Form 10-K
period 2017-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2017-11-16
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,442.2 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 14, 2017 there were 70,603,793 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed on or about January 25, 2018 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2017 Annual Report on Form 10-K
September 30, 2017

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spares and services.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
Item 1. BUSINESS
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") designs, manufactures and sells capital equipment and tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
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
Our year end for each of fiscal 2017, 2016 and 2015 was September 30, 2017, October 1, 2016, and October 3, 2015, respectively.

Key Events in Fiscal 2017
Impairment Charges
During the third quarter of fiscal 2017, the Company concluded that a triggering event had occurred in connection with the EA/APMR reporting unit (the former Assembléon) based on the results of an updated long-term financial outlook for that business that was conducted as part of the Company’s strategic review due to lower demand as compared to forecast. The projection used in the fiscal 2016 annual impairment test had been developed based on the fiscal 2016 actual results, where the actual revenue had exceeded the forecast. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to softer near-term demand in the System-in-package market. Under ASC 350, the Company is required to test its goodwill and intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill and intangible assets. Accordingly, the Company has performed the first step of the goodwill impairment test for the EA/APMR reporting unit.
The Company used a discounted cash flow model to determine the fair value of the EA/APMR reporting unit. The cash flow projections used in the discounted cash flow model were prepared using the forecasted financial results of the reporting unit, which was based upon underlying estimates of the total market size using independent third party industry reports, and market share data developed using the combination of independent third party data and our internal data. Significant assumptions used to determine fair value of the EA/APMR reporting unit include terminal growth rate of 2.5%, cost reduction initiatives including restructuring, working capital, tax rate and a weighted average cost of capital (discount rate) of 10.45%. Our calculation of the estimated fair value of goodwill was based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Any changes in the assumptions may result in additional impairment.
Following the Company's early adoption in the third quarter of fiscal 2017 of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. Step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying amount of the EA/APMR reporting unit exceeded its fair value by $35.2 million as of July 1, 2017, requiring an impairment charge of this amount. The goodwill impairment charge, which is a non-cash charge, has been reflected in the Company’s Consolidated Statements of Operations for fiscal 2017.
In connection with the evaluation of the goodwill impairment in the EA/APMR reporting unit, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. As a result of this analysis, it was determined that there were no impairment charges to record relating to these assets.
Business Combinations
On July 2, 2017, Kulicke and Soffa Holland Holdings B.V. (“KSHH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with the shareholders of Liteq to purchase all of the outstanding equity interests of Liteq. Liteq is a lithography solutions provider for advanced packaging.
The purchase price consisted of EUR 25.0 million (approximately $28.6 million) cash paid at closing and additional potential earn-out payments based on Liteq's cumulative pre-tax earnings and cumulative engineering expenses for 2018 to 2022. The acquisition expands the Company's presence in the advanced packaging market.
Share Repurchase Program
On August 15, 2017, the Company announced that it fully executed its $100 million share repurchase program (the "Program"), originally announced on August 27, 2014. In addition, the Company announced that its Board of Directors approved a new share repurchase program (the "New Program") that authorizes the repurchase of up to $100 million of the Company's common shares, from time to time over the three year period ending August 1, 2020. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the New Program. The New Program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations. During the year ended September 30, 2017, the Company repurchased a total of 0.9 million shares of common stock at a cost of $18.2 million. As of September 30, 2017, our remaining share repurchase authorization under the New Program was approximately $88.8 million.

Segments
During the fourth quarter of fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) Aftermarket Products and Services ("APS"). Subsequently, we recasted financial results for fiscal years 2017, 2016 and 2015 based on the revised segment structure. The change in the segments was a result of changes to our organizational structure effected during the fourth quarter of fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments, was brought under common leadership in the APS segment. Subsequent to the reorganization, the Capital Equipment segment comprises of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.
For further information on our operating segments and the reorganization actions, please refer to Note 15, "Segment Information," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
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
Our Capital Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
Our APS segment is less volatile than our Capital Equipment segment. APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout business cycles. Our visibility into future demand is generally limited, forecasting is difficult, and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of September 30, 2017, our total cash, cash equivalents, restricted cash and short-term investments were $608.9 million, a $61.0 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Technology Leadership
We compete largely by offering our customers advanced equipment and tools available for the interconnect processes. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and tools products. To maintain our competitive advantage, we invest in product development activities designed to produce improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or tools. In order to generate these improvements, we typically work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
We bring the same technology focus to our tools business, driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is a core strength supporting our products' technological differentiation.

Products and Services
The Company operates two segments: Capital Equipment and APS. The following table reflects net revenue by segment for fiscal 2017, 2016, and 2015:

	Fiscal
	2017		2016		2015
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$651,934	80.6%	$488,925	78.0%	$411,099	76.6%
APS	157,107	19.4%	138,267	22.0%	125,372	23.4%
	$809,041	100.0%	$627,192	100.0%	$536,471	100.0%

See Note 15 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by segment.
Capital Equipment Segment
In our Capital Equipment segment, we manufacture and sell a line of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

Our principal Capital Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	Bonder for low-to-medium pin count applications

	ConnXPS LED PLUS	LED applications

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with larger area using heavy and thin aluminum

	AsterionTM EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	AT Premier PLUS	Advanced wafer level bonding application

	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, HA FC and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	APAMA DA	High performance and productivity die attach bonder for single or stack die bonding

	LITEQ 500A	Lithographic stepper for the formation of redistribution layer ("RDL") in FOWLP, fan-in wafer level packaging ("FIWLP") and flip chip ("FC")

	LITEQ 500B	Lithographic stepper for the formation of RDL in FOWLP, FIWLP and FC with higher throughput

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules
(1) Power Series (“PS”)
(2) Standard version
(3) Large area version
(4) Extended large area version

Business Unit	Product Name (1)	Typical Served Market

Electronics Assembly	iX Series	Advanced Surface Mount Technology ("SMT") applications requiring extremely high output of passive and active components

	iFlex Series	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components
Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu PLUS series: high-performance copper wire ball bonders for advanced wafer.

•	The IConnPS MEM PLUS series: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.
Our ball bonders are capable of performing very fine pitch bonding, as well as creating the complex loop shapes needed in the assembly of advanced semiconductor packages and bonding on the latest silicon. Most of our installed base of gold wire bonders can also be retrofitted for copper applications through kits we sell separately.
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
With the acquisition of Liteq, we have broadened our product offering with Lithographic stepper typically used for the formation of RDL in FOWLP, FIWLP and FC.
Electronic Assembly
Our iX and iFlex series machines enable us to diversify our business with SMT placement technologies, thereby expanding market reach into the automotive, LED lighting, medical and industrial segments with Electronic Assembly solutions.
APS Segment
In our APS segment, we manufacture and sell a variety of tools for a broad range of semiconductor packaging applications. Our principal APS segment products include:

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
We also offer spare parts, equipment repair, maintenance and servicing, training services, and upgrades for our equipment.
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
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
1	Haoseng Industrial Co., Ltd. *#	1	Haoseng Industrial Co., Ltd. *#	1	Amkor Technology Inc.
2	Siliconware Precision Industries Ltd.	2	Siliconware Precision Industries Ltd.	2	Haoseng Industrial Co., Ltd. #
3	Advanced Semiconductor Engineering	3	Advanced Semiconductor Engineering	3	Skyworks Solutions Incorporated
4	Amkor Technology Inc.	4	STATS Chippac Ltd	4	ST Microelectronics
5	Super Power International Ltd #	5	Powertech Technology Inc.	5	Renesas Semiconductor
6	Samsung	6	Amkor Technology Inc.	6	First Technology China, Ltd. #
7	First Technology China, Ltd. #	7	Orient Semiconductor Electronics, Ltd.	7	Orient Semiconductor Electronics, Ltd.
8	LG Innotek Co. Ltd.	8	First Technology China, Ltd. #	8	Texas Instruments, Inc.
9	Texas Instruments, Inc.	9	Samsung	9	Rohm Integrated Systems
10	Xinye Electronics. Co #	10	Tesla Motors	10	Xinye Electronics. Co #
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
The following table reflects our backlog as of September 30, 2017 and October 1, 2016:

	As of
(in thousands)	September 30, 2017	October 1, 2016
Backlog	$190,702	$87,200

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
Capital Equipment
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
Aftermarket Products and Services
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in Suzhou, China. The capillaries are made using blanks produced at our facility in Yokneam, Israel. We both produce and outsource the production of our bonding wedges. Both the Suzhou and Yokneam facilities are ISO 9001 certified. The Suzhou facility is also ISO 14001 and ISO 18001 certified.
Spares are manufactured at our facilities in Singapore and Netherlands.
Research and Product Development
Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $100.2 million, $92.4 million, and $90.0 million during fiscal 2017, 2016, and 2015, respectively.
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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology, Shinkawa Ltd and Kaijo Corporation

•	Wedge bonders: ASM Pacific Technology, Cho-Onpa, F&K Delvotec, and Hesse Mechatronics

•	AT Premier bonders: ASM Pacific Technology, Shinkawa Ltd and Kaijo Corporation

•	APAMA bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Shibaura Mechatronics Corporation, Shinkawa Ltd., Toray Industries, Inc, and Hanmi semiconductor Co., Ltd.

•	APAMA DA bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Fasford Technology Co., Ltd, Shinkawa Ltd and Canon Semiconductor Equipment Inc.

•	Lithographic stepper: Ultratech, Inc., Shanghai Micro Electronics Equipment (Group) Co., Ltd., SÜSS MicroTec AG, and Canon Semiconductor Equipment Inc.

•	Hybrid solutions: ASM Pacific Technology, BE Semiconductor Industries N.V., , Fuji Machine Mfg. Co., Ltd., and Yamaha Motor Co., Ltd.

•	Electronic Assembly solutions: ASM Pacific Technology, Fuji Machine Mfg. Co., Ltd., Panasonic Factory Solutions Co., Ltd., and Yamaha Motor Co., Ltd.
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant tools competitors include:

•	Capillaries: PECO, and Small Precision Tools, Inc.

•	Dicing blades: Disco Corporation and Zhengzhou Shine More Superabrasive Products Co. Ltd

•	Bonding wedges: Small Precision Tools, Inc. and DeWeyl Tools, Inc.
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
Employees
As of September 30, 2017, we had approximately 2,778 regular full-time employees and 277 temporary workers worldwide.

Item 1A. RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Our operating results and financial condition are adversely impacted by volatile worldwide economic conditions.
Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.
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
Our operating results are significantly affected by the capital expenditures of semiconductor manufacturers, both IDMs and OSATs. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including mobile devices, personal computers, consumer electronics, telecommunications equipment, automotive components and other industrial products. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results.
The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. Downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. Historically these downturns have severely and negatively affected the industry's demand for capital equipment, including assembly equipment and, to a lesser extent, tools. There can be no assurances regarding levels of demand for our products. In any case, we believe the historical volatility of our business, both upward and downward, will persist.
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
In the past, our quarterly operating results have fluctuated significantly. We expect our quarterly results will continue to fluctuate. Although these fluctuations are partly due to the cyclical and volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.
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
The transition from gold to copper wire bonding by our customers and the industry has substantially completed.
Our customers have substantially completed the transition from gold to copper wire bonding. In fiscal 2017, 84% of total ball bonders sold by the Company were copper capable bonders. If our customers transition away from copper wire bonding, there may be a reduced demand for our wire bonders and our financial condition and operating results may be materially and adversely affected.
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Approximately 92.9%, 92.4%, and 91.2% of our net revenue for fiscal 2017, 2016, and 2015, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 40.0%, 33.7% and 31.6% of our net revenue for the fiscal 2017, 2016, and 2015 was for shipments to customers located in China.
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

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	foreign exchange restrictions and capital controls;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and U.S. taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza or other illnesses;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments' monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws;

•	new laws and regulations; and

•	legal systems which are less developed and may be less predictable than those in the U.S.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. From time to time, senior management or other key employees may leave our company. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.
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
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. Sales to our largest customers, which we define as representing more than 10% of our net revenue, comprised 10.1% and 11.5% of our net revenue for fiscal 2017 and fiscal 2016, respectively, and sales to our ten largest customers comprised 47.3% and 47.6% of our net revenue for fiscal 2017 and fiscal 2016, respectively.
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
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 70.2 million shares were outstanding as of September 30, 2017. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.
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
We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, depending on the nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (of the Company or that of third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
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
Risks Related to the Liteq Acquisition
We face risks associated with integrating Liteq into the Company.
The successful expansion of our business and operations resulting from the Liteq acquisition will require significant time, effort, attention and dedication of management and may strain our operational and financial resources. It is possible that integrating Liteq and its businesses into the Company could result in changes to or pressure on compliance with standards, controls, procedures and policies. This process could expose us to risks and challenges, including:

•	unanticipated issues in coordinating information, communication and other systems;

•	unexpected loss of key employees;

•	distraction of management attention from our other businesses;

•	the need to modify operating and accounting controls and procedures; and

•	foreign currency fluctuation that could negatively impact our financial results and cash flows.
In addition, it is possible that our exposure to potential liabilities resulting from Liteq’s business, some of which may be material or unknown, could exceed amounts we can recover through indemnification claims.
These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition.

We may fail to realize the anticipated benefits of the Liteq acquisition.
The Liteq acquisition is intended to expand our presence in the advanced packaging market. The success of the Liteq acquisition will depend on, among other things, our ability to integrate Liteq and its businesses into the Company. Liteq's businesses are also subject to certain risks that may negatively affect the financial results for our Capital Equipment business segment, including, among others, the following:

•
Liteq’s business is largely dependent on the introduction and adoption by customers of our lithography solutions for advanced packaging. There is no assurance that the new products or technology introduction will be successful in demonstrating functionality and performance or will be accepted in the market with customers in commercial applications.

•
The goodwill established in connection with our acquisition of Liteq represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually. The goodwill also includes the value of expected future cash flows of Liteq, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Intangible assets other than goodwill primarily consist of developed technology.

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
We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code. An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. Certain foreign jurisdictions may also have rules that are similar to the U.S. on limiting utilization of tax attributes resulting from an ownership change. As of September 30, 2017, we have foreign net operating loss carryforwards of $95.8 million, domestic state net operating loss carryforwards of $165.8 million, federal tax credit carryforwards of $24.3 million, and state tax credit carryforwards of $4.9 million that can reduce future taxable income.
Potential changes to U.S. and foreign tax laws could increase our income tax expense.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax authorities in some of the jurisdictions in which we do business, including the U.S., have proposed or announced that they are reviewing tax changes that could potentially increase taxes, and other revenue-raising laws and regulations. It is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the scope of the revisions will be. Changes in U.S. and foreign tax laws, if enacted, could materially and adversely affect our financial condition and operating results.
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
Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, manufacturing, sales and research and development facilities in Singapore, manufacturing and research and development facilities in the Netherlands, China, and Israel and sales and research and development facilities in the U.S. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the U.S. and overseas. Additional attacks or any broader conflict, could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 30, 2017:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	198,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Capital Equipment: ball and wedge bonders, advanced packaging and AT Premier	November 2043 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing, technology and shared support services center	APS: capillaries, dicing blades and bonding wedges	Owned
Eindhoven, Netherlands	100,000 sq. ft.	Manufacturing, technology, sales and service center	Capital Equipment: Advanced Packaging and Electronics Assembly	September 2025 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	Owned
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (4)
Yokneam, Israel	21,000 sq. ft.	Manufacturing and technology center	APS: capillary blanks (semi-finish)	January 2018 (5)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China and Fort Washington, Pennsylvania

(2)	Includes lease extension periods at the Company's option. Initial lease expires in November 2023.

(3)	Includes lease extension periods at the Company's option. Initial lease expires in September 2020.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2023.

(5)
At the expiry of the lease, the Israel operations will relocate to a 29,000 sq. ft. facility in Haifa, Israel with an initial lease period of 10 years and a lease extension period of 10 years at the Company's option.

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
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$16.88	$12.64	$12.39	$9.13
Second Quarter	$21.23	$15.95	$12.20	$9.63
Third Quarter	$23.00	$18.80	$12.98	$10.62
Fourth Quarter	$22.71	$18.22	$13.44	$11.29
On November 14, 2017, there were approximately 226 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 25, 2018.
Recent Sales of Unregistered Securities and Use of Proceeds
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended September 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2017 to July 29, 2017	7	$18.98	7	$6,634
July 30, 2017 to September 2, 2017	566	$19.30	566	$95,708
September 3, 2017 to September 30, 2017	362	$19.21	362	$88,753
For the three months ended September 30, 2017	935		935

(1)
On August 15, 2017, the Company announced that it fully executed its $100 million share repurchase program (the "Program"), originally announced on August 27, 2014. In addition, the Company announced that its Board of Directors has approved a new share repurchase program (the "New Program") that authorizes the repurchase of up to $100 million of the Company's common shares, from time to time over the three year period ending August 1, 2020. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the New Program. The New Program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2017, 2016, 2015, 2014, and 2013.
This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or other reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data:
Net revenue	809,041	627,192	536,471	568,569	534,938
Income from operations	98,254	52,539	37,251	76,984	65,806
Interest income (expense), net	5,432	2,211	454	149	862
Income before income tax	103,686	54,750	37,705	77,133	66,668
Income tax (benefit) / expense(1)	(8,135)	7,638	(12,934)	14,145	7,310
Share of results of equity-method investee, net of tax	(190)	—	—	—	—
Net income	$112,011	$47,112	$50,639	$62,988	$59,358

(1)
The following are the most significant factors that affected our provision for income taxes: volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation; and our provision for various tax exposure items.

	Fiscal
	2017	2016	2015	2014	2013
Per Share Data:
Net income per share:
Basic	$1.58	$0.67	$0.67	$0.82	$0.79
Diluted	$1.55	$0.67	$0.67	$0.81	$0.78

Weighted average shares outstanding:
Basic	70,906	70,477	75,414	76,396	75,132
Diluted	72,063	70,841	75,659	77,292	76,190

	Fiscal
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$608,410	$547,907	$498,614	$597,086	$525,040
Working capital	752,934	662,345	633,435	756,340	676,986
Total assets	1,171,107	982,444	904,466	944,448	862,994
Long-term and current portion of financing obligation	16,769	17,318	17,003	19,616	19,396
Shareholders' equity	912,936	806,518	769,249	789,242	716,665

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spares and services.
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
Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Introduction of our operations, key events, business environment, technology leadership, products and services

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Results of Operations

•	Liquidity and Capital Resources

•	Other Obligations and Contingent Payments
Overview
For an overview of our business, see "Part I – Item 1. – Business"
Segment Realignment
During the fourth quarter of fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) APS. As a result of this re-alignment, the Company has aggregated twelve operating segments as of September 30, 2017, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted financial results for fiscal years 2017, 2016 and 2015 based on the revised segment structure. The change in the segments was a result of changes to our organizational structure initiated during the fourth quarter of fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed during the fourth quarter of fiscal year 2017. Subsequent to the reorganization, the Capital Equipment segment comprises of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.
For further information on our operating segments and the reorganization actions, please refer to Note 15, "Segment Information," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
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
Revenue Recognition
In accordance with ASC No. 605, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and customer acceptance, when applicable, has been received or we otherwise have been released from customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. Services revenue is generally recognized over the period that the services are provided.
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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or net realizable value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. We communicate forecasts of our future consumption to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or net realizable value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
Inventory reserve provision for certain subsidiaries is determined based on management's estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Capital Equipment and Aftermarket Products and Services ("APS"). Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne"), Assembléon B.V. ("Assembléon") and Liteq B.V. in fiscal 2009, 2015 and 2017, respectively.
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
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
In fiscal 2017 and 2016, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
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
For further information on goodwill and intangible assets, see Note 5 below.
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. We record a valuation allowance to reduce our deferred tax assets to the amount we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.
In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), we account for uncertain tax positions taken or expected to be taken in the Company's income tax return. Under ASC 740.10, we utilize a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires us to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon examination solely based on its technical merit. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority, including resolution of related appeals or litigation process, if any.
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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2017 and 2016
The following table reflects our income from operations for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Net revenue	$809,041	$627,192	$181,849	29.0%
Cost of sales	433,995	340,463	93,532	27.5%
Gross profit	375,046	286,729	88,317	30.8%

Selling, general and administrative	141,382	141,816	(434)	(0.3)%
Research and development	100,203	92,374	7,829	8.5%
Impairment charges	35,207	—	35,207	N/A
Operating expenses	276,792	234,190	42,602	18.2%

Income from operations	$98,254	$52,539	$45,715	87.0%
Bookings and Backlog
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
The following tables reflect our bookings and backlog for fiscal 2017 and 2016:

	Fiscal
(in thousands)	2017	2016
Bookings	$912,549	$661,931

	As of
(in thousands)	September 30, 2017	October 1, 2016
Backlog	$190,702	$87,200
Our net revenues for fiscal 2017 increased as compared to our net revenues for fiscal 2016 due to strong customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past. Customer demand for our products could weaken and lead to a decline in our net revenues.
Net Revenue
Approximately 92.9% and 92.4% of our net revenue for fiscal 2017 and 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 40.0% and 33.7% of our net revenue for fiscal 2017 and 2016, respectively, was for shipments to customers located in China.

The following table reflects net revenue by business segment for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Capital Equipment	$651,934	$488,925	$163,009	33.3%
APS	157,107	138,267	18,840	13.6%
Total net revenue	$809,041	$627,192	$181,849	29.0%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(11,337)	$174,346	$163,009
For fiscal 2017, the higher Capital Equipment net revenue as compared to fiscal 2016 was primarily due to higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications partially offset by lower demand for our Hybrid products in the SiP market. The higher sales volume was partially offset by unfavorable price variance due to price reduction.
APS
The following table reflects the components of APS net revenue change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Volume	$ Change
APS	$(4,385)	$23,225	$18,840

For fiscal 2017, the higher APS net revenue as compared to fiscal 2016 was primarily due to higher sales in tools. This was partially offset by price reduction.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Capital Equipment	$284,118	$203,991	$80,127	39.3%
APS	90,928	82,738	8,190	9.9%
Total gross profit	$375,046	$286,729	$88,317	30.8%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2017 and 2016:

	Fiscal		Basis Point
	2017	2016	Change
Capital Equipment	43.6%	41.7%	190
APS	57.9%	59.8%	(190)
Total gross margin	46.4%	45.7%	70

Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(11,337)	$7,586	$83,878	$80,127

For fiscal 2017, the higher Capital Equipment gross profit as compared to fiscal 2016 was primarily due to higher volume and lower cost. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications partially offset by lower demand for our Hybrid products in the SiP market. The lower cost was due to better absorption from higher manufacturing volume. The higher sales volume and lower cost were partially offset by unfavorable price variance due to price reduction.
APS
The following table reflects the components of APS gross profit change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Cost	Volume	$ Change
APS	$(4,385)	$7	$12,568	$8,190
For fiscal 2017, the higher APS gross profit as compared to fiscal 2016 was primarily due to higher sales in tools. This was partially offset by price reduction.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2017 and 2016:

	Fiscal		Basis point
	2017	2016	change
Selling, general & administrative	17.5%	22.6%	(510)
Research & development	12.4%	14.7%	(230)
Impairment charges	4.4%	—%	440
Total	34.3%	37.3%	(300)
Selling, General and Administrative (“SG&A”)
For fiscal 2017, lower SG&A as compared to fiscal 2016 was primarily due to net decrease of $5.2 million of expenses relating to the restructuring programs and $1.4 million relating to other severance payments. These were partially offset by $3.4 million increase in incentive compensation due to better current fiscal year performance and $2.8 million increase in executive staff costs.
Research and Development (“R&D”)
For fiscal 2017, higher R&D expenses as compared to fiscal 2016 was primarily due to higher staff costs. This was partially offset by lower prototype material costs for advanced packaging products.
Impairment Charges
In fiscal 2017, the Company recognized a non-cash impairment charge related to goodwill in the EA/APMR (former Assembléon) reporting unit. See Note 5 “Goodwill and Intangible Assets” of the accompanying consolidated financial statements for further information.
Income from Operations
For fiscal 2017, total income from operations was higher by $45.7 million as compared to fiscal 2016. This was primarily due to higher revenue for Capital Equipment sales and partially offset by higher operating expenses as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Interest income	$6,491	$3,318	$3,173	95.6%
Interest expense	$(1,059)	$(1,107)	$48	(4.3)%
For fiscal 2017, interest income was higher as compared to fiscal 2016. This was primarily due to higher returns and a larger cash, cash equivalent and short-term investment balances.

Interest expense for fiscal 2017 and 2016 was attributable to the interest on financing obligation relating to the building, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 10 of our Consolidated Financial Statements included in Item 8 of this report).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2017 and 2016:

	Fiscal
(in thousands)	2017	2016
Income tax (benefit) / expense	(8,135)	7,638
Effective tax rate	(7.8)%	14.0%
During fiscal 2017, the Company elected to adopt the foreign tax credit for its U.S. federal tax return filings. As a result of this election, the Company has amended its U.S. tax returns from 2006 through 2015, filed its 2016 return on the same basis, and accrued the benefit for 2017. Due to this tax position, the Company recorded foreign tax credits of approximately $26.1 million which resulted in a decrease of our effective tax rate from fiscal 2016.
For fiscal 2017, the effective tax rate differed from the federal statutory tax rate primarily due to tax benefits from foreign tax credits, profits generated in foreign operations subject to a lower statutory tax rate than the U.S. federal rate, domestic research tax credit, and the impact of tax holidays, partially offset by an increase for deferred taxes on unremitted earnings, deemed dividends, foreign withholding taxes, tax liabilities from foreign operations, and non-deductible goodwill impairment.
For fiscal 2016, the effective tax rate differed from the federal statutory tax rate primarily due to tax benefits from profits in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from the change in permanent reinvestment assertion from the restructuring implementation, tax benefits from domestic research expenditures, and the impact of tax holidays, partially offset by a tax liability arising from a settlement with a foreign tax authority, an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets.
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
Our net revenues for fiscal 2016 increased as compared to our net revenues for fiscal 2015 due to strong customer demand and additional revenue resulting from the Assembléon acquisition. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past. Customer demand for our products could weaken and lead to a decline in our net revenues.
Net Revenue
Approximately 92.4% and 91.2% of our net revenue for fiscal 2016 and 2015, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 33.7% and 31.6% of our net revenue for fiscal 2016 and 2015 was for shipments to customers located in China.

The following table reflects net revenue by business segment for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Capital Equipment	$488,925	411,099	$77,826	18.9%
APS	138,267	125,372	12,895	10.3%
Total net revenue	$627,192	$536,471	$90,721	16.9%

Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(28,567)	$106,393	$77,826
For fiscal 2016, the higher Capital Equipment net revenue as compared to fiscal 2015 was primarily due to the higher volume driven by the strong demand from our customers and inclusion of the additional revenue resulting from the Assembléon acquisition.

This was partially offset by the unfavorable price variance in our ball bonders and Advanced Packaging products. The unfavorable price variance was due to the unfavorable customer mix.
APS
The following table reflects the components of APS net revenue change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Volume	$ Change
APS	$(2,970)	$15,865	$12,895

For fiscal 2016, the higher APS net revenue as compared to fiscal 2015 was primarily due to the higher volume. The higher volume was primarily due to higher demand in wire bonding tools and inclusion of the additional revenue resulting from the Assembléon acquisition. This was partially offset by a price reduction.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Capital Equipment	$203,991	$183,295	$20,696	11.3%
APS	82,738	75,797	6,941	9.2%
Total gross profit	$286,729	$259,092	$27,637	10.7%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2016 and 2015:

	Fiscal		Basis Point
	2016	2015	Change
Capital Equipment	41.7%	44.6%	(290)
APS	59.8%	60.5%	(70)
Total gross margin	45.7%	48.3%	(260)
Capital Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(28,567)	$3,273	$45,990	$20,696
For fiscal 2016, the higher Capital Equipment gross profit as compared to fiscal 2015 was primarily due to the higher volume described above and lower cost. The higher volume was driven by the strong demand from our customers and inclusion of the additional revenue resulting from the Assembléon acquisition. The lower cost was primarily due to product mix. Higher volume and lower cost were partially offset by the unfavorable price variance in our ball bonders and Advanced Packaging products. The unfavorable price variance was due to the unfavorable customer mix.
APS
The following table reflects the components of APS gross profit change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Cost	Volume	$ Change
APS	$(2,970)	$(151)	$10,062	$6,941

For fiscal 2016, the higher APS gross profit as compared to fiscal 2015 was primarily due to the higher volume. The higher volume was primarily due to higher demand in wire bonding tools and wedge bonding tools and inclusion of the additional revenue resulting from the Assembléon acquisition. This was partially offset by a price reduction.

Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2016 and 2015:

	Fiscal		Basis point
	2016	2015	change
Selling, general & administrative	22.6%	24.6%	(200)
Research & development	14.7%	16.8%	(210)
Total	37.3%	41.4%	(410)
Selling, General and Administrative (“SG&A”)
For fiscal 2016, higher SG&A as compared to fiscal 2015 was primarily due to $7.9 million of expenses relating to the restructuring program, $7.6 million increase due to inclusion of SG&A expenses resulting from the Assembléon acquisition, $3.2 million increase in incentive compensation due to better performance and a $2.6 million unfavorable net foreign exchange variance. These were partially offset by lower staff costs of $7.0 million due to streamlining of our international operations and functions, and lower amortization expenses of $4.7 million relating to the wedge bonder developed technology which were fully amortized in fiscal year 2015.
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
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Interest income	3,318	1,637	$1,681	102.7%
Interest expense	(1,107)	(1,183)	$76	(6.4)%
For fiscal 2016, higher interest income was derived from a higher cash, cash equivalent and short-term investment balances.
Interest expense for fiscal 2016 and 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 10 of our Consolidated Financial Statements included in Item 8 of this report).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Income tax expense / (benefit)	7,638	(12,934)
Effective tax rate	14.0%	(34.3)%
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of September 30, 2017 and October 1, 2016:

	As of
(dollar amounts in thousands)	September 30, 2017	October 1, 2016	Change
Cash and cash equivalents	$392,410	$423,907	$(31,497)
Restricted cash	530	—	530
Short-term investments	216,000	124,000	92,000
Total cash, cash equivalents, restricted cash and short-term investments	$608,940	$547,907	$61,033
Percentage of total assets	52.0%	55.8%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2017 and 2016:

	Fiscal
(in thousands)	2017	2016
Net cash provided by operating activities	$136,310	$68,407
Net cash used in investing activities	(145,199)	(129,165)
Net cash used in financing activities	(22,684)	(14,486)
Effect of exchange rate changes on cash and cash equivalents	76	537
Changes in cash and cash equivalents	$(31,497)	$(74,707)
Cash and cash equivalents, beginning of period	423,907	498,614
Cash and cash equivalents, end of period	$392,410	$423,907
Fiscal 2017
Net cash provided by operating activities was primarily the result of net income of $112.0 million, non-cash adjustments of $61.0 million and working capital changes of $(36.7) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $67.9 million and an increase in net inventories of $47.4 million. This was partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $78.3 million.
The increase in accounts receivable was due to higher sales in fiscal 2017 as compared to fiscal 2016. The increase in net inventories was primarily due to higher manufacturing activity in the fourth quarter of fiscal 2017 as compared to fourth quarter of fiscal 2016. The increase in accounts payable and accrued expenses and other current liabilities was primarily due to an increase in manufacturing activity, higher accrued incentive compensation due to better performance, and higher customer obligations.

Net cash used in investing activities was primarily due to net cash outflow for the Liteq acquisition of $27.1 million, purchases of short-term investments of $305.0 million and capital expenditures of $25.6 million, offset by maturity of short-term investments of $213.0 million.
Net cash used in financing relates to the repurchase of common stock of $18.2 million, reversal of excess tax benefits of $4.4 million and repayment of loans of $0.6 million. This was offset by proceeds from the exercise of stock options of $0.5 million.
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
Fiscal 2018 Liquidity and Capital Resource Outlook
We expect our fiscal 2018 capital expenditures to be between $26.0 million and $28.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and investments. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.
As of September 30, 2017 and October 1, 2016, approximately $565.0 million and $479.7 million of cash, cash equivalents, restricted cash and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of September 30, 2017 and October 1, 2016, were approximately $505.5 million and $428.4 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company has entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial maturity date of March 20, 2017, which has been extended on the same terms until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will repatriate the funds we have designated as indefinitely reinvested outside the U.S., but may do so in the future. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could borrow under the 2016 Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.
On August 15, 2017, the Company announced that it fully executed its $100 million share repurchase program (the "Program"), originally announced on August 27, 2014. In addition, the Company announced that its Board of Directors approved a new share repurchase program (the "New Program") that authorizes the repurchase of up to $100 million of the Company's common shares, from time to time over the three year period ending August 1, 2020. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the New Program. The New Program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations. During the year ended September 30, 2017, the Company repurchased a total of 0.9 million shares of common stock at a cost of $18.2 million. As of September 30, 2017, our remaining share repurchase authorization under the New Program was approximately $88.8 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 30, 2017 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of September 30, 2017, the Company had deferred tax liabilities of $26.8 million and long-term tax payable of $6.4 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table. In addition, the Company has retirement obligations and other severances of $6.4 million which are payable on employee departure.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 30, 2017:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$106,084	106,084	$—	$—	$—
Operating lease obligations (2)	19,958	3,781	5,435	3,585	7,157
Asset retirement obligations (reflected on our Balance Sheets)(3)	1,423	436	39	—	948
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$127,465	$110,301	$5,474	$3,585	$8,105

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued

involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of September 30, 2017, we recorded a financing obligation of $16.8 million. The financing obligation is not reflected in the table above.

(3)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee for operational purposes. As of September 30, 2017, the outstanding amount was $3.2 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Balance Sheets.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended by another year until March 20, 2018. All other material terms and conditions of the 2016 Credit Facility remain in force and effect. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of September 30, 2017, there were no outstanding amounts under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of September 30, 2017, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.
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
Foreign Currency Risk
Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in Netherlands, China, Taiwan, Japan and Germany. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Based on our foreign currency exposure as of September 30, 2017, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with notional amounts of $36.4 million outstanding as of September 30, 2017. On October 12, 2017, the Company entered into foreign exchange forward contracts with notional amounts of $12.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Kulicke & Soffa Industries, Inc. and its subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting included under Item 9A, management has excluded Liteq B.V (“Liteq”) from its assessment of internal control over financial reporting as of September 30, 2017, because it was acquired by the Company in a purchase business combination during the year ended September 30, 2017. We have also excluded Liteq from our audit of internal control over financial reporting. Liteq is a wholly-owned subsidiary of the Company whose total assets excluded from management’s assessment and our audit of internal control over financial reporting represent 2.5% of the related consolidated financial statement amounts as of September 30, 2017. No revenue was contributed by Liteq for the year ended September 30, 2017.

/s/ PricewaterhouseCoopers LLP
Singapore
November 16, 2017

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 30, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$392,410	$423,907
Restricted cash	530	—
Short-term investments	216,000	124,000
Accounts and notes receivable, net of allowance for doubtful accounts of $79 and $506, respectively	198,480	130,455
Inventories, net	122,023	87,295
Prepaid expenses and other current assets	23,939	15,285
Total current assets	953,382	780,942

Property, plant and equipment, net	67,762	50,342
Goodwill	56,318	81,272
Intangible assets, net	62,316	50,810
Deferred income taxes	27,771	16,822
Equity investments	1,502	—
Other assets	2,056	2,256
TOTAL ASSETS	$1,171,107	$982,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,354	$41,813
Accrued expenses and other current liabilities	132,314	63,954
Income taxes payable	16,780	12,830
Total current liabilities	200,448	118,597

Financing obligation	16,074	16,701
Deferred income taxes	26,779	27,697
Other liabilities	14,870	12,931
TOTAL LIABILITIES	$258,171	$175,926

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,953 and 83,231 respectively; outstanding 70,197 and 70,420 shares, respectively	506,515	498,676
Treasury stock, at cost, 13,756 and 12,811 shares, respectively	(157,604)	(139,407)
Retained earnings	561,986	449,975
Accumulated other comprehensive gain / (loss)	2,039	(2,726)
TOTAL SHAREHOLDERS' EQUITY	$912,936	$806,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,171,107	$982,444
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2017	2016	2015
Net revenue	$809,041	$627,192	$536,471
Cost of sales	433,995	340,463	277,379
Gross profit	375,046	286,729	259,092
Selling, general and administrative	141,382	141,816	131,808
Research and development	100,203	92,374	90,033
Impairment charges	35,207	—	—
Operating expenses	276,792	234,190	221,841
Income from operations	98,254	52,539	37,251
Interest income	6,491	3,318	1,637
Interest expense	(1,059)	(1,107)	(1,183)
Income from operations before income taxes	103,686	54,750	37,705
Income tax (benefit) / expense	(8,135)	7,638	(12,934)
Share of results of equity-method investee, net of tax	(190)	—	—
Net income	$112,011	$47,112	$50,639

Net income per share:
Basic	$1.58	$0.67	$0.67
Diluted	$1.55	$0.67	$0.67

Weighted average shares outstanding:
Basic	70,906	70,477	75,414
Diluted	72,063	70,841	75,659

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2017	2016	2015
Net income	$112,011	$47,112	$50,639
Other comprehensive income (loss):
Foreign currency translation adjustment	1,960	624	(3,360)
Unrecognized actuarial gain / (loss) on pension plan, net of tax	990	(1,791)	19
	2,950	(1,167)	(3,341)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	669	(566)	(1,008)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	1,146	104	1,008
Net increase/ (decrease) from derivatives designated as hedging instruments, net of tax	1,815	(462)	—

Total other comprehensive income / (loss)	4,765	(1,629)	(3,341)

Comprehensive income	$116,776	$45,483	$47,298
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
Balances as of September 27, 2014	76,626	$479,116	$(46,984)	$352,224	$2,244	$786,600
Issuance of stock for services rendered	83	1,049	—	—	—	1,049
Repurchase of common stock	(6,405)	—	(77,872)	—	—	(77,872)
Exercise of stock options	75	694	—	—	—	694
Issuance of shares for market-based restricted stock and time-based restricted stock	861	—	—	—	—	—
Excess tax benefits from stock based compensation	—	540	—	—	—	540
Equity-based compensation expense	—	10,940	—	—	—	10,940
Components of comprehensive income:
Net income	—	—	—	50,639	—	50,639
Translation adjustment	—	—	—	—	(3,360)	(3,360)
Unamortized pension costs	—	—	—	—	19	19
Total comprehensive income	—	—	—	50,639	(3,341)	47,298
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$402,863	$(1,097)	$769,249
Issuance of stock for services rendered	50	551	—	—	—	551
Repurchase of common stock	(1,408)	—	(14,551)	—	—	(14,551)
Exercise of stock options	53	410	—	—	—	410
Issuance of shares for market-based restricted stock and time-based restricted stock	485	—	—	—	—	—
Excess tax benefits from stock based compensation	—	197	—	—	—	197
Equity-based compensation expense	—	5,179	—	—	—	5,179
Components of comprehensive income:
Net income	—	—	—	47,112	—	47,112
Translation adjustment	—	—	—	—	624	624
Unrealized loss on derivative instruments	—	—	—	—	(462)	(462)
Unamortized pension costs	—	—	—	—	(1,791)	(1,791)
Total comprehensive income	—	—	—	47,112	(1,629)	45,483
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$449,975	$(2,726)	$806,518
Issuance of stock for services rendered	45	750	—	—	—	750
Repurchase of common stock	(945)	—	(18,197)	—	—	(18,197)
Exercise of stock options	61	509	—	—	—	509
Issuance of shares for market-based restricted stock and time-based restricted stock	616	—	—	—	—	—
Reversal of excess tax benefits from stock based compensation	—	(4,392)	—	—	—	(4,392)
Equity-based compensation expense	—	10,972	—	—	—	10,972
Components of comprehensive income:
Net income	—	—	—	112,011	—	112,011
Translation adjustment	—	—	—	—	1,960	1,960
Unrealized gain on derivative instruments	—	—	—	—	1,815	1,815
Unamortized pension costs	—	—	—	—	990	990
Total comprehensive income	—	—	—	112,011	4,765	116,776
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$561,986	$2,039	$912,936
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,011	$47,112	$50,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,257	16,230	18,972
Impairment charges	35,207	—	—
Equity-based compensation and employee benefits	11,722	5,730	11,989
Reversal of excess tax benefits (Excess tax benefits from stock based compensation)	4,392	(197)	(540)
Adjustment for doubtful accounts	(136)	(115)	478
Adjustment for inventory valuation	10,925	6,676	3,978
Deferred taxes	(17,499)	(15,530)	(16,738)
Gain on disposal of property, plant and equipment	(999)	(55)	(71)
Unrealized foreign currency translation	1,362	1,318	(6,631)
Share of results of equity-method investee	(190)	—	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	(67,879)	(22,139)	72,304
Inventory	(47,425)	(16,340)	(14,471)
Prepaid expenses and other current assets	(8,468)	1,599	493
Accounts payable, accrued expenses and other current liabilities	78,254	34,106	(32,766)
Income taxes payable	3,946	10,492	(1,968)
Other, net	4,830	(480)	2,207
Net cash provided by operating activities	136,310	68,407	87,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(27,119)	—	(93,153)
Purchases of property, plant and equipment	(25,590)	(6,218)	(10,269)
Proceeds from sales of property, plant and equipment	1,352	1,053	180
Purchase of equity investments	(1,312)	—	—
Purchase of short term investments	(305,000)	(124,000)	(1,630)
Maturity of short term investments	213,000	—	10,763
Changes in restricted cash	(530)	—	—
Net cash used in investing activities	(145,199)	(129,165)	(94,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(604)	(542)	(10,815)
Proceeds from short term loans	—	—	837
Proceeds from exercise of common stock options	509	410	694
Repurchase of common stock	(18,197)	(14,551)	(75,715)
(Reversal of excess tax benefits) Excess tax benefits from stock based compensation	(4,392)	197	540
Net cash used in financing activities	(22,684)	(14,486)	(84,459)
Effect of exchange rate changes on cash and cash equivalents	76	537	1,326
Changes in cash and cash equivalents	(31,497)	(74,707)	(89,367)
Cash and cash equivalents at beginning of period	423,907	498,614	587,981
Cash and cash equivalents at end of period	$392,410	$423,907	$498,614

CASH PAID FOR:
Interest	$1,059	$1,107	$1,183
Income taxes	$8,283	$10,020	$5,192
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2017, 2016, and 2015 fiscal years ended on September 30, 2017, October 1, 2016 and October 3, 2015, respectively.
Nature of Business
The Company designs, manufactures and sells capital equipment and tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, integrated device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers, including automotive electronics suppliers, worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 30, 2017 and October 1, 2016 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company monitors its customers' financial strength to reduce the risk of loss.
The Company's products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage the fluctuation in foreign exchange rates and accordingly is not speculative in nature. The Company’s international operations are exposed to changes in foreign exchange rates as described above. The Company has established a program to monitor the forecasted transaction currency risk to protect against foreign exchange rate volatility. Generally, the Company uses foreign exchange forward contracts in these hedging programs. The instruments, which have maturities of up to twelve months, are recorded at fair value and are included in prepaid expenses and other current assets, or accrued expenses and other current liabilities.
Our accounting policy for derivative financial instruments is based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain / (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income / (loss) and reclassify it into earnings in the same period in which the hedged transaction affects earnings and in the same line item on the consolidated statement of operations as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statement of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of September 30, 2017 and October 1, 2016, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Equity Investments
The Company applies the equity method of accounting to investments that provide it with ability to exercise significant influence over the entities in which it lacks controlling financial interest and is not a primary beneficiary. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded as share of results of equity-method investee, net of tax.
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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or net realizable value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or net realizable value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended September 30, 2017 and October 1,

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2016, no "triggering" events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Capital Equipment and APS. Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne"), Assembléon B.V. ("Assembléon") and Liteq B.V. ("Liteq") in fiscal 2009, 2015 and 2017, respectively.
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
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
In fiscal 2017 and 2016, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
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
For further information on goodwill and intangible assets, see Note 5 below.
Revenue Recognition
In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and customer acceptance, when applicable, has been received or we otherwise have been released from customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. Services revenue is generally recognized over the period that the services are provided.
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
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period when such determination is made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period when such determination is made.
In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), the Company accounts for uncertain tax positions taken or expected to be taken in its income tax return. Under ASC 740.10, the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon examination solely based on its technical merit. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority, including resolution of related appeals or litigation processes, if any.
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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Consolidated Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU will be effective for us beginning in our first quarter of 2019. Early adoption is permitted beginning in our first quarter of fiscal 2018. We do not expect the adoption of the ASU itself to have a material impact on our financial statements. We are currently evaluating the timing of the adoption of this ASU.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for us beginning in our first quarter of fiscal 2018. In the year of adoption, the Company anticipates we will recognize unrealized excess tax benefits of $5.4 million in retained earnings.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. This ASU will be effective for us beginning in our first quarter of fiscal 2019. Early adoption is permitted. We do not expect the adoption of this ASU itself to have a material impact on our financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. This ASU will be effective for us beginning in our first quarter of fiscal 2020 and early adoption is permitted. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting this ASU will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the timing and other effects of the adoption of this ASU on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for us beginning in our first quarter of fiscal 2020. Early adoption is permitted beginning in our first quarter of 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance expands and refines hedge accounting for both financial and non-financial risks. The new guidance also modifies disclosure requirements for hedging activities. The new guidance will be effective for us beginning in our first quarter of fiscal 2020, and early adoption is permitted in any interim period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements as well as whether to adopt the new guidance early.
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

NOTE 2: RESTRUCTURING
In fiscal 2016, the Company implemented a restructuring program to streamline its international operations and functions as well as to consolidate its organization structure to achieve our cost-reduction, productivity and efficiency initiatives.
In fiscal 2017, the Company implemented a restructuring program to reallocate resources with respect to the EA/APMR business unit. As part of this plan, $3.8 million of restructuring related costs, consisting of $3.3 million of severance and $0.5 million of other exit costs have been reflected in the Company’s consolidated financial statements as of and for fiscal 2017.
The following table is a summary of activity related to the Company’s restructuring and other charges for fiscal 2017, 2016, and 2015:

	Fiscal Year 2017 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$37	$3,273	$(418)	$2,892
Other exit costs	6,525	38	(4,827)	1,736
	6,562	3,311	(5,245)	4,628

	Fiscal Year 2016 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$1,538	$661	$(2,162)	$37
Other exit costs	—	7,983	(1,458)	6,525
	1,538	8,644	(3,620)	6,562

	Fiscal Year 2015 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$—	$1,850	$(312)	$1,538

(1)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 30, 2017 and October 1, 2016:

	As of
(in thousands)	September 30, 2017	October 1, 2016

Short term investments, available-for-sale(1)	$216,000	$124,000

Inventories, net:
Raw materials and supplies (2)	$44,239	$26,876
Work in process (2)	40,827	24,333
Finished goods (2)	61,596	57,166
	146,662	108,375
Inventory reserves	(24,639)	(21,080)
	$122,023	$87,295

Property, plant and equipment, net:
Land	$2,182	$—
Buildings and building improvements	50,910	34,472
Leasehold improvements	9,882	19,963
Data processing equipment and software (2)	34,700	32,975
Machinery, equipment, furniture and fixtures	68,143	54,730
	165,817	142,140
Accumulated depreciation(2)	(98,055)	(91,798)
	$67,762	$50,342

Accrued expenses and other current liabilities:
Wages and benefits	$47,411	$24,248
Accrued customer obligations (3)	50,497	13,077
Commissions and professional fees	8,555	10,908
Deferred rent	1,930	2,920
Severance (4)	3,828	1,296
Other	20,093	11,505
	$132,314	$63,954

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of September 30, 2017 and October 1, 2016, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the years ended 2017 and 2016.

(2)
Certain balances as at October 1, 2016 relating to Inventories and Property, plant and equipment have been reclassified for comparative purposes. These reclassifications have no impact to the Consolidated Balance Sheets as at October 1, 2016.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(4)
Includes the restructuring plan discussed in Note 2, severance payable in connection with the October 2015 retirement of the Company's CEO of $0.2 million (as of Oct 1, 2016: $0.8 million), and other severance payments which are not part of the Company's plan to streamline its global operations and functions.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4: BUSINESS COMBINATIONS
Acquisition of Liteq
On July 2, 2017, Kulicke and Soffa Holland Holdings B.V. (“KSHH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with the shareholders of Liteq to purchase all of the outstanding equity interests of Liteq. Liteq is a lithography solutions provider for advanced packaging.
The purchase price consists of EUR 25.0 million (approximately $28.6 million) cash paid at closing and additional potential earn-out payments based on Liteq's cumulative pre-tax earnings and cumulative engineering expenses for fiscal 2018 to 2022. The acquisition expands the Company's presence in the advanced packaging market.
The acquisition of Liteq was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of July 2, 2018. Any changes in these estimates may have a material impact on our Consolidated Results of Operations or Consolidated Balance Sheets.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date and related useful lives of the finite-lived intangible assets acquired:

(in thousands)	July 2, 2017
Prepaid expenses and other current assets	$199
Property, plant and equipment	107
Intangibles	18,060
Goodwill	10,253
Accounts payable	(157)
Accrued expenses and other current liabilities	(103)
Deferred tax liabilities	(1,240)
Total purchase price, net of cash acquired	$27,119
Tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the acquisition date.
The valuation of identifiable intangible assets acquired, representing developed technology, reflects management’s estimates based on, among other factors, use of established valuation methods. The developed technology was determined using the relief from royalty method, and is amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of ten years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and includes the value of expected future cash flows of Liteq from expected synergies with our other affiliates and other unidentifiable intangible assets. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.
In connection with the acquisition of Liteq, the Company recorded deferred tax liabilities relating to the acquired intangible assets, which are partially offset by the net amount of acquired net operating losses. The net amount of acquired net operating losses is comprised of net operating losses less the tax reserves and valuation allowance.
For the year ended September 30, 2017, the acquired business contributed a net loss of $1.4 million.
During fiscal 2017, the Company incurred $0.3 million of expenses related to the acquisition, which is included within selling, general and administrative expense in the consolidated statements of operations.
The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on October 3, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of the post-acquisition share-based compensation and other compensation expense; and (iii) the associated tax impact on these unaudited pro forma adjustments.

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

	Fiscal
(in thousands, except for per share information)	2017	2016
Revenue	$809,041	$627,192
Net income / (loss)	105,966	41,186
Basic income per common share	1.49	0.58
Diluted income per common share	$1.47	$0.58
Acquisition of Assembléon
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

Fiscal
(in thousands)	2015
Revenue	$562,754
Net income / (loss)	45,303
Basic income per common share	0.60
Diluted income per common share	0.60

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. During fourth quarter of fiscal 2017, the Company recorded goodwill relating to the acquisition of Liteq. For further information on the acquisition of Liteq, please see Note 4.
The goodwill established in connection with our acquisitions of Assembléon, Orthodyne and Liteq represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually. The goodwill also includes the value of expected future cash flows of Assembléon, Orthodyne and Liteq, expected synergies with our other affiliates and other unidentifiable intangible assets. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process.
During the third quarter of the fiscal year ended September 30, 2017, the Company concluded that a triggering event had occurred in connection with the EA/APMR reporting unit (the former Assembléon) based on the results of an updated long-term financial outlook for the EA/APMR business that was conducted as part of the Company’s strategic review during the third quarter due to the lower demand as compared to forecast. The projection used in the fiscal 2016 annual impairment test had been developed based on the fiscal 2016 actual results, where the actual revenue had exceeded the forecast. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to softer near-term demand in the System-in-package market. Under ASC 350, the Company is required to test its goodwill and intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and intangible assets. Accordingly, the Company performed the first step of the goodwill impairment test for the EA/APMR reporting unit.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company used a discounted cash flow model to determine the fair value of the EA/APMR reporting unit. The cash flow projections used within the discounted cash flow model were prepared using the forecasted financial results of the reporting unit, which was based upon underlying estimates of the total market size using independent third party industry reports, and market share data developed using the combination of independent third party data and our internal data. Significant assumptions used to determine fair value of the EA/APMR reporting unit include terminal growth rate of 2.5%, cost reduction initiatives including restructuring, working capital, tax rate and a weighted average cost of capital (discount rate) of 10.45%.
Following the Company's early adoption of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. Step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying amount of the EA/APMR reporting unit exceeded its fair value by $35.2 million, requiring an impairment charge of this amount in the third quarter of fiscal 2017. The goodwill impairment charge, which is a non-cash charge, has been reflected in the Company’s Consolidated Statements of Operations for the fiscal year ended September 30, 2017.
In connection with the evaluation of the goodwill impairment in the EA/APMR reporting unit, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. As a result of this analysis, it was determined that there were no impairment charges to record related to these assets for the nine months ended September 30, 2017. No triggering event had occurred for the wedge bonder reporting unit (the former Orthodyne).
During the fourth quarter of fiscal 2017, the Company reorganized its reportable segments into (i) Capital Equipment and (ii) Aftermarket Products and Services ("APS") and realigned our reporting units to reflect the revised reporting structure. As a result of this re-alignment, the Company has five reporting units as of September 30, 2017, with two reporting units within the Capital Equipment reportable segment and three reporting units in the APS reportable segment. Please refer to Note 15, "Segment Information" for additional information on the operating and reportable segments realignment. The Company evaluated goodwill for potential impairment before and after this realignment and determined that the fair value of each component individually and in aggregate exceeded their carrying values.
The following table summarizes the Company's recorded goodwill by reportable segments as of September 30, 2017 and October 1, 2016:

(in thousands)	Capital Equipment	APS	Total
Balance at October 3, 2015 and October 1, 2016 (1)	$33,453	$47,819	$81,272
Acquired in business combination	10,253	—	10,253
Goodwill impairment	(13,731)	(21,476)	(35,207)
Balance at September 30, 2017	$29,975	$26,343	$56,318

(1)	Balances have been recasted due to the operating and reportable segments realignment.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of September 30, 2017 and October 1, 2016:

	As of		Average estimated
(dollar amounts in thousands)	September 30, 2017	October 1, 2016	useful lives (in years)
Developed technology	$74,080	$74,080	7.0 to 15.0
Acquired in business combination	18,060	—
Accumulated amortization	(41,162)	(37,969)
Net developed technology	$50,978	$36,111

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(27,398)	(24,455)
Net customer relationships	$9,570	$12,513

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(5,747)	(5,329)
Net trade and brand names	$1,768	$2,186

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—

Net intangible assets	$62,316	$50,810

The following table reflects estimated annual amortization expense related to intangible assets as of September 30, 2017:

As of
(in thousands)	September 30, 2017
Fiscal 2018	$7,892
Fiscal 2019	7,892
Fiscal 2020	7,892
Fiscal 2021	5,684
Fiscal 2022 and thereafter	32,956
Total amortization expense	$62,316

NOTE 6: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 30, 2017:

	As of
(dollar amounts in thousands)	September 30, 2017	October 1, 2016
Current assets:
Cash	$65,759	$118,335
Cash equivalents (1):
Money market funds	232,069	152,961
Time deposits (3)	89,087	133,611
Commercial paper	5,495	19,000
Total cash and cash equivalents	$392,410	$423,907
Restricted Cash (1)	$530	$—
Total restricted cash	$530	$—
Short-term investments (1):
Time deposits (3)	$120,000	$124,000
Deposits (2)	96,000	—
Total short-term investments	$216,000	$124,000
Total cash, cash equivalents, restricted cash and short-term investments	$608,940	$547,907

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

(3)	Certain time deposits as at October 1, 2016 have been corrected from cash equivalents to short-term investments for comparative purposes.

NOTE 7: EQUITY INVESTMENTS
Equity investments consisted of the following as of September 30, 2017 and October 1, 2016:

	As of
(in thousands)	September 30, 2017	October 1, 2016
Equity method investment	$1,502	$—
In March 2017, the Company made an investment in one of our strategic suppliers which provides the Company with the ability to exercise significant influence over the investment vehicle, in which it lacks controlling financial interest and is not a primary beneficiary. Our share of gains and losses in the equity method investment is recognized on a one-quarter lag, and is reflected as share of results of equity-method investee, net of tax, in the accompanying Consolidated Statements of Operations. During the fiscal year ended September 30, 2017, the Company recognized $0.2 million gain on equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the year ended September 30, 2017.

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
The foreign currency exposure of our operating expenses are generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S.-dollar equivalent of forecasted non-U.S. dollar-denominated operating expenses. These instruments generally mature within twelve months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Consolidated Statements of Operations as the impact of the hedged transaction.
The fair value of derivative instruments on our Consolidated Balance Sheet as of September 30, 2017 and October 1, 2016 is as follows:

	As of
(in thousands)	September 30, 2017		October 1, 2016
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$36,404	$1,353	$28,997	$462
Total derivatives	$36,404	$1,353	$28,997	$462

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheet.

(2)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the year ended September 30, 2017 and October 1, 2016 was as follows:

(in thousands)	Fiscal
	2017	2016
Foreign exchange forward contract in cash flow hedging relationships:
Net gain / (loss) recognized in OCI, net of tax(1)	$669	$(566)
Net (loss) / gain reclassified from accumulated OCI into income, net of tax(2)	$(1,146)	$(104)
Net gain recognized in income(3)	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of September 30, 2017, the financing obligation related to the Building is $16.8 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of September 30, 2017, the outstanding amount is $3.2 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Balance Sheets.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended on the same terms by another year until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of September 30, 2017, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plans during fiscal 2017 and 2016:

	Fiscal
(in thousands)	2017	2016
Cash	$1,645	$1,544
Share Repurchase Program
On August 15, 2017, the Company announced that it fully executed its $100 million share repurchase program (the "Program"), originally announced on August 27, 2014. In addition, the Company announced that its Board of Directors approved a new share repurchase program (the "New Program") that authorizes the repurchase of up to $100 million of the Company’s common shares, from time to time over the three year period ending August 1, 2020. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the New Program. The New Program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.
During the year ended September 30, 2017, the Company repurchased a total of 0.9 million shares of common stock at a cost of $18.2 million. The share repurchases were recorded in the periods they were delivered, and the payment of $18.2 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of September 30, 2017, our remaining share repurchase authorization under the New Program was approximately $88.8 million.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive (loss) / income reflected on the Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016:

	As of
(in thousands)	September 30, 2017	October 1, 2016
Gain from foreign currency translation adjustments	$2,422	$462
Unrecognized actuarial loss on pension plan, net of tax	(1,736)	(2,726)
Unrealized gain / (loss) on hedging	1,353	(462)
Accumulated other comprehensive income/(loss)	$2,039	$(2,726)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of September 30, 2017, 5.1 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2009 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2017, 2016, and 2015 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Cost of sales	$463	$421	$393
Selling, general and administrative (1)	9,015	3,244	9,127
Research and development	2,244	2,065	2,469
Total equity-based compensation expense	$11,722	$5,730	$11,989
(1) The selling, general and administrative expense for fiscal 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Market-based restricted stock	$3,480	$(33)	$4,677
Time-based restricted stock	7,492	5,255	6,129
Performance-based restricted stock	—	(43)	131
Stock options	—	—	3
Common stock	750	551	1,049
Total equity-based compensation expense (1)	$11,722	$5,730	$11,989
(1) The equity-based compensation expense for fiscal 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
Equity-Based Compensation: employee market-based restricted stock
The following table reflects employee market-based restricted stock activity for fiscal 2017, 2016, and 2015:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of September 27, 2014	1,068	$5,271	1.0
Granted	232			$16.83
Forfeited or expired	(48)
Vested	(674)
Market-based restricted stock outstanding as of October 3, 2015	578	$4,465	1.4
Granted	172			$12.26
Forfeited or expired	(256)
Vested	(10)
Market-based restricted stock outstanding as of October 1, 2016	484	$2,924	1.0
Granted	388			$13.47
Forfeited or expired	(3)
Vested	(196)
Market-based restricted stock outstanding as of September 30, 2017	673	$6,204	1.4

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the assumptions used to calculate compensation expense related to the Company’s market-based restricted stock issued during fiscal 2017, 2016, and 2015:

	Fiscal
	2017	2016	2015
Grant Price	$12.51	$9.58	$14.02
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	30.39%	30.85%	35.48%
Risk-free interest rate	0.96%	0.89%	0.89%

Equity-Based Compensation: employee time-based restricted stock
The following table reflects employee time-based restricted stock activity for fiscal 2017, 2016, and 2015:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of September 27, 2014	1,057	$6,720	1.4
Granted	484			$14.06
Forfeited or expired	(29)
Vested	(663)
Time-based restricted stock outstanding as of October 3, 2015	849	$7,054	1.6
Granted	597			$9.66
Forfeited or expired	(85)
Vested	(346)
Time-based restricted stock outstanding as of October 1, 2016	1,015	$6,440	1.5
Granted	715			$13.32
Forfeited or expired	(50)
Vested	(600)
Time-based restricted stock outstanding as of 30 September 2017	1,080	$7,770	1.5

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee performance-based restricted stock
The following table reflects employee performance-based restricted stock activity for fiscal 2017, 2016, and 2015:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)
Performance-based restricted stock outstanding as of September 27, 2014	57	$419	3.2
Granted	—
Performance-based restricted stock outstanding as of October 3, 2015	57	$285	2.2
Granted	—
Forfeited or expired	(29)
Vested	(28)
Performance-based restricted stock outstanding as of October 1, 2016	—	—	0
Granted	—
Forfeited or expired	—
Vested	—
Performance-based restricted stock outstanding as of September 30, 2017	—	$—	—
The following table reflects employee stock option activity for fiscal 2017, 2016, and 2015:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 27, 2014	220	$8.14
Exercised	(45)	$8.58		$282
Forfeited or expired	(28)	$7.25
Options outstanding as of October 3, 2015	147	$8.18
Exercised	(53)	$5.40		$330
Forfeited or expired	(4)	$9.00
Options outstanding as of October 1, 2016	90	$8.41
Exercised	(61)	$8.31		$531
Forfeited or expired	(13)	$8.50
Options outstanding as of September 30, 2017	16	$8.73	0.3	$200
Options vested and expected to vest as of September 30, 2017	16	$8.73	0.3	$200
Options exercisable as of September 30, 2017	16	$8.73	0.3
In the money exercisable options as of September 30, 2017	16			$200
Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company's closing stock price on the last trading day of fiscal 2017 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2017, the Company received $0.5 million in cash from the exercise of employee and non-employee director stock options.
As of September 30, 2017, there were no unvested employee stock options.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects outstanding and exercisable employee stock options as of September 30, 2017:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
8.64 - 8.74	16	0.3	$8.73	16	$8.73
Equity-Based Compensation: non-employee directors
The 2017 Equity Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board is that number of common shares closest in value to, without exceeding, $120,000.  The quarterly grant to a non-employee director upon the first business day of each calendar year quarter is that number of common shares closest in value to, without exceeding, $32,500.
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Number of common shares issued	45	50	83
Fair value based upon market price at time of issue	$750	$551	$1,049
The following table reflects non-employee director stock option activity for fiscal 2017, 2016, and 2015:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 27, 2014	55	$10.22		$225
Exercised	(30)	$10.19
Forfeited or expired	(5)	$6.48
Options outstanding as of October 3, 2015	20	$11.20		$225
Exercised	—	$—
Forfeited or expired	(20)	$11.00
Options outstanding as of October 1, 2016	—	$—	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Options outstanding as of September 30, 2017	—	$—	—	$—
Options vested and expected to vest as of September 30, 2017	—	$—	—	$—
Options exercisable as of September 30, 2017	—	$—	—
In the money exercisable options as of September 30, 2017	—			$—
No non-employee director stock options were granted during fiscal 2017, 2016, and 2015.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan
The following table reflects the Company's defined benefits pension obligations as of September 30, 2017 and October 1, 2016:

	As of
(in thousands)	September 30, 2017	October 1, 2016
Switzerland pension obligation	$1,951	$2,393
Taiwan pension obligation	967	925
Total pension obligation	$2,918	$3,318
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands, except per share)	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$112,011	$112,011	$47,112	$47,112	$50,639	$50,639
DENOMINATOR:
Weighted average shares outstanding - Basic	70,906	70,906	70,477	70,477	75,414	75,414
Stock options		19		32		70
Time-based restricted stock		592		274		175
Market-based restricted stock		546		58		—
Weighted average shares outstanding - Diluted		72,063		70,841		75,659
EPS:
Net income per share - Basic	$1.58	$1.58	$0.67	$0.67	$0.67	$0.67
Effect of dilutive shares		$(0.03)		$—		$—
Net income per share - Diluted		$1.55		$0.67		$0.67

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13: INCOME TAXES
The following table reflects income or losses from continuing operations by location, the provision for income taxes and the effective tax rate for fiscal 2017, 2016, and 2015:

	Fiscal
(dollar amounts in thousands)	2017	2016	2015
United States operations	$(4,114)	$(12,600)	$4,178
Foreign operations	107,800	67,350	33,527
Income from operations before tax	103,686	54,750	37,705
Income tax (benefit) / expenses	$(8,135)	$7,638	$(12,934)

Effective tax rate	(7.8)%	14.0%	(34.3)%

The following table reflects the provision for income taxes from continuing operations for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Current:
Federal	$(3,975)	$871	$1,459
State	64	53	76
Foreign	13,290	21,841	4,707
Deferred:
Federal	(15,374)	(13,423)	(20,250)
State	40	12	(10)
Foreign	(2,180)	(1,716)	1,084
Provision for income taxes	$(8,135)	$7,638	$(12,934)
The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Computed income tax expense based on U.S. statutory rate	$36,290	$19,163	$13,197
Effect of earnings of foreign subsidiaries subject to different tax rates	(20,226)	(7,330)	(6,103)
Benefits from foreign approved enterprise zones	(21,556)	(8,531)	(5,855)
Benefits from research and development tax credits	(1,859)	(2,839)	(4,090)
Benefits from foreign tax credits	(26,119)	—	—
Change in permanent reinvestment assertion	—	(9,696)	(19,704)
Tax impact on restructuring	—	4,238	—
Tax audit settlement	—	4,889	—
Effect of permanent items	778	(2,274)	1,822
Non-deductible goodwill impairment	8,805	—	—
Deferred taxes not benefited	6,458	3,585	2,634
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	6,039	4,981	4,904
Reserve for uncertain tax positions	2,936	208	886
State income tax expense (net of federal benefit)	60	996	(1,543)
Other, net	259	248	918
Provision for income taxes	$(8,135)	$7,638	$(12,934)

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During fiscal 2017, the Company elected to adopt the foreign tax credit for its U.S. federal tax return filings. As a result of this election, the Company has amended its U.S. tax returns from 2006 through 2015, filed its 2016 return on the same basis, and accrued the benefit for 2017.
In fiscal 2015, the Company implemented a restructuring plan to streamline its international operations and functions resulting in a change in its permanent reinvestment assertion outside the United States. In fiscal 2016, the Company continued to execute on the restructuring plan and approximately $9.7 million of deferred tax liability was reversed and recorded as a tax benefit due to the change in its permanent reinvestment assertion. As part of the plan, the Company also recorded restructuring related tax expense of approximately $4.2 million for transfers and exchanges of certain foreign subsidiaries in an effort to streamline its international operations and functions.
We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. We have not recorded a deferred tax liability for U.S. federal income taxes of approximately $619.9 million of undistributed earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable, with the exception of certain foreign subsidiaries where we continue to retain a deferred tax liability for foreign withholding taxes of approximately $21.0 million, as those earnings may be distributed to its foreign parent company.
Undistributed earnings of approximately $0.5 million are not considered to be permanently reinvested outside the United States. As of September 30, 2017, the Company has provided a deferred tax liability of approximately $0.2 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries to the United States.
The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2017 and 2016:

	Fiscal
(in thousands)	2017	2016
Inventory reserves	$589	$546
Stock options	422	647
Other accruals and reserves	8,230	4,937
Domestic tax credit carryforwards	17,635	8,011
Net operating loss carryforwards	35,937	31,817
	$62,813	$45,958

Valuation allowance	$(29,614)	$(27,381)
Total long-term deferred tax asset	$33,199	$18,577

Foreign withholding tax on undistributed earnings	$20,945	$20,119
Fixed and intangible assets	11,262	9,333
Total long-term deferred tax liability	$32,207	$29,452
Total net deferred tax asset / (liability)	$992	$(10,875)

Reported as
Deferred tax asset	$27,771	$16,822
Deferred tax liability	26,779	27,697
Total net deferred tax asset / (liability)	$992	$(10,875)
As of September 30, 2017, the Company has foreign net operating loss carryforwards of $95.8 million, domestic state net operating loss carryforwards of $165.8 million, federal tax credit carryforwards of $24.3 million, and state tax credit carryforwards of $4.9 million that can reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2017 through 2035 with the exception of certain credits and foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and also limits the utilization of domestic state net operating loss carryforwards to $5.0 million annually, but recent developments may change this amount in future years. The Company has recorded a valuation allowance against domestic state tax attributes and certain foreign tax attributes.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company continues to evaluate the realizability of all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has projected future taxable income or deferred tax liabilities that provide a source of future income to benefit the deferred tax asset. As a result of this analysis, the Company continues to maintain a valuation allowance against a majority of its state deferred tax assets as the realization of these assets is not more likely than not given uncertainty of future apportioned earnings in these jurisdictions.
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Unrecognized tax benefit, beginning of year	$7,453	$7,101	$7,192
Additions for tax positions, current year	3,657	519	—
Additions for tax positions, prior year	1,834	827	5,140
Reductions for tax positions, prior year	(882)	(994)	(5,231)
Unrecognized tax benefit, end of year	$12,062	$7,453	$7,101
Approximately $11.2 million of the $12.1 million of unrecognized tax benefit as of September 30, 2017, if recognized, would impact the Company's effective tax rate.
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
The Company files U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. The U.S. Internal Revenue Service is currently examining the fiscal years 2006 and 2015, and all years prior to fiscal 2006 are closed. For most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carry-forwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company is currently under income tax examination by tax authorities in certain foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations.
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2017, 2016, and 2015, the preferential rate reduced income tax expense by approximately $21.6 million or $0.30 per share, $8.5 million or $0.12 per share and $5.9 million or $0.08 per share, respectively.

NOTE 14: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Incentive compensation expense	$29,612	$14,661	$10,768
Rent expense	$5,071	$5,901	$5,006
Warranty and retrofit expense	$12,219	$4,599	$2,808

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company's Chief Executive Officer is the Company's chief operating decision maker. The chief operating decision-maker does not review discrete asset information.
During the fourth quarter of fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) APS. As a result of this re-alignment, the Company has aggregated twelve operating segments as of September 30, 2017, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted financial results for fiscal years 2017, 2016 and 2015 based on the revised segment structure. The change in the segments was a result of changes to our organizational structure initiated during the fourth quarter of fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed during the fourth quarter of fiscal year 2017. Subsequent to the reorganization, the Capital Equipment segment comprises of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
The following table reflects operating information by segment for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Net revenue:
Capital Equipment	$651,934	$488,925	$411,099
APS	157,107	138,267	125,372
Net revenue	809,041	627,192	536,471
Income from operations:
Capital Equipment(1)	92,286	32,070	11,114
APS(2)	5,968	20,469	26,137
Income from operations	$98,254	$52,539	$37,251

(1)	Includes the restructuring expenses as discussed in Note 2, of $2.4 million, $6.2 million and $1.5 million for the years ended 2017, 2016 and 2015 respectively.

(2)	Includes the restructuring expenses as discussed in Note 2, of $0.9 million, $2.4 million and $0.4 million for the years ended 2017, 2016 and 2015 respectively
The following tables reflect capital expenditures ,depreciation and amortization expense by segment for fiscal 2017, 2016 and 2015.

	Fiscal
(in thousands)	2017	2016	2015
Capital expenditures:
Capital Equipment	$14,415	$3,111	$6,592
APS	11,273	3,190	2,927
Capital expenditures	$25,688	$6,301	$9,519

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2017	2016	2015
Depreciation expense:
Capital Equipment	$6,306	$6,012	$6,075
APS	3,397	3,557	3,014
Depreciation expense	$9,703	$9,569	$9,089

	Fiscal
(in thousands)	2017	2016	2015
Amortization expense:
Capital Equipment	$2,841	$2,760	$4,291
APS	3,713	3,901	5,592
Amortization expense	$6,554	$6,661	$9,883
Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015

China	$323,803	$211,448	$169,557
Taiwan	100,738	129,128	56,610
Korea	73,410	70,593	40,687
Malaysia	72,329	42,368	48,825
United States	57,728	47,806	47,220
Philippines	25,165	8,272	42,575
Japan	21,224	28,256	31,413
All other	134,644	89,321	99,584
Total destination sales to unaffiliated customers	$809,041	$627,192	$536,471

	Fiscal
(in thousands)	2017	2016	2015
Long-lived assets:
United States	$43,440	$18,570	$7,429
Singapore	31,553	33,286	36,754
China	11,148	7,459	7,386
Israel	4,549	4,810	3,701
All other	6,899	5,295	3,084
Total long-lived assets	$97,589	$69,420	$58,354

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
The following table reflects the reserve for product warranty activity for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Reserve for product warranty, beginning of period	$4,138	$1,856	$1,542
Addition from business combination	—	—	547
Provision for product warranty	10,404	4,816	2,614
Product warranty costs paid	(2,709)	(2,534)	(2,847)
Reserve for product warranty, end of period	$11,833	$4,138	$1,856
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of September 30, 2017:

		Payments due by fiscal year
(in thousands)	Total	2018	2019	2020	2021	thereafter
Inventory purchase obligation (1)	$106,084	$106,084	$—	$—	$—	$—
Operating lease obligations (2)	19,958	3,781	2,879	2,556	1,841	8,901
Total	$126,042	$109,865	$2,879	$2,556	$1,841	$8,901

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of September 30, 2017, we recorded a financing obligation related to the Building of $16.8 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2017, 2016, and 2015:

	Fiscal
	2017	2016	2015
Haoseng Industrial Co., Ltd	10.1%	11.5%	*
 * Represents less than 10% of net revenue

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of September 30, 2017 and October 1, 2016:

	As of
	September 30, 2017	October 1, 2016
Haoseng Industrial Co., Ltd	26.2%	20.8%

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table reflects selected quarterly financial data for fiscal 2017 and 2016:

	Fiscal 2017 for the Quarter Ended
(in thousands, except per share amounts)	December 31	April 1	July 1	September 30	Fiscal 2017
Net revenue	$149,639	$199,613	$243,897	$215,892	$809,041
Gross profit	68,318	90,291	111,698	104,739	375,046
Income from operations	17,281	32,605	11,464	36,904	98,254
Income tax expense / (benefit)	2,608	4,882	(17,867)	2,242	(8,135)
Net income	$15,583	$29,041	$30,811	$36,576	$112,011

Net income per share (1):
Basic	$0.22	$0.41	$0.43	$0.52	$1.58
Diluted	$0.22	$0.40	$0.43	$0.51	$1.55

Weighted average shares outstanding:
Basic	70,854	70,964	71,063	70,742	70,906
Diluted	71,763	72,270	72,483	72,071	72,063

	Fiscal 2016 for the Quarter Ended
(in thousands, except per share amounts)	January 2	April 2	July 2	October 1	Fiscal 2016
Net revenue	$108,534	$156,400	$216,414	$145,844	$627,192
Gross profit	50,421	69,647	100,040	66,621	286,729
Income from operations	(1,705)	11,709	38,622	3,913	52,539
Income tax (benefit) / expense	(1,265)	7,045	7,519	(5,661)	7,638
Net income	$(91)	$5,089	$31,785	$10,329	$47,112

Net income per share (1):
Basic	$—	$0.07	$0.45	$0.15	$0.67
Diluted	$—	$0.07	$0.45	$0.15	$0.67

Weighted average shares outstanding:
Basic	70,738	70,389	70,379	70,404	70,477
Diluted	70,738	70,634	70,843	71,017	70,841
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18: SUBSEQUENT EVENTS
On October 12, 2017, the Company entered into foreign exchange forward contracts with notional amounts of $12.7 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Management's evaluation of internal control over financial reporting as of September 30, 2017 has excluded the evaluation of the effectiveness of internal control over financial reporting related to Liteq B.V ("Liteq") because it was acquired in a business combination during the year ended September 30, 2017. As of September 30, 2017, Liteq represented approximately 2.5% of our consolidated assets. No revenue was contributed by Liteq for the year ended September 30, 2017. See Note 4 of our Notes to Consolidated Financial Statements for more information.
Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of September 30, 2017, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended September 30, 2017 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016	42
	Consolidated Statements of Operations for fiscal 2017, 2016 and 2015	43
	Consolidated Statements of Comprehensive Income for fiscal 2017, 2016 and 2015	44
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2017, 2016 and 2015	45
	Consolidated Statements of Cash Flows for fiscal 2017, 2016 and 2015	46
	Notes to Consolidated Financial Statements	47

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	85
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

10.2
Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 2008, SEC file number 000-00121.*

10.3
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

10.5
2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.6
Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.7	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*

10.8
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.9
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.10
Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012, in incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on December 7, 2012.*

10.11
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.12
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 2012.*

10.13
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.14
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.15	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2009.*
10.16	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.17	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2010.*
10.18
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2010.*

10.19
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.20	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.21
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.22
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.23	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.24	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.25	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2014.*
10.26
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.27
Offer Letter between the Company and Deepak Sood, dated October 25, 2012, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.28
Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.29
Offer Letter between the Company and Irene Lee, dated January 28, 2014, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.30	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.31
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.32
Letter Agreement between the Company and Bruno Guilmart, dated December 3, 2015, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016.*

10.33
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.34
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.35	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

  * Indicates a management contract or compensatory plan or arrangement
** Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2017:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$506	$(136)		$—	$(291)	(1)	$79

Inventory reserve	$21,080	$10,925		$—	$(7,366)	(2)	$24,639

Valuation allowance for deferred taxes	$27,381	$—	(3)	$2,233	$—		$29,614

Fiscal 2016:
Allowance for doubtful accounts	$621	$(115)		$—	$—	(1)	$506

Inventory reserve	$19,073	$6,676		$—	$(4,669)	(2)	$21,080

Valuation allowance for deferred taxes	$23,128	$563	(3)	$3,690	$—		$27,381

Fiscal 2015:
Allowance for doubtful accounts	$143	$478		$—	$—	(1)	$621

Inventory reserve	$13,863	$3,978		$7,696	$(6,464)	(2)	$19,073

Valuation allowance for deferred taxes	$24,624	$—	(3)	$—	$(1,496)		$23,128

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects increase/decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 16, 2017

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 16, 2017
Fusen Chen	(principal executive officer)

/s/ JONATHAN CHOU	Executive Vice President and Chief Financial Officer	November 16, 2017
Jonathan Chou	(principal financial officer and principal accounting officer)

/s/ GARRETT E. PIERCE	Director	November 16, 2017
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	November 16, 2017
Brian R. Bachman

/s/ CHIN HU LIM	Director	November 16, 2017
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	November 16, 2017
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	November 16, 2017
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 16, 2017
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

10.2
Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 2008, SEC file number 000-00121.*

10.3
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

10.5
2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.6
Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.7	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.8
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.9
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.10
Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012, in incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on December 7, 2012.*

10.11
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.12
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 2012.*

10.13
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.14
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.15	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2009.*
10.16	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.17	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2010.*
10.18
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2010.*

10.19
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.20	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.21
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.22
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.23	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.24	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.25	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2014.*
10.26
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.27
Offer Letter between the Company and Deepak Sood, dated October 25, 2012, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.28
Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.29
Offer Letter between the Company and Irene Lee, dated January 28, 2014, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.30	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.31
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.32
Letter Agreement between the Company and Bruno Guilmart, dated December 3, 2015, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016.*

10.33
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.34
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.35	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

  * Indicates a management contract or compensatory plan or arrangement
** Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.