Form 10-Q
period 2017-12-30
KULICKE & SOFFA INDUSTRIES INC
filed 2018-02-01
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017

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

As of January 29, 2018, there were 70,611,761 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 30, 2017

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$390,661	$392,410
Restricted cash	528	530
Short-term investments	259,000	216,000
Accounts and other receivable, net of allowance for doubtful accounts of $354 and $79 respectively	173,777	198,480
Inventories, net	106,683	122,023
Prepaid expenses and other current assets	22,686	23,939
Total current assets	953,335	953,382

Property, plant and equipment, net	71,720	67,762
Goodwill	57,063	56,318
Intangible assets, net	60,586	62,316
Deferred income taxes	12,276	27,771
Equity investments	1,518	1,502
Other assets	2,088	2,056
TOTAL ASSETS	$1,158,586	$1,171,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,370	$51,354
Accrued expenses and other current liabilities	80,147	132,314
Income taxes payable	18,137	16,780
Total current liabilities	166,654	200,448

Financing obligation	16,130	16,074
Deferred income taxes	26,940	26,779
Income taxes payable	89,491	6,438
Other liabilities	9,000	8,432
TOTAL LIABILITIES	$308,215	$258,171

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 84,508 and 83,953, respectively; outstanding 70,604 and 70,197 shares, respectively	510,736	506,515
Treasury stock, at cost, 13,904 and 13,756 shares, respectively	(160,884)	(157,604)
Retained earnings	496,655	561,986
Accumulated other comprehensive income	3,864	2,039
TOTAL SHAREHOLDERS' EQUITY	$850,371	$912,936

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,158,586	$1,171,107
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	December 30, 2017	December 31, 2016
Net revenue	$213,691	$149,639
Cost of sales	114,652	81,321
Gross profit	99,039	68,318
Selling, general and administrative	30,218	29,532
Research and development	30,250	21,505
Operating expenses	60,468	51,037
Income from operations	38,571	17,281
Interest income	1,975	1,172
Interest expense	(266)	(262)
Income before income taxes	40,280	18,191
Income tax expense	109,633	2,608
Share of results of equity-method investee, net of tax	(16)	—
Net (loss)/income	$(69,337)	$15,583

Net (loss)/income per share:
Basic	$(0.98)	$0.22
Diluted	$(0.98)	$0.22

Weighted average shares outstanding:
Basic	70,577	70,854
Diluted	70,577	71,763
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	December 30, 2017	December 31, 2016
Net (loss)/income	$(69,337)	$15,583
Other comprehensive income:
Foreign currency translation adjustment	2,370	(4,581)
Unrecognized actuarial gain,on pension plan, net of tax	12	127
	2,382	(4,454)

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	489	(1,592)
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(1,046)	529
Net decrease from derivatives designated as hedging instruments, net of tax	(557)	(1,063)

Total other comprehensive income/(loss)	1,825	(5,517)

Comprehensive (loss)/income	$(67,512)	$10,066
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	December 30, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(69,337)	$15,583
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	4,468	3,944
Equity-based compensation and employee benefits	3,109	3,601
Excess tax benefits from stock-based compensation	(50)	—
Adjustment for doubtful accounts	348	(53)
Adjustment for inventory valuation	1,352	1,058
Deferred income taxes	20,982	840
Gain on disposal of property, plant and equipment	21	44
Unrealized foreign currency translation	1,906	(7,020)
Share of results of equity-method investee	(16)	—
Changes in operating assets and liabilities:
Accounts and other receivable	24,390	12,517
Inventory	13,883	2,339
Prepaid expenses and other current assets	1,259	1,105
Accounts payable, accrued expenses and other current liabilities	(36,551)	(3,223)
Income taxes payable	84,560	156
Other, net	9	(842)
Net cash provided by operating activities	50,333	30,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,183)	(2,676)
Proceeds from sales of property, plant and equipment	—	17
Purchase of short-term investments	(133,000)	—
Maturity of short-term investments	90,000	—
Net cash used in investing activities	(48,183)	(2,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(166)	(142)
Proceeds from exercise of common stock options	55	284
Repurchase of common stock	(3,280)	—
Net cash (used in)/provided by financing activities	(3,391)	142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(510)	1,987
Changes in cash, cash equivalents and restricted cash	(1,751)	29,519
Cash, cash equivalents and restricted cash at beginning of period*	392,940	423,907
Cash, cash equivalents and restricted cash at end of period	$391,189	$453,426
* Certain time deposits as at October 1, 2016 were previously reclassified from cash equivalents to short-term investments for comparative purposes.
CASH PAID FOR:
Interest	$266	$262
Income taxes	$2,299	$1,594
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended September 30, 2017. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2018 quarters end on December 30, 2017, March 31, 2018, June 30, 2018 and September 29, 2018. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2017 quarters ended on December 31, 2016, April 1, 2017, July 1, 2017 and September 30, 2017.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of December 30, 2017 and September 30, 2017 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of December 30, 2017 and September 30, 2017, fair value approximated the cost basis for cash equivalents.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 years; machinery, equipment, furniture and fittings 3 to 10 years; toolings 1 year; and leasehold improvements are based on the shorter of the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five-year period on a straight-line basis. Land is not depreciated.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three months ended December 30, 2017, no "triggering" events occurred.
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
Revenue Recognition
In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and customer acceptance, when applicable, has been received or we otherwise have been released from customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

of the acceptance period or customer acceptance, whichever occurs first. Service revenue is generally recognized over the period that the services are provided.
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
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this ASU in the first quarter of 2018 on a retrospective basis. As of December 30, 2017 and September 30, 2017, restricted cash was $0.5 million. The adoption of this ASU did not have a material impact on our cash flows.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2018 and elected to account for forfeitures when they occur, on a modified retrospective basis. The adoption impact on the consolidated balance sheet as of December 30, 2017 was a cumulative adjustment of $1.4 million, decreasing the retained earnings and increasing capital surplus. We also recognized deferred tax assets of $5.4 million with a corresponding increase in retained earnings. The adoption did not have any other material impacts on our financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. We elected to prospectively adopt this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on our financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. This ASU will be effective for us beginning in our first quarter of fiscal 2020 and early adoption is permitted. The adoption of this ASU will result in an increase in our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting this ASU will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the timing and other effects of the adoption of this ASU on our financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on our financial statements.
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
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance provides a new framework for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning in our first quarter of 2019. Earlier application is permitted for acquisition or derecognition events that occurred prior to issuance date or effective date of the guidance only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We have elected to prospectively adopt this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on our financial statements.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. We have elected to prospectively adopt this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on our financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.
Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20” and collectively, the “new revenue standards”).
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The new standard is effective for annual reporting periods beginning after December 15, 2017. The new standard permits companies to early adopt the new standard, but the Company will not early adopt the new standard and therefore the new standard will be effective for the Company in the first quarter of its fiscal 2019. We continue to review the impact of this guidance on revenue related activities, and are monitoring additional changes, modifications, clarifications or interpretations undertaken by the FASB. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. However, the ultimate impact of adopting this ASU will depend on the Company's revenue portfolio as of the adoption date.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: RESTRUCTURING
In fiscal 2016, the Company implemented a restructuring program to streamline its international operations and functions as well as to consolidate its organization structure to achieve our cost-reduction, productivity and efficiency initiatives. In fiscal 2017, the Company implemented a restructuring program to reallocate resources with respect to the EA/APMR ("Electronics Assembly/Hybrid") business unit.
The accrued cost as at December 30, 2017 of these restructuring programs is expected to be paid in fiscal 2018.
The following table is a summary of activity related to these restructuring programs for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
	December 30, 2017
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Accrued Severance and benefits	$2,892	$(31)	$(864)	$1,997
Other exit costs	1,736	1	(271)	1,466
	$4,628	$(30)	$(1,135)	$3,463

	Three months ended
	December 31, 2016
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Accrued Severance and benefits	$37	$—	$(37)	$—
Other exit costs	$6,525	$—	$(2,892)	$3,633
	$6,562	$—	$(2,929)	$3,633

(1)	Included within accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 30, 2017 and September 30, 2017:

	As of
(in thousands)	December 30, 2017	September 30, 2017

Short term investments, available-for-sale(1)	$259,000	$216,000

Inventories, net:
Raw materials and supplies	$51,936	$44,239
Work in process	43,212	40,827
Finished goods	36,341	61,596
	131,489	146,662
Inventory reserves	(24,806)	(24,639)
	$106,683	$122,023
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	51,018	50,910
Leasehold improvements	10,142	9,882
Data processing equipment and software	34,957	34,700
Machinery, equipment, furniture and fixtures	71,792	68,143
	170,091	165,817
Accumulated depreciation	(98,371)	(98,055)
	$71,720	$67,762
Accrued expenses and other current liabilities:
Wages and benefits	$24,932	$47,411
Accrued customer obligations (2)	26,461	50,497
Commissions and professional fees	7,045	8,555
Deferred rent	1,918	1,930
Severance (3)	3,555	3,828
Other	16,236	20,093
	$80,147	$132,314

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of December 30, 2017 and September 30, 2017, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 30, 2017 and December 31, 2016.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(3)	Includes the restructuring plan discussed in Note 2, severance payable in connection with the November 2017 departure of the Company's CFO of $1.2 million, and other severance payments.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: BUSINESS COMBINATIONS
Acquisition of Liteq
On July 2, 2017, the Company, through a wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with the shareholders of Liteq to purchase all of the outstanding equity interests of Liteq. Liteq is a lithography solutions provider for advanced packaging.
The purchase price consists of EUR 25.0 million (approximately $28.6 million) cash paid at closing and additional potential earn-out payments based on Liteq's cumulative pre-tax earnings and cumulative engineering expenses for fiscal 2018 to 2022. The acquisition expands the Company's presence in the advanced packaging market.
The acquisition of Liteq was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of July 2, 2018. Any changes in these estimates may have a material impact on our Consolidated Condensed Statements of Operations or Consolidated Condensed Balance Sheets.
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
Acquisition of Assembléon
In 2015, the Company, through a wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon. The cash purchase price of approximately $97.4 million (EUR 80 million) consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
As of December 30, 2017, $5.0 million (EUR 4.2 million) was held in escrow until the conclusion of a legal proceeding for which the Company has indemnification rights under the share purchase agreement. The escrow has been released on January 18, 2018.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The goodwill established in connection with our acquisitions represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually. The goodwill also includes the value of expected future cash flows of the acquisitions, expected synergies with our other affiliates and other unidentifiable intangible assets. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process.
The Company performed its annual impairment test in the fourth quarter of fiscal 2017 and concluded that no impairment charge was required. During the three months ended December 30, 2017, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.

The following table summarizes the Company's recorded goodwill as of December 30, 2017 and September 30, 2017:

	As of
(in thousands)	December 30, 2017	September 30, 2017
Capital Equipment	$30,565	$29,975
APS	26,498	26,343
	$57,063	$56,318
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of December 30, 2017 and September 30, 2017:

	As of		Average estimated
(dollar amounts in thousands)	December 30, 2017	September 30, 2017	useful lives (in years)
Technology	$92,446	$92,140	7.0 to 15.0
Accumulated amortization	(42,204)	(41,162)
Net technology	$50,242	$50,978

Customer relationships	$36,707	$36,968	5.0 to 6.0
Accumulated amortization	(28,003)	(27,398)
Net customer relationships	$8,704	$9,570

Trade and brand names	$7,472	$7,515	7.0 to 8.0
Accumulated amortization	(5,832)	(5,747)
Net trade and brand name	$1,640	$1,768

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$60,586	$62,316

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of December 30, 2017:

As of
(in thousands)	December 30, 2017
Remaining fiscal 2018	$5,920
Fiscal 2019	7,894
Fiscal 2020	7,894
Fiscal 2021	5,718
Fiscal 2022 and onwards	33,160
Total amortization expense	$60,586

NOTE 6: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of December 30, 2017:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$85,663	$—	$—	$85,663
Cash equivalents (1):
Money market funds	230,029	—	(11)	230,018
Time deposits	55,006	—	—	55,006
Commercial paper	19,974	—	—	19,974
Total cash and cash equivalents	$390,672	$—	$(11)	$390,661
Restricted Cash (1)	528	—	—	528
Total cash, cash equivalents, and restricted cash	$391,200	$—	$(11)	$391,189
Short-term investments (1):
Time deposits	163,000	—	—	163,000
Deposits (2)	96,000	—	—	96,000
Total short-term investments	$259,000	$—	$—	$259,000
Total cash, cash equivalents, restricted cash and short-term investments	$650,200	$—	$(11)	$650,189

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 30, 2017:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$65,759	$—	$—	$65,759
Cash equivalents (1):
Money market funds	232,069	—	—	232,069
Time deposits	89,087	—	—	89,087
Commercial paper	5,495	—	—	5,495
Total cash and cash equivalents	$392,410	$—	$—	$392,410
Restricted Cash (1)	530			530
Total cash, cash equivalents, and restricted cash	$392,940	$—	$—	$392,940
Short-term investments (1):
Time deposits	120,000	—	—	120,000
Deposits (2)	96,000	—	—	96,000
Total short-term investments	$216,000	$—	$—	$216,000
Total cash, cash equivalents, restricted cash and short-term investments	$608,940	$—	$—	$608,940

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 7: EQUITY INVESTMENTS
Equity investments consisted of the following as of December 30, 2017 and September 30, 2017:

	As of
(in thousands)	December 30, 2017	September 30, 2017
Equity method investment	$1,518	$1,502

The Company has an investment in one of our strategic suppliers which provides the Company with the ability to exercise significant influence over the investment vehicle, in which it lacks a controlling financial interest and is not a primary beneficiary. Our share of gains and losses in the equity method investment is recognized on a one-quarter lag, and is reflected as share of results of equity-method investee, net of tax, in the accompanying Consolidated Condensed Statements of Operations.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 30, 2017.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of December 30, 2017 and September 30, 2017 was as follows:

	As of
(in thousands)	December 30, 2017		September 30, 2017
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$28,502	$796	$36,404	$1,353
Total derivatives	$28,502	$796	$36,404	$1,353

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 30, 2017 and December 31, 2016 are as follows:

(in thousands)	Three months ended
	December 30, 2017	December 31, 2016
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$796	$(1,592)
Net gain/(loss) reclassified from accumulated OCI into income, net of tax(2)	$1,046	$(529)
Net gain recognized in income(3)	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of December 30, 2017, the financing obligation related to the Building is $16.9 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 30, 2017, the outstanding amount is $3.5 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended on the same terms by another year until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of December 30, 2017, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plans during the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Cash	$501	$413
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 30, 2017, the Company repurchased a total of 0.1 million

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

shares of common stock at a cost of $3.3 million under the Program. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of December 30, 2017, our remaining stock repurchase authorization under the Program was approximately $85.5 million.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Condensed Balance Sheets as of December 30, 2017 and September 30, 2017:

	As of
(in thousands)	December 30, 2017	September 30, 2017
Gain from foreign currency translation adjustments	$4,792	$2,422
Unrecognized actuarial loss on pension plan, net of tax	(1,724)	(1,736)
Unrealized gain on hedging	796	1,353
Accumulated other comprehensive income	$3,864	$2,039
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of December 30, 2017, 4.6 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2009 Equity Plan.

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

•
Relative TSR Performance Restricted Stock ("Relative TSR PSU") entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives that measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based performance restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

•
Special/Growth Performance Restricted Stock (“Special/Growth PSU”) entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If revenue growth targets are not met, performance-based restricted stock does not vest. Certain Special/Growth PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the PSUs do not vest.

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 30, 2017 and December 31, 2016 was based upon awards ultimately expected to vest. Following the early adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in this quarter, forfeitures have been accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects restricted stock and common stock granted during the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(shares in thousands)	December 30, 2017	December 31, 2016
Time-based restricted stock	430	696
Relative TSR PSU	153	373
Special/Growth PSU	59	—
Common stock	9	14
Equity-based compensation in shares	651	1,083
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Cost of sales	$132	$141
Selling, general and administrative	2,323	2,734
Research and development	654	727
Total equity-based compensation expense	$3,109	$3,602
The following table reflects equity-based compensation expense, by type of award, for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Time-based restricted stock	$2,135	$2,489
Relative TSR PSU	723	933
Special/Growth PSU	56	—
Common stock	195	180
Total equity-based compensation expense	$3,109	$3,602

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended December 30, 2017, 1.2 million shares of stock options and restricted stock were excluded due to the Company's net loss.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 30, 2017 and December 31, 2016:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands, except per share data)	December 30, 2017		December 31, 2016
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(69,337)	$(69,337)	$15,583	$15,583
DENOMINATOR:
Weighted average shares outstanding - Basic	70,577	70,577	70,854	70,854
Stock options		—		25
Time-based restricted stock		—		317
Market-based restricted stock		—		567
Weighted average shares outstanding - Diluted		70,577		71,763
EPS:
Net (loss)/income per share - Basic	$(0.98)	$(0.98)	$0.22	$0.22
Effect of dilutive shares		—		—
Net (loss)/income per share - Diluted		$(0.98)		$0.22

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017	December 31, 2016
Income tax expense	$109,633	$2,608
Effective tax rate	272.1%	14.3%
For the three months ended December 30, 2017, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to the enactment of the Tax Cuts and Jobs Act (the “Act”), foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, foreign tax credit, and the impact of tax holidays.
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
The increase in tax expense for the three months ended December 30, 2017 of $109.6 million from the tax expense for the three months ended December 31, 2016 of $2.6 million, of which $105.0 million was due to the enactment of the Act and the remaining amount primarily due to higher worldwide profits in the quarter.
The Company's future effective tax rate would be affected by the enactment of the Act, by decrease in earnings in countries where it has lower statutory rates or increase in earnings in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. The Company is under income tax examination by tax authorities in domestic and certain foreign jurisdictions.
In the first quarter of fiscal 2018, excess tax benefits from stock based compensation of $5.4 million, previously offset against deferred tax assets, were reflected in the consolidated balance sheets as a component of retained earnings as a result of the adoption of ASU 2016-09. Please refer to Note 11 for more details regarding the adoption of ASU 2016-09.
2017 Tax Cuts and Jobs Act

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into legislation. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings.
At December 30, 2017, the Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized an aggregate net discrete tax provision of $105.0 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $102.5 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of deemed taxes paid.
The discrete tax provision incorporates assumptions made based upon our current interpretation of the Act and information available through January 19, 2018. The final impact of the Act may differ significantly from this estimates, due to, among other things, changes in interpretations and assumptions made by the Company as a result of additional information and additional guidance that may be issued by the U.S. Department of the Treasury or any other relevant governing body.
In addition, we will record the income tax effects of the global intangible low-taxed income (“GILTI”) as well as all other changes enacted by the Act as incurred for fiscal years beginning after 2018 (our fiscal 2019).
Provisional Amounts
Deferred tax assets and liabilities: We have re-measured our U.S. deferred tax assets and liabilities based on the relevant tax rates at which they are expected to reverse, which is estimated to be at either at the blended tax rate of 24.5% applicable for fiscal 2018 or applicable 21% for fiscal 2019 and later. Because we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances and change our estimated deferred tax amounts, we have recorded a provisional amount related to the re-measurement of our deferred tax balance of $2.6 million.
One-time transition tax: The one-time transition tax has been estimated based on our accumulated post-1986 deferred foreign income that has not previously been subject to U.S. income tax. Because we have not yet completed our calculation of the one-time transition tax, we have recorded a provisional income tax expense of $102.5 million related to the one-time transition tax of our foreign subsidiaries. No additional U.S. income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

NOTE 14: SEGMENT INFORMATION
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
In the fourth quarter of fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) APS. As a result of this re-alignment, the Company has aggregated twelve operating segments as of December 30, 2017, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted financial results for the three months ended December 31, 2016 based on the revised segment structure. The change in the segments was a result of changes to our organizational structure initiated during the fourth quarter of fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed in fiscal year 2017. As a result of the reorganization, the Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Net revenue:
Capital Equipment	$171,603	$114,274
APS	42,088	35,365
Net revenue	213,691	149,639
Income from operations:
Capital Equipment	29,393	10,368
APS	9,178	6,913
Income from operations	$38,571	$17,281
The following tables reflect capital expenditures, depreciation expense and amortization expense for the three months ended December 30, 2017 and December 31, 2016.

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Capital expenditures:
Capital Equipment	$1,835	$1,126
APS	4,422	1,103
	$6,257	$2,229

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Depreciation expense:
Capital Equipment	$1,788	$1,577
APS	737	844
	$2,525	$2,421

Amortization expense:
Capital Equipment	$1,043	$594
APS	900	929
	$1,943	$1,523

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
The following table reflects the reserve for warranty activity for the three months ended December 30, 2017 and December 31, 2016:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Reserve for warranty, beginning of period	$11,833	$4,138
Provision for warranty	2,037	607
Warranty costs paid	(639)	(643)
Reserve for warranty, end of period	$13,231	$4,102
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of December 30, 2017:

		Payments due by fiscal year
(in thousands)	Total	2018	2019	2020	2021	thereafter
Inventory purchase obligation (1)	$193,638	$193,638	$—	$—	$—	$—
Operating lease obligations (2)	18,905	2,765	2,910	2,594	1,768	8,868
Total	$212,543	$196,403	$2,910	$2,594	$1,768	$8,868

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable, however, some orders impose varying penalties and charges in the event of cancellation.

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2023 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of December 30, 2017, we recorded a financing obligation related to the Building of $16.9 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
	December 30, 2017	December 31, 2016
Haoseng Industrial Company Limited (1)	10.9%	*
Tesla Motors	10.9%	*
Samsung	*	10.2%
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 30, 2017 and December 31, 2016:

	As of
	December 30, 2017	December 31, 2016
Haoseng Industrial Company Limited (1)	29.6%	13.3%
Super Power International Ltd (1)	*	12.5%
Xinye Electronics. Co.(1)	*	10.8%
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 16: SUBSEQUENT EVENTS
On January 23, 2018, the Company entered into foreign exchange forward contracts with notional amount of $21.5 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, treplacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spare parts and services.
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
In fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) Aftermarket Products and Services ("APS"). As a result of this re-alignment, the Company has aggregated twelve operating segments as of December 30, 2017, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted reportable segment information to reflect the current segment structure and confirm to the current period presentation. The change in the segments was a result of changes to our organizational structure initiated during fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed in fiscal year 2017. As a result of the reorganization, the Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.
For further information on our operating segments and the reorganization actions, please refer to Note 14, "Segment Information," to our Consolidated Condensed Financial Statements included under Item 1. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
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
Our APS segment has historically been less volatile than our Capital Equipment segment. APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 30, 2017, our total cash, cash equivalents, restricted cash and short-term investments were $650.2 million, a $41.2 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
We bring the same technology focus to our APS business, driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, expendable tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools, spare parts and services is a core strength supporting our products' technological differentiation.
Products and Services
The following tables reflect net revenue by business segment for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
	December 30, 2017		December 31, 2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$171,603	80.3%	$114,274	76.4%
APS	42,088	19.7%	35,365	23.6%
	$213,691	100.0%	$149,639	100.0%

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
(1) Power Series (“PS”)
(2) Standard version
(3) Large area version
(4) Extended large area version

Business Line	Product Name (1)	Typical Served Market

Electronics Assembly	iX Series	Advanced Surface Mount Technology ("SMT") applications requiring extremely high output of passive and active components

	iFlex Series	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu PLUS series: high-performance copper wire ball bonders for advanced wafer nodes.

•	The IConnPS MEM PLUS series: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017	December 31, 2016	$ Change	% Change
Net revenue	$213,691	$149,639	$64,052	42.8%
Cost of sales	114,652	81,321	33,331	41.0%
Gross profit	99,039	68,318	30,721	45.0%
Selling, general and administrative	30,218	29,532	686	2.3%
Research and development	30,250	21,505	8,745	40.7%
Operating expenses	60,468	51,037	9,431	18.5%
Income from operations	$38,571	$17,281	$21,290	123.2%
Our net revenues for the three months ended December 30, 2017 increased as compared to our net revenues for the three months ended December 31, 2016. The increase in net revenue was primarily due to higher volume as a result of higher demand from our customers, particularly in our Capital Equipment segment, due to growing market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 85.7% and 92.9% of our net revenue for the three months ended December 30, 2017 and December 31, 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 40.3% and 41.4% of our net revenue for the three months ended December 30, 2017 and December 31, 2016 was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017	December 31, 2016	$ Change	% Change
Capital Equipment	$171,603	$114,274	$57,329	50.2%
APS	42,088	35,365	6,723	19.0%
Total net revenue	$213,691	$149,639	$64,052	42.8%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three months ended December 30, 2017 and December 31, 2016:

	December 30, 2017 vs. December 31, 2016
	Three months ended
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(521)	$57,850	$57,329
For the three months ended December 30, 2017, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The higher sales volume was partially offset by unfavorable price variance due to competition in the LED market.

APS
The following table reflects the components of APS net revenue change between the three months ended December 30, 2017 and December 31, 2016:

	December 30, 2017 vs. December 31, 2016
	Three months ended
(in thousands)	Price	Volume	$ Change
APS	$(83)	$6,806	$6,723
For the three months ended December 30, 2017, the higher APS net revenue as compared to prior year period was primarily due to higher contribution from EA/APMR ("Electronics Assembly/Hybrid") aftermarket services as well as higher volume from capillaries and Wedge Bonder consumables.
Gross Profit
The following tables reflect gross profit by reportable segment for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017	December 31, 2016	$ Change	% Change
Capital Equipment	$76,421	$47,907	$28,514	59.5%
APS	22,618	20,411	2,207	10.8%
Total gross profit	$99,039	$68,318	$30,721	45.0%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended		Basis Point
	December 30, 2017	December 31, 2016	Change
Capital Equipment	44.5%	41.9%	260
APS	53.7%	57.7%	(400)
Total gross margin	46.3%	45.7%	60
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three months ended December 30, 2017 and December 31, 2016:

	December 30, 2017 vs. December 31, 2016
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(521)	$1,030	$28,005	$28,514
For the three months ended December 30, 2017, the higher Capital Equipment gross profit as compared to the prior year period was primarily due to higher volume and lower cost. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The lower cost was due to better absorption from higher manufacturing volume. The higher sales volume and lower cost were partially offset by unfavorable price variance due to competition in the LED market.

APS
The following table reflects the components of APS gross profit change between the three months ended December 30, 2017 and December 31, 2016:

	December 30, 2017 vs. December 31, 2016
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
APS	$(83)	$406	$1,884	$2,207
For the three months ended December 30, 2017, the higher Aftermarket Product and Services Gross Profit as compared to prior year period was primarily due to higher contribution from sales of EA/APMR aftermarket services, higher volume from capillaries and Wedge Bonder consumables and lower manufacturing cost.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended		Basis point
	December 30, 2017	December 31, 2016	change
Selling, general & administrative	14.1%	19.7%	(560)
Research & development	14.2%	14.4%	(20)
Total	28.3%	34.1%	(580)
Selling, General and Administrative (“SG&A”)
For the three months ended December 30, 2017, higher SG&A expenses as compared to prior year period was primarily due to $1.3 million severance payments, $1.0 million net unfavorable variance in foreign exchange, inclusion of SG&A expenses of $0.9 million from the recently acquired Lithography business, $0.8 million insurance claims in first quarter of fiscal 2017, and provision for doubtful accounts of $0.3 million. These were partially offset by lower staff costs of $3.8 million.
Research and Development (“R&D”)
For the three months ended December 30, 2017, higher R&D expenses as compared to prior year period was primarily due to higher staff costs, higher investment in the development of Advanced Packaging products and inclusion of R&D expenses from the recently acquired Lithography business.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017	December 31, 2016	$ Change	% Change
Interest income	$1,975	$1,172	$803	68.5%
Interest expense	$(266)	$(262)	$(4)	1.5%
For the three months ended December 30, 2017, interest income was higher as compared to prior year period. This was primarily due to higher interest rates and a larger average cash, cash equivalents and short-term investments balance.
Interest expense for the three months ended December 30, 2017 and December 31, 2016 was attributable to the interest on financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 10 of Item 1).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017	December 31, 2016
Income tax expense	$109,633	$2,608
Effective tax rate	272.1%	14.3%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended December 30, 2017 and December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of December 30, 2017 and September 30, 2017:

	As of
(dollar amounts in thousands)	December 30, 2017	September 30, 2017	Change
Cash and cash equivalents	$390,661	$392,410	$(1,749)
Restricted cash	528	530	(2)
Short-term investments	259,000	216,000	43,000
Total cash, cash equivalents, restricted cash and short-term investments	$650,189	$608,940	$41,249
Percentage of total assets	56.1%	52.0%
The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017	December 31, 2016
Net cash provided by operating activities	$50,333	$30,049
Net cash used in investing activities	(48,183)	(2,659)
Net cash (used in)/provided by financing activities	(3,391)	142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(510)	1,987
Changes in cash, cash equivalents and restricted cash	$(1,751)	$29,519
Cash, cash equivalents and restricted cash, beginning of period	392,940	423,907
Cash, cash equivalents and restricted cash, end of period	$391,189	$453,426

Three months ended December 30, 2017
Net cash provided by operating activities was primarily due to the combination of net loss of $69.3 million, non-cash adjustments of $32.1 million and an increase in net change in operating assets and liabilities of $87.6 million. The increase in net change in operating assets and liabilities was primarily driven by an increase in income tax payable of $84.6 million, a decrease in accounts and notes receivable of $24.4 million, and a decrease in inventories of $13.9 million. This was partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $36.6 million.
The increase in income tax payable was mainly due to additional tax payable subsequent to the enactment of the Tax Cuts and Jobs Act. The decrease in accounts receivables and notes receivables and inventories was mainly due to improved working capital management where days sales outstanding and days inventory outstanding in the first quarter of fiscal 2018 were lower as compared to the fourth quarter of fiscal 2017 due to higher collection and lower inventory on hand in current quarter respectively. The lower accounts payable, accrued expenses and other current liabilities was primarily due to lower accruals on incentive compensation and other bonuses.
Net cash used in investing activities was due to purchases of short-term investments of $133.0 million, capital expenditures of $5.2 million. This was offset by the proceeds from the maturity of short-term investments of $90.0 million.
Net cash used in financing activities was primarily due to repurchase of common stock of $3.3 million.
Three months ended December 31, 2016
Net cash provided by operating activities was primarily due to net income of $15.6 million and non-cash adjustments of $2.4 million and an increase in net change in operating assets and liabilities of $12.1 million. The increase in net change in operating assets and liabilities was primarily driven by a decrease in accounts and notes receivable of $12.5 million, a decrease in inventories of $2.3 million, a decrease in prepaid expenses and other current assets of $1.1 million. This was partially offset by corresponding decrease in accounts payable, accrued expenses and other current liabilities of $3.2 million and net other liabilities of $0.8 million.
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
Fiscal 2018 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2018 capital expenditures to be between $26.0 million and $28.0 million, of which approximately $5.2 million has been incurred through the first quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of December 30, 2017 and September 30, 2017, approximately $514.0 million and $565.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, the cash amounts as of December 30, 2017 are expected to be available for use in the U.S. without incurring additional U.S. income tax. Please refer to Note 13 of Item 1 for more details regarding the impact of the Act on our income taxes.
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 30, 2017, the Company repurchased a total of 0.1 million shares of common stock at a cost of $3.3 million under the Program. As of December 30, 2017, our remaining stock repurchase authorization under the Program was approximately $85.5 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 30, 2017 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of December 30, 2017, the Company had deferred tax liabilities of $26.9 million and long-term tax payable of $12.1 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.4 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 30, 2017:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$193,638	$193,638	$—	$—	$—
Operating lease obligations (2)	18,905	3,549	5,180	3,447	6,729
Long-term tax payable (3) (reflected on our Balance Sheets)	77,425	—	12,472	12,372	52,581
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,449	443	40	—	966
Total	$291,417	$197,630	$17,692	$15,819	$60,276

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of December 30, 2017, we recorded a financing obligation of $16.9 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the 2017 Tax Cuts and Jobs Act. (Refer to Note 13 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 30, 2017, the outstanding amount is $3.5 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended by another year until March 20, 2018. All other material terms and conditions of the 2016 Credit Facility remain in force and effect. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of December 30, 2017, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of December 30, 2017, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of December 30, 2017, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with a notional amount of $28.5 million outstanding as of December 30, 2017. On January 23, 2018, the Company entered into foreign exchange forward contracts with notional amount of $21.5 million.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 30, 2017 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 30, 2017 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2017 Annual Report on Form 10-K, except as follows:
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings.

At December 30, 2017, the Company has reflected the income tax effects of the Tax Cuts and Jobs Act (the “Act”) for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects of the Act on our existing deferred tax balances and the impact of the one-time transition tax. We recognized an aggregate net discrete tax provision of $105.0 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $102.5 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries. We continue to examine the impact of certain provisions of the Act that will become applicable in fiscal year 2019 related to base erosion anti-abuse tax (“BEAT”), global intangible low-taxed income (“GILTI”), and other provisions that could adversely affect our effective tax rate in the future. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Act.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended December 30, 2017 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 to October 28, 2017	119	$22.03	119	$86.1
October 29, 2017 to December 2, 2017	30	$22.49	30	$85.5
December 3, 2017 to December 30, 2017	—		—	$85.5
For the three months ended December 30, 2017	149		149

(1) On August 15, 2017, the Company announced that its Board of Directors approved a share repurchase program (the " Program") that authorizes the repurchase of up to $100 million of the Company's common shares, from time to time over the three year period ending August 1, 2020. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. -    EXHIBITS

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 1, 2018	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Interim Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.