Form 10-K/A
period 2017-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2018-05-31
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed on or about January 25, 2018 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K/A.

KULICKE AND SOFFA INDUSTRIES, INC.
 2017 Annual Report on Form 10-K/A
September 30, 2017

Explanatory Note
Restatement of Consolidated Financial Statements
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Form 10-K for the fiscal year ended September 30, 2017, which was originally filed on November 16, 2017 ("Original Filing"), to restate the following: our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows and the related notes for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015, our Consolidated Balance Sheets and the related notes as of September 30, 2017 and October 1, 2016, and our unaudited quarterly data included in this Form 10-K/A, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. We are also providing restated disclosures regarding our internal control over financial reporting and disclosure controls and procedures.
As previously disclosed, on May 10, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal year ended September 30, 2017 could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.
The above was a result of the Company’s determination that the warranty expense and warranty accrual accounts had been misstated for the fiscal years ended September 30, 2017 and October 1, 2016 as a result of inaccurate and unsupported journal entries recorded due to management override of controls. The management override of controls was identified during an internal investigation, which was concluded in May 2018, related to an unauthorized payment based on falsified accounting records that had been initiated by a senior finance employee to an unapproved vendor in the second quarter of fiscal 2018. Management has determined this to be a misappropriation of the Company's assets. The unauthorized payment was subsequently recovered in full. We determined that the manual journal entries, initiated by this employee to correct the Company's failure to properly include labor costs in our warranty accrual, lacked supporting documentation and were accounted for incorrectly. In addition, the Company also identified adjustments that were required to be made to retained earnings, warranty expense and accrual accounts to correct the inappropriate exclusion of the estimated labor costs related to warranty repairs from its historical warranty accounting. While the latter adjustments are not deemed material, the Company is adjusting retained earnings, warranty expense and warranty accrual accounts as part of the restatement.
To correct these misstatements and to address matters related to the foregoing with respect to our disclosure controls and procedures and our internal control over financial reporting, we have restated the following: our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows and the related notes for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015, our Consolidated Balance Sheets and the related notes as of September 30, 2017 and October 1, 2016, and our unaudited quarterly data included in this Form 10-K/A, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe that presenting all of the restated information in this Form 10-K/A allows investors to review all pertinent data in a single presentation. See Note 2 - Restatement of Consolidated Financial Statements included in "Financial Statements and Supplementary Data" in Item 8 of this Form 10-K/A for more detail.
Internal Control Over Financial Reporting
In light of the foregoing, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2017, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified a material weakness related to the recording and review of manual journal entries related to our warranty accrual and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017. Management is therefore restating its report on internal control over financial reporting. For a description of the material weakness in internal control over financial reporting and remediation efforts, see "Part II - Item 9A - Controls and Procedures."
Amended Items in this Form 10K/A
The following items in the Original Filing have been amended:
Part I, Item 1. Business
Part I, Item 1A. Risks Related to Our Business and Industry
Part II, Item 6. Selected Consolidated Financial Data
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules
We are also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1, currently dated signatures from our directors and currently dated certifications from our Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, 32.2, as well as various exhibits related to XBRL.
This Form 10-K/A does not reflect events occurring after the Original Filing on November 16, 2017, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of Original Filing.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017 (the “Annual Report” or "Form 10-K/A") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.
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
For further information on our operating segments and the reorganization actions, please refer to Note 16, "Segment Information," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K/A. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
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

See Note 16 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by segment.
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
# Distributor of our products.
See Note 16 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.
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
Weaknesses in our internal controls and procedures could result in material misstatements in our financial statements. (As Restated)
Pursuant to the Sarbanes-Oxley Act, management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
Our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We or our independent registered public accountants may identify material weaknesses in our internal controls which could adversely affect our ability to ensure proper financial reporting and could affect investor confidence in us and the price of our common shares. As of September 30, 2017, the Company has identified a material weakness in our internal control over financial reporting. See Part II, Item 9A, Controls and Procedures, for more details. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access capital markets, require us to expend significant resources, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

Management investigations and restatement of financial statements may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer. (As Restated)
In connection with an internal investigation related to an unauthorized transaction by a senior finance employee of the Company, which was discovered following our second fiscal quarter of 2018 and which, as noted elsewhere in this Annual Report, has lead to the restatement of certain of our financial statements, we have incurred significant accounting and legal fees, as well as the diversion of management's time and attention. We are subject to legal action relating to these matters and may also become subject to regulatory investigations, stockholder demands or other legal actions, which would, regardless of the outcome, consume substantial resources (including management's time and attention) and result in additional legal, accounting, insurance and other costs. The restatement and related matters could also impair our reputation and our ability to comply with certain continued listing standards of NASDAQ. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.
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

PART II
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial information for each of the fiscal years ended 2017, 2016, 2015 and as of September 30, 2017 and October 1, 2016, was derived from the Company's audited consolidated financial statements included in this Form 10-K/A and has been adjusted for the restatement described in Note 2, "Restatement of Consolidated Financial Statements," which is included in "Financial Statements and Supplementary Data" in Item 8 of this Form 10-K/A. The selected financial information for the fiscal years ended in 2014 and 2013 and as of 2015, 2014 and 2013 was derived from consolidated financial statements not included in this filing; however, such financial information has been similarly adjusted for the restatement.
This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated	2015 As Restated	2014 (2) As Restated	2013 (3) As Restated
Statement of Operations Data:
Net revenue	809,041	627,192	536,471	568,569	534,938
Income from operations	113,083	53,953	38,591	77,906	66,135
Interest income, net	5,432	2,211	454	149	862
Income before income tax	118,515	56,164	39,045	78,055	66,997
Income tax (benefit) / expense(1)	(7,394)	7,709	(12,867)	14,191	7,326
Share of results of equity-method investee, net of tax	(190)	—	—	—	—
Net income	$126,099	$48,455	$51,912	$63,864	$59,671

	Fiscal
	2017 As Restated	2016 As Restated	2015 As Restated	2014(2) As Restated	2013(3) As Restated
Per Share Data:
Net income per share:
Basic	$1.78	$0.69	$0.69	$0.84	$0.79
Diluted	$1.75	$0.68	$0.69	$0.83	$0.78

Weighted average shares outstanding:
Basic	70,906	70,477	75,414	76,396	75,132
Diluted	72,063	70,841	75,659	77,292	76,190

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated	2015(4) As Restated	2014(2) As Restated	2013(3) As Restated
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$608,410	$547,907	$498,614	$597,086	$525,040
Working capital	760,401	654,983	624,659	746,223	665,948
Total assets	1,171,107	982,444	904,466	944,448	862,994
Long-term and current portion of financing obligation	16,769	17,318	17,003	19,616	19,396
Shareholders' equity	920,030	799,524	760,912	776,990	703,537

(1)	The following are there most significant factors that affected our provision for income taxes: volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation; and our provision for various tax exposure items.

(2)
Previously reported financial statements for the fiscal year ended September 27, 2014 have been restated for certain adjustments as described in the "Explanatory Note" immediately preceding Part I of this Form 10-K/A. The effect of the restatements include a $10.1 million decrease to working capital (consisting of an increase in accrued expenses and other current liabilities) and $9.6 million decrease in shareholders' equity (consisting of a decrease in retained earnings). In addition, restatements to the cost of sales decreased previously reported income from operations, income before income tax and net income by $0.9 million ($0.02 per diluted common share).

(3)
Previously reported financial statements for the fiscal year ended September 28, 2013 have been restated for certain adjustments as described in the "Explanatory Note" immediately preceding Part I of this Form 10-K/A. The effect of the restatements include a $11.0 million decrease to working capital (consisting of an increase in accrued expenses and other current liabilities) and $10.5 million decrease in shareholders' equity (consisting of a decrease in retained earnings). In addition, restatements to the cost of sales decreased previously reported income from operations, income before income tax and net income by $0.3 million.

(4) Previously reported balance sheets as of October 3, 2015 have been restated for certain adjustments as described in the "Explanatory Note" immediately preceding Part I of this Form 10-K/A. The effect of the restatements include an $8.8 million decrease to working capital (consisting of an increase in accrued expenses and other current liabilities) and an $8.3 million decrease in shareholders' equity (consisting of a decrease in retained earnings).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 7 has been revised to reflect the restatement of our consolidated financial statements described in Note 2 - Restatement of Consolidated Financial Statements, which is included in "Financial Statements and Supplementary Data" in Item 8 of this Form 10-K/A.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K/A (the “Annual Report” or "Form 10-K/A") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.
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
For further information on our operating segments and the reorganization actions, please refer to Note 16, "Segment Information," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K/A. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
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

•
Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future expenses, including product parts replacement, freight charges and labor costs expected to be incurred to correct product failures during the warranty period.

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
For further information on goodwill and intangible assets, see Note 6 to our consolidated financial statements in Item 8.
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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2017 and 2016
The following table reflects our income from operations for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017 As Restated	2016 As Restated	$ Change	% Change
Net revenue	$809,041	$627,192	$181,849	29.0%
Cost of sales	426,947	346,156	80,791	23.3%
Gross profit	382,094	281,036	101,058	36.0%

Selling, general and administrative	133,601	134,709	(1,108)	(0.8)%
Research and development	100,203	92,374	7,829	8.5%
Impairment charges	35,207	—	35,207	N/A
Operating expenses	269,011	227,083	41,928	18.5%

Income from operations	$113,083	$53,953	$59,130	109.6%
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
Gross Profit
The following table reflects gross profit by business segment for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017 As Restated	2016 As Restated	$ Change	% Change
Capital Equipment	$291,166	$198,298	$92,868	46.8%
APS	90,928	82,738	8,190	9.9%
Total gross profit	$382,094	$281,036	$101,058	36.0%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2017 and 2016:

	Fiscal
	2017 As Restated	2016 As Restated	Basis point change
Capital Equipment	44.7%	40.6%	410
APS	57.9%	59.8%	(190)
Total gross margin	47.2%	44.8%	240

Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016 (As Restated)
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(11,337)	$20,326	$83,879	$92,868
For fiscal 2017, the higher Capital Equipment gross profit as compared to fiscal 2016 was primarily due to higher volume and lower cost. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications partially offset by lower demand for our Hybrid products in the SiP market. The lower cost was due to product mix and better absorption from higher manufacturing volume. The higher sales volume and lower cost were partially offset by unfavorable price variance due to price reduction.
APS
The following table reflects the components of APS gross profit change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Cost	Volume	$ Change
APS	$(4,385)	$7	$12,568	$8,190
For fiscal 2017, the higher APS gross profit as compared to fiscal 2016 was primarily due to higher sales in tools. This was partially offset by price reduction.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2017 and 2016:

	Fiscal
	2017 As Restated	2016 As Restated	Basis point change
Selling, general & administrative	16.5%	21.5%	(500)
Research & development	12.4%	14.7%	(230)
Impairment charges	4.4%	—%	440
Total	33.3%	36.2%	(290)
Selling, General and Administrative (“SG&A”) (As Restated)
For fiscal 2017, lower SG&A as compared to fiscal 2016 was primarily due to net decrease of $5.2 million of expenses relating to the restructuring programs, $1.4 million relating to other severance payments and a $0.8 million recovery of insurance claims. These were partially offset by $3.4 million increase in incentive compensation due to better current fiscal year performance and $2.8 million increase in executive staff costs.
Research and Development (“R&D”)
For fiscal 2017, higher R&D expenses as compared to fiscal 2016 was primarily due to higher staff costs. This was partially offset by lower prototype material costs for advanced packaging products.
Impairment Charges
In fiscal 2017, the Company recognized a non-cash impairment charge related to goodwill in the EA/APMR (former Assembléon) reporting unit. See Note 6 “Goodwill and Intangible Assets” of the accompanying consolidated financial statements for further information.
Income from Operations (As Restated)
For fiscal 2017, total income from operations was higher by $59.1 million as compared to fiscal 2016. This was primarily due to higher revenue for Capital Equipment sales and partially offset by higher operating expenses as explained above.
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
Interest expense for fiscal 2017 and 2016 was attributable to the interest on financing obligation relating to the building, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 11 of our Consolidated Financial Statements included in Item 8 of this report).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2017 and 2016:

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated
Income tax (benefit) / expense	(7,394)	7,709
Effective tax rate	(6.2)%	13.7%
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

Results of Operations for fiscal 2016 and 2015
The following table reflects our income from operations for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016 As Restated	2015 As Restated	$ Change	% Change
Net revenue	$627,192	$536,471	$90,721	16.9%
Cost of sales	346,156	284,524	61,632	21.7%
Gross profit	281,036	251,947	29,089	11.5%

Selling, general and administrative	134,709	123,323	11,386	9.2%
Research and development	92,374	90,033	2,341	2.6%
Operating expenses	227,083	213,356	13,727	6.4%

Income from operations	$53,953	$38,591	$15,362	39.8%

Bookings and Backlog
The following tables reflect our bookings and backlog for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Bookings	$661,931	$491,427

	As of
(in thousands)	October 1, 2016	October 3, 2015
Backlog	$87,200	$52,500
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
Gross Profit
The following table reflects gross profit by business segment for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016 As Restated	2015 As Restated	$ Change	% Change
Capital Equipment	$198,298	$176,150	$22,148	12.6%
APS	82,738	75,797	6,941	9.2%
Total gross profit	$281,036	$251,947	$29,089	11.5%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2016 and 2015:

	Fiscal
	2016 As Restated	2015 As Restated	Basis Point Change
Capital Equipment	40.6%	42.8%	(220)
APS	59.8%	60.5%	(70)
Total gross margin	44.8%	47.0%	(220)
Capital Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015 (As Restated)
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(28,567)	$4,725	$45,990	$22,148
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
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2016 and 2015:

	Fiscal
	2016 (As Restated)	2015 (As Restated)	Basis point change
Selling, general & administrative	21.5%	23.0%	(150)
Research & development	14.7%	16.8%	(210)
Total	36.2%	39.8%	(360)
Selling, General and Administrative (“SG&A”) (As Restated)
For fiscal 2016, higher SG&A as compared to fiscal 2015 was primarily due to $7.9 million of expenses relating to the restructuring program, $7.6 million increase due to inclusion of SG&A expenses resulting from the Assembléon acquisition, $3.2 million increase in incentive compensation due to better performance and a $2.6 million unfavorable net foreign exchange variance. These were partially offset by lower staff costs of $5.5 million due to streamlining of our international operations and functions, and lower amortization expenses of $4.7 million relating to the wedge bonder developed technology which were fully amortized in fiscal year 2015.
Research and Development (“R&D”)
For fiscal 2016, higher R&D expenses as compared to fiscal 2015 were primarily due to additional investment in the development of advanced packaging products. This was partially offset by lower staff costs.
Income from Operations (As Restated)
For fiscal 2016, total income from operations was higher by $15.4 million as compared to fiscal 2015. This was primarily due to higher revenue for equipment sales and partially offset by higher operating expenses as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Interest income	3,318	1,637	$1,681	102.7%
Interest expense	(1,107)	(1,183)	$76	(6.4)%
For fiscal 2016, higher interest income was derived from a higher cash, cash equivalent and short-term investment balances.
Interest expense for fiscal 2016 and 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 11 of our Consolidated Financial Statements included in Item 8 of this report).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016 As Restated	2015 As Restated
Income tax expense / (benefit)	7,709	(12,867)
Effective tax rate	13.7%	(33.0)%
For fiscal 2016, the effective income tax rate increased from fiscal 2015 by 46.7% due primarily to a lower tax benefit of $9.7 million recorded in 2016 as compared to $19.7 million recorded in 2015 related to the reduction in deferred tax liabilities as a result of the change in permanent reinvestment assertion, a one-time tax expense of $4.9 million recorded in 2016 arising from a settlement reached with a foreign tax authority, and a restructuring related tax expense of $4.2 million.
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
Fiscal 2017 (As Restated)
Net cash provided by operating activities was primarily the result of net income of $126.1 million, non-cash adjustments of $61.8 million and working capital changes of $(51.6) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $67.9 million and an increase in net inventories of $47.4 million. This was partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $63.4 million.
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
Fiscal 2016 (As Restated)
Net cash provided by operating activities was primarily the result of net income of $48.5 million, non-cash adjustments of $14.1 million and working capital changes of $5.8 million. The change in working capital was primarily driven by increase in accounts payable and accrued expenses and other current liabilities of $32.7 million, income tax payable of $10.5 million and others of $1.1 million. This was partially offset by an increase in accounts and notes receivable of $22.1 million and an increase in net inventories of $16.3 million.
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
Other Obligations and Contingent Payments (As Restated)
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 30, 2017 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K/A; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of September 30, 2017, the Company had deferred tax liabilities of $27.2 million and long-term tax payable of $6.4 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table. In addition, the Company has retirement obligations and other severances of $6.4 million which are payable on employee departure.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The restated consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Kulicke & Soffa Industries, Inc. and its subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2017. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the recording and review of manual journal entries of the Company’s warranty accrual existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the recording and review of manual journal entries related to the Company’s warranty accrual. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on the consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2017, 2016 and 2015 consolidated financial statements to correct misstatements.
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

/s/ PricewaterhouseCoopers LLP
Singapore
November 16, 2017 except for the effects of the restatement described in Note 2 to the consolidated financial statements and the matter discussed in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is May 31, 2018

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 30, 2017 As Restated	October 1, 2016 As Restated
ASSETS
Current assets:
Cash and cash equivalents	$392,410	$423,907
Restricted cash	530	—
Short-term investments	216,000	124,000
Accounts and notes receivable, net of allowance for doubtful accounts of $79 and $506, respectively	198,480	130,455
Inventories, net	122,023	87,295
Prepaid expenses and other current assets	23,939	15,285
Total current assets	953,382	780,942

Property, plant and equipment, net	67,762	50,342
Goodwill	56,318	81,272
Intangible assets, net	62,316	50,810
Deferred income taxes	27,771	16,822
Equity investments	1,502	—
Other assets	2,056	2,256
TOTAL ASSETS	$1,171,107	$982,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,354	$41,813
Accrued expenses and other current liabilities	124,847	71,316
Income taxes payable	16,780	12,830
Total current liabilities	192,981	125,959

Financing obligation	16,074	16,701
Deferred income taxes	27,152	27,329
Other liabilities	14,870	12,931
TOTAL LIABILITIES	$251,077	$182,920

Commitments and contingent liabilities (Note 17)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,953 and 83,231 respectively; outstanding 70,197 and 70,420 shares, respectively	506,515	498,676
Treasury stock, at cost, 13,756 and 12,811 shares, respectively	(157,604)	(139,407)
Retained earnings	569,080	442,981
Accumulated other comprehensive gain / (loss)	2,039	(2,726)
TOTAL SHAREHOLDERS' EQUITY	$920,030	$799,524

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,171,107	$982,444
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2017 As Restated	2016 As Restated	2015 As Restated
Net revenue	$809,041	$627,192	$536,471
Cost of sales	426,947	346,156	284,524
Gross profit	382,094	281,036	251,947
Selling, general and administrative	133,601	134,709	123,323
Research and development	100,203	92,374	90,033
Impairment charges	35,207	—	—
Operating expenses	269,011	227,083	213,356
Income from operations	113,083	53,953	38,591
Interest income	6,491	3,318	1,637
Interest expense	(1,059)	(1,107)	(1,183)
Income from operations before income taxes	118,515	56,164	39,045
Income tax (benefit) / expense	(7,394)	7,709	(12,867)
Share of results of equity-method investee, net of tax	(190)	—	—
Net income	$126,099	$48,455	$51,912

Net income per share:
Basic	$1.78	$0.69	$0.69
Diluted	$1.75	$0.68	$0.69

Weighted average shares outstanding:
Basic	70,906	70,477	75,414
Diluted	72,063	70,841	75,659

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2017 As Restated	2016 As Restated	2015 As Restated
Net income	$126,099	$48,455	$51,912
Other comprehensive income / (loss):
Foreign currency translation adjustment	1,960	624	(3,360)
Unrecognized actuarial gain / (loss) on pension plan, net of tax	990	(1,791)	19
	2,950	(1,167)	(3,341)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	669	(566)	(1,008)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	1,146	104	1,008
Net increase / (decrease) from derivatives designated as hedging instruments, net of tax	1,815	(462)	—

Total other comprehensive income / (loss)	4,765	(1,629)	(3,341)

Comprehensive income	$130,864	$46,826	$48,571
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings (As Restated)	Accumulated Other Comprehensive Income	Shareholders' Equity (As Restated)
	Shares	Amount
Balances as of September 27, 2014	76,626	$479,116	$(46,984)	$342,614	$2,244	$776,990
Issuance of stock for services rendered	83	1,049	—	—	—	1,049
Repurchase of common stock	(6,405)	—	(77,872)	—	—	(77,872)
Exercise of stock options	75	694	—	—	—	694
Issuance of shares for market-based restricted stock and time-based restricted stock	861	—	—	—	—	—
Excess tax benefits from stock based compensation	—	540	—	—	—	540
Equity-based compensation expense	—	10,940	—	—	—	10,940
Components of comprehensive income:
Net income	—	—	—	51,912	—	51,912
Translation adjustment	—	—	—	—	(3,360)	(3,360)
Unamortized pension costs	—	—	—	—	19	19
Total comprehensive income	—	—	—	51,912	(3,341)	48,571
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$394,526	$(1,097)	$760,912
Issuance of stock for services rendered	50	551	—	—	—	551
Repurchase of common stock	(1,408)	—	(14,551)	—	—	(14,551)
Exercise of stock options	53	410	—	—	—	410
Issuance of shares for market-based restricted stock and time-based restricted stock	485	—	—	—	—	—
Excess tax benefits from stock based compensation	—	197	—	—	—	197
Equity-based compensation expense	—	5,179	—	—	—	5,179
Components of comprehensive income:
Net income	—	—	—	48,455	—	48,455
Translation adjustment	—	—	—	—	624	624
Unrealized loss on derivative instruments	—	—	—	—	(462)	(462)
Unamortized pension costs	—	—	—	—	(1,791)	(1,791)
Total comprehensive income	—	—	—	48,455	(1,629)	46,826
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$442,981	$(2,726)	$799,524
Issuance of stock for services rendered	45	750	—	—	—	750
Repurchase of common stock	(945)	—	(18,197)	—	—	(18,197)
Exercise of stock options	61	509	—	—	—	509
Issuance of shares for market-based restricted stock and time-based restricted stock	616	—	—	—	—	—
Reversal of excess tax benefits from stock based compensation	—	(4,392)	—	—	—	(4,392)
Equity-based compensation expense	—	10,972	—	—	—	10,972
Components of comprehensive income:
Net income	—	—	—	126,099	—	126,099
Translation adjustment	—	—	—	—	1,960	1,960
Unrealized gain on derivative instruments	—	—	—	—	1,815	1,815
Unamortized pension costs	—	—	—	—	990	990
Total comprehensive income	—	—	—	126,099	4,765	130,864
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2017 As Restated	2016 As Restated	2015 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,099	$48,455	$51,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,257	16,230	18,972
Impairment charges	35,207	—	—
Equity-based compensation and employee benefits	11,722	5,730	11,989
Reversal of excess tax benefits (Excess tax benefits from stock based compensation)	4,392	(197)	(540)
Adjustment for doubtful accounts	(136)	(115)	478
Adjustment for inventory valuation	10,925	6,676	3,978
Deferred taxes	(16,758)	(15,459)	(16,671)
Gain on disposal of property, plant and equipment	(999)	(55)	(71)
Unrealized foreign currency translation	1,362	1,318	(6,631)
Share of results of equity-method investee	(190)	—	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	(67,879)	(22,139)	72,304
Inventory	(47,425)	(16,340)	(14,471)
Prepaid expenses and other current assets	(8,468)	1,599	493
Accounts payable, accrued expenses and other current liabilities	63,425	32,692	(34,106)
Income taxes payable	3,946	10,492	(1,968)
Other, net	4,830	(480)	2,207
Net cash provided by operating activities	136,310	68,407	87,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(27,119)	—	(93,153)
Purchases of property, plant and equipment	(25,590)	(6,218)	(10,269)
Proceeds from sales of property, plant and equipment	1,352	1,053	180
Purchase of equity investments	(1,312)	—	—
Purchase of short term investments	(305,000)	(124,000)	(1,630)
Maturity of short term investments	213,000	—	10,763
Changes in restricted cash	(530)	—	—
Net cash used in investing activities	(145,199)	(129,165)	(94,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(604)	(542)	(10,815)
Proceeds from short term loans	—	—	837
Proceeds from exercise of common stock options	509	410	694
Repurchase of common stock	(18,197)	(14,551)	(75,715)
(Reversal of excess tax benefits) Excess tax benefits from stock based compensation	(4,392)	197	540
Net cash used in financing activities	(22,684)	(14,486)	(84,459)
Effect of exchange rate changes on cash and cash equivalents	76	537	1,326
Changes in cash and cash equivalents	(31,497)	(74,707)	(89,367)
Cash and cash equivalents at beginning of period	423,907	498,614	587,981
Cash and cash equivalents at end of period	$392,410	$423,907	$498,614

CASH PAID FOR:
Interest	$1,059	$1,107	$1,183
Income taxes	$8,283	$10,020	$5,192
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
For further information on goodwill and intangible assets, see Note 6 below.
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
NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On May 10, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal year ended September 30, 2017 could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.
The above was a result of the Company’s determination that the warranty expense and warranty accrual accounts had been misstated for the fiscal years ended September 30, 2017 and October 1, 2016 as a result of inaccurate and unsupported journal entries recorded due to management override of controls. The management override of controls was identified during an internal investigation, which was concluded in May 2018, related to an unauthorized disbursement by a senior finance employee that was discovered after the end of the second fiscal quarter of 2018. We determined that the manual journal entries initiated by this employee were made to correct the Company's failure to properly include labor costs in our warranty accrual, described below, lacked supporting documentation and were accounted for incorrectly. As a result, the Company identified overstatements of specific warranty accruals of $2.8 million and $15.9 million for fiscal 2016 and 2017, respectively.
In addition, the Company also identified adjustments that were required to be made to retained earnings, warranty expense and accrual accounts to correct the inappropriate exclusion of the estimated labor costs related to warranty repairs from its historical warranty accounting. While the latter adjustments are not deemed material, the Company is adjusting retained earnings, warranty expense and warranty accrual accounts as part of the restatement. As a result, the Company identified an understatement of warranty accruals relating to fiscal 2014 and prior years of $10.1 million in the aggregate, as the actual labor costs had instead been expensed in the periods incurred.
In addition to the understatement of warranty accruals relating to fiscal 2014 and in prior years, the warranty expense had also been misstated from fiscal 2015 through fiscal 2017, resulting in a cumulative understatement of income from operations of approximately $17.6 million. Of this understatement, approximately $14.8 million, $1.4 million, and $1.4 million was related to the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015, respectively. The labor costs relating to warranty expenses were also incorrectly reported in selling, general and administrative expense instead of cost of sales for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015. The Consolidated Balance Sheets were also misstated for the annual periods from 2015 through 2017. In addition, we have made related tax expense adjustments for the above matters.
The Company has evaluated the cumulative impact of these items on prior periods under the guidance in ASC 250-10, relating to SEC Staff Accounting Bulletin (SAB) No. 99, Materiality. The Company also has evaluated the impact of correcting these items through an adjustment to its financial statements for the fiscal year ended September 30, 2017 and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that it is necessary to restate our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows and the related notes for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015, our Consolidated Balance Sheets and the related notes as of September 30, 2017 and October 1, 2016, and our unaudited quarterly data included in this Form 10-K/A. We believe that presenting all of the amended and restated information in this Form 10-K/A allows investors to review all pertinent data in a single presentation.  In addition, our Quarterly Reports on Form 10-Q for fiscal 2018 will include the restated fiscal 2017 comparable prior quarter and year to date periods.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 30, 2017
	As Previously Reported	Effect of Restatement	As Restated

Accrued expenses and other current liabilities	132,314	(7,467)	124,847
Total current liabilities	200,448	(7,467)	192,981

Deferred income taxes	26,779	373	27,152
TOTAL LIABILITIES	$258,171	$(7,094)	$251,077

Retained earnings	561,986	7,094	569,080
TOTAL SHAREHOLDERS' EQUITY	$912,936	$7,094	$920,030

	As of
	October 1, 2016
	As Previously Reported	Effect of Restatement	As Restated
Accrued expenses and other current liabilities	63,954	7,362	71,316
Total current liabilities	118,597	7,362	125,959

Deferred income taxes	27,697	(368)	27,329
TOTAL LIABILITIES	$175,926	$6,994	$182,920

Retained earnings	449,975	(6,994)	442,981
TOTAL SHAREHOLDERS' EQUITY	$806,518	$(6,994)	$799,524

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal 2017
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	433,995	(7,048)	426,947
Gross profit	375,046	7,048	382,094
Selling, general and administrative	141,382	(7,781)	133,601
Operating expenses	276,792	(7,781)	269,011
Income from operations	98,254	14,829	113,083
Income from operations before income taxes	103,686	14,829	118,515
Income tax benefit	(8,135)	741	(7,394)
Net income	$112,011	$14,088	$126,099

Net income per share:
Basic	$1.58	$0.20	$1.78
Diluted	$1.55	$0.20	$1.75

	Fiscal 2016
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	340,463	5,693	346,156
Gross profit	286,729	(5,693)	281,036
Selling, general and administrative	141,816	(7,107)	134,709
Operating expenses	234,190	(7,107)	227,083
Income from operations	52,539	1,414	53,953
Income from operations before income taxes	54,750	1,414	56,164
Income tax expense	7,638	71	7,709
Net income	$47,112	$1,343	$48,455

Net income per share:
Basic	$0.67	$0.02	$0.69
Diluted	$0.67	$0.02	$0.68

	Fiscal 2015
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	277,379	7,145	284,524
Gross profit	259,092	(7,145)	251,947
Selling, general and administrative	131,808	(8,485)	123,323
Operating expenses	221,841	(8,485)	213,356
Income from operations	37,251	1,340	38,591
Income from operations before income taxes	37,705	1,340	39,045
Income tax benefit	(12,934)	67	(12,867)
Net income	$50,639	$1,273	$51,912

Net income per share:
Basic	$0.67	$0.02	$0.69
Diluted	$0.67	$0.02	$0.69

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal 2017
	As Previously Reported	Effect of Restatement	As Restated
Net income	$112,011	$14,088	$126,099
Comprehensive income	$116,776	$14,088	$130,864

	Fiscal 2016
	As Previously Reported	Effect of Restatement	As Restated
Net income	$47,112	$1,343	$48,455
Comprehensive income	$45,483	$1,343	$46,826

	Fiscal 2015
	As Previously Reported	Effect of Restatement	As Restated
Net income	$50,639	$1,273	$51,912
Comprehensive income	$47,298	$1,273	$48,571

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
(As Previously Reported)
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$449,975	$(2,726)	806,518
Issuance of stock for services rendered	45	750	—	—	—	750
Repurchase of common stock	(945)	—	(18,197)	—	—	(18,197)
Exercise of stock options	61	509	—	—	—	509
Issuance of shares for market-based restricted stock and time-based restricted stock	616	—	—	—	—	—
Excess tax benefits from stock based compensation	—	(4,392)	—	—	—	(4,392)
Equity-based compensation expense	—	10,972	—	—	—	10,972
Components of comprehensive income:
Net income	—	—	—	112,011	—	112,011
Translation adjustment	—	—	—	—	1,960	1,960
Unrealized loss on derivative instruments	—	—	—	—	1,815	1,815
Unamortized pension costs	—	—	—	—	990	990
Total comprehensive income	—	—	—	112,011	4,765	116,776
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$561,986	$2,039	$912,936
(Effect of Restatement)
Balances as of October 1, 2016	—	—	—	(6,994)	—	(6,994)
Issuance of stock for services rendered	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Issuance of shares for market-based restricted stock and time-based restricted stock	—	—	—	—	—	—
Excess tax benefits from stock based compensation	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	14,088	—	14,088
Translation adjustment	—	—	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	—
Unamortized pension costs	—	—	—	—	—	—
Total comprehensive income	—	—	—	14,088	—	14,088
Balances as of September 30, 2017	—	$—	$—	$7,094	$—	$7,094
(As Restated)
Balances as of October 1, 2016	70,420	498,676	(139,407)	442,981	(2,726)	799,524
Issuance of stock for services rendered	45	750	—	—	—	750
Repurchase of common stock	(945)	—	(18,197)	—	—	(18,197)
Exercise of stock options	61	509	—	—	—	509
Issuance of shares for market-based restricted stock and time-based restricted stock	616	—	—	—	—	—
Excess tax benefits from stock based compensation	—	(4,392)	—	—	—	(4,392)
Equity-based compensation expense	—	10,972	—	—	—	10,972
Components of comprehensive income:
Net income	—	—	—	126,099	—	126,099
Translation adjustment	—	—	—	—	1,960	1,960
Unrealized loss on derivative instruments	—	—	—	—	1,815	1,815
Unamortized pension costs	—	—	—	—	990	990
Total comprehensive income	—	—	—	126,099	4,765	130,864
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
(As Previously Reported)
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$402,863	$(1,097)	769,249
Issuance of stock for services rendered	50	551	—	—	—	551
Repurchase of common stock	(1,408)	—	(14,551)	—	—	(14,551)
Exercise of stock options	53	410	—	—	—	410
Issuance of shares for market-based restricted stock and time-based restricted stock	485	—	—	—	—	—
Excess tax benefits from stock based compensation	—	197	—	—	—	197
Equity-based compensation expense	—	5,179	—	—	—	5,179
Components of comprehensive income:
Net income	—	—	—	47,112	—	47,112
Translation adjustment	—	—	—	—	624	624
Unrealized loss on derivative instruments	—	—	—	—	(462)	(462)
Unamortized pension costs	—	—	—	—	(1,791)	(1,791)
Total comprehensive income	—	—	—	47,112	(1,629)	45,483
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$449,975	$(2,726)	$806,518
(Effect of Restatement)
Balances as of October 3, 2015	—	—	—	(8,337)	—	(8,337)
Issuance of stock for services rendered	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Issuance of shares for market-based restricted stock and time-based restricted stock	—	—	—	—	—	—
Excess tax benefits from stock based compensation	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	1,343	—	1,343
Translation adjustment	—	—	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	—
Unamortized pension costs	—	—	—	—	—	—
Total comprehensive income	—	—	—	1,343	—	1,343
Balances as of October 1, 2016	—	$—	$—	$(6,994)	$—	$(6,994)
(As Restated)
Balances as of October 3, 2015	71,240	492,339	(124,856)	394,526	(1,097)	760,912
Issuance of stock for services rendered	50	551	—	—	—	551
Repurchase of common stock	(1,408)	—	(14,551)	—	—	(14,551)
Exercise of stock options	53	410	—	—	—	410
Issuance of shares for market-based restricted stock and time-based restricted stock	485	—	—	—	—	—
Excess tax benefits from stock based compensation	—	197	—	—	—	197
Equity-based compensation expense	—	5,179	—	—	—	5,179
Components of comprehensive income:						—
Net income	—	—	—	48,455	—	48,455
Translation adjustment	—	—	—	—	624	624
Unrealized loss on derivative instruments	—	—	—	—	(462)	(462)
Unamortized pension costs	—	—	—	—	(1,791)	(1,791)
Total comprehensive income	—	—	—	48,455	(1,629)	46,826
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$442,981	$(2,726)	$799,524

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
(As Previously Reported)
Balances as of September 27, 2014	76,626	$479,116	$(46,984)	$352,224	$2,244	786,600
Issuance of stock for services rendered	83	1,049	—	—	—	1,049
Repurchase of common stock	(6,405)	—	(77,872)	—	—	(77,872)
Exercise of stock options	75	694	—	—	—	694
Issuance of shares for market-based restricted stock and time-based restricted stock	861	—	—	—	—	—
Excess tax benefits from stock based compensation	—	540	—	—	—	540
Equity-based compensation expense	—	10,940	—	—	—	10,940
Components of comprehensive income:						—
Net income	—	—	—	50,639	—	50,639
Translation adjustment	—	—	—	—	(3,360)	(3,360)
Unamortized pension costs	—	—	—	—	19	19
Total comprehensive income	—	—	—	50,639	(3,341)	47,298
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$402,863	$(1,097)	$769,249
(Effect of Restatement)
Balances as of September 27, 2014	—	—	—	(9,610)	—	(9,610)
Issuance of stock for services rendered	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Issuance of shares for market-based restricted stock and time-based restricted stock	—	—	—	—	—	—
Excess tax benefits from stock based compensation	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—
Components of comprehensive income:						—
Net income	—	—	—	1,273	—	1,273
Translation adjustment	—	—	—	—	—	—
Unamortized pension costs	—	—	—	—	—	—
Total comprehensive income	—	—	—	1,273	—	1,273
Balances as of October 3, 2015	—	$—	$—	$(8,337)	$—	$(8,337)
(As Restated)
Balances as of September 27, 2014	76,626	479,116	(46,984)	342,614	2,244	776,990
Issuance of stock for services rendered	83	1,049	—	—	—	1,049
Repurchase of common stock	(6,405)	—	(77,872)	—	—	(77,872)
Exercise of stock options	75	694	—	—	—	694
Issuance of shares for market-based restricted stock and time-based restricted stock	861	—	—	—	—	—
Excess tax benefits from stock based compensation	—	540	—	—	—	540
Equity-based compensation expense	—	10,940	—	—	—	10,940
Components of comprehensive income:						—
Net income	—	—	—	51,912	—	51,912
Translation adjustment	—	—	—	—	(3,360)	(3,360)
Unamortized pension costs	—	—	—	—	19	19
Total comprehensive income	—	—	—	51,912	(3,341)	48,571
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$394,526	$(1,097)	$760,912

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2017
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,011	$14,088	126,099
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(17,499)	741	(16,758)
Accounts payable, accrued expenses and other current liabilities	78,254	(14,829)	63,425
Net cash provided by operating activities	136,310	—	136,310

	Fiscal
	2016
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,112	$1,343	48,455
Deferred taxes	(15,530)	71	(15,459)
Accounts payable, accrued expenses and other current liabilities	34,106	(1,414)	32,692
Net cash provided by operating activities	68,407	—	68,407

	Fiscal
	2015
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,639	$1,273	51,912
Deferred taxes	(16,738)	67	(16,671)
Accounts payable, accrued expenses and other current liabilities	(32,766)	(1,340)	(34,106)
Net cash provided by operating activities	87,875	—	87,875

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 30, 2017 and October 1, 2016:

	As of
(in thousands)	September 30, 2017	October 1, 2016

Short term investments, available-for-sale(1)	$216,000	$124,000

Inventories, net:
Raw materials and supplies (2)	$44,239	$26,876
Work in process (2)	40,827	24,333
Finished goods (2)	61,596	57,166
	146,662	108,375
Inventory reserves	(24,639)	(21,080)
	$122,023	$87,295

Property, plant and equipment, net:
Land	$2,182	$—
Buildings and building improvements	50,910	34,472
Leasehold improvements	9,882	19,963
Data processing equipment and software (2)	34,700	32,975
Machinery, equipment, furniture and fixtures	68,143	54,730
	165,817	142,140
Accumulated depreciation(2)	(98,055)	(91,798)
	$67,762	$50,342

Accrued expenses and other current liabilities:
Wages and benefits	$47,411	$24,248
Accrued customer obligations (3) (As Restated)	52,460	21,483
Commissions and professional fees	8,555	10,908
Deferred rent	1,930	2,920
Severance (4)	3,828	1,296
Other (As Restated)	10,663	10,461
	$124,847	$71,316

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

(4)
Includes the restructuring plan discussed in Note 3, severance payable in connection with the October 2015 retirement of the Company's CEO of $0.2 million (as of October 1, 2016: $0.8 million), and other severance payments which are not part of the Company's plan to streamline its global operations and functions.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5: BUSINESS COMBINATIONS
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

	Fiscal
(in thousands, except for per share information)	2017 As Restated	2016 As Restated
Net revenue	$809,041	$627,192
Net income	120,143	42,513
Basic income per common share	1.69	0.60
Diluted income per common share	$1.67	$0.60
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fiscal
(in thousands)	2015 As Restated
Net revenue	$562,754
Net income	46,576
Basic income per common share	0.62
Diluted income per common share	0.62

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. During fourth quarter of fiscal 2017, the Company recorded goodwill relating to the acquisition of Liteq. For further information on the acquisition of Liteq, please see Note 5.
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
During the fourth quarter of fiscal 2017, the Company reorganized its reportable segments into (i) Capital Equipment and (ii) Aftermarket Products and Services ("APS") and realigned our reporting units to reflect the revised reporting structure. As a result of this re-alignment, the Company has five reporting units as of September 30, 2017, with two reporting units within the Capital Equipment reportable segment and three reporting units in the APS reportable segment. Please refer to Note 16, "Segment Information" for additional information on the operating and reportable segments realignment. The Company evaluated goodwill for potential impairment before and after this realignment and determined that the fair value of each component individually and in aggregate exceeded their carrying values.
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
NOTE 8: EQUITY INVESTMENTS
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
NOTE 9: FAIR VALUE MEASUREMENTS
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

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
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
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the year ended September 30, 2017 and October 1, 2016 was as follows:

(in thousands)	Fiscal
	2017	2016
Foreign exchange forward contract in cash flow hedging relationships:
Net gain / (loss) recognized in OCI, net of tax(1)	$669	$(566)
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(1,146)	$(104)
Net gain recognized in income(3)	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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

NOTE 12: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
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
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income / (loss) reflected on the Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016:

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

NOTE 13: EARNINGS PER SHARE
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands, except per share)	2017 As Restated		2016 As Restated		2015 As Restated
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$126,099	$126,099	$48,455	$48,455	$51,912	$51,912
DENOMINATOR:
Weighted average shares outstanding - Basic	70,906	70,906	70,477	70,477	75,414	75,414
Stock options		19		32		70
Time-based restricted stock		592		274		175
Market-based restricted stock		546		58		—
Weighted average shares outstanding - Diluted		72,063		70,841		75,659
EPS:
Net income per share - Basic	$1.78	$1.78	$0.69	$0.69	$0.69	$0.69
Effect of dilutive shares		$(0.03)		$(0.01)		$—
Net income per share - Diluted		$1.75		$0.68		$0.69

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14: INCOME TAXES
The following table reflects income or losses from continuing operations by location, the provision for income taxes and the effective tax rate for fiscal 2017, 2016, and 2015:

	Fiscal
(dollar amounts in thousands)	2017 As Restated	2016 As Restated	2015 As Restated
United States operations	$(4,114)	$(12,600)	$4,178
Foreign operations	122,629	68,764	34,867
Income from operations before tax	118,515	56,164	39,045
Income tax (benefit) / expenses	$(7,394)	$7,709	$(12,867)

Effective tax rate	(6.2)%	13.7%	(33.0)%

The following table reflects the provision for income taxes from continuing operations for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated	2015 As Restated
Current:
Federal	$(3,975)	$871	$1,459
State	64	53	76
Foreign	13,290	21,841	4,707
Deferred:
Federal	(15,374)	(13,423)	(20,250)
State	40	12	(10)
Foreign	(1,439)	(1,645)	1,151
Provision for income taxes	$(7,394)	$7,709	$(12,867)
The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2017, 2016, and 2015:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated	2015 As Restated
Computed income tax expense based on U.S. statutory rate	$41,358	$19,658	$13,666
Effect of earnings of foreign subsidiaries subject to different tax rates	(22,832)	(7,584)	(6,344)
Benefits from foreign approved enterprise zones	(23,294)	(8,701)	(6,016)
Benefits from research and development tax credits	(1,859)	(2,839)	(4,090)
Benefits from foreign tax credits	(26,119)	—	—
Change in permanent reinvestment assertion	—	(9,696)	(19,704)
Tax impact on restructuring	—	4,238	—
Tax audit settlement	—	4,889	—
Effect of permanent items	778	(2,274)	1,822
Non-deductible goodwill impairment	8,805	—	—
Deferred taxes not benefited	6,458	3,585	2,634
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	6,039	4,981	4,904
Reserve for uncertain tax positions	2,936	208	886
State income tax expense (net of federal benefit)	60	996	(1,543)
Other, net	276	248	918
Provision for income taxes	$(7,394)	$7,709	$(12,867)
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
We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. We have not recorded a deferred tax liability for U.S. federal income taxes of approximately $627.0 million of undistributed earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable, with the exception of certain foreign subsidiaries where we continue to retain a deferred tax liability for foreign withholding taxes of approximately $21.0 million, as those earnings may be distributed to its foreign parent company.
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
The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2017 and 2016:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated
Inventory reserves	$589	$546
Stock options	422	647
Other accruals and reserves	7,857	5,305
Domestic tax credit carryforwards	17,635	8,011
Net operating loss carryforwards	35,937	31,817
	$62,440	$46,326

Valuation allowance	$(29,614)	$(27,381)
Total long-term deferred tax asset	$32,826	$18,945

Foreign withholding tax on undistributed earnings	$20,945	$20,119
Fixed and intangible assets	11,262	9,333
Total long-term deferred tax liability	$32,207	$29,452
Total net deferred tax asset / (liability)	$619	$(10,507)

Reported as
Deferred tax asset	$27,771	$16,822
Deferred tax liability	27,152	27,329
Total net deferred tax asset / (liability)	$619	$(10,507)
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
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2017, 2016, and 2015, the preferential rate reduced income tax expense by approximately $23.3 million or $0.32 per share, $8.7 million or $0.12 per share and $6.0 million or $0.08 per share, respectively.

NOTE 15: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017	2016	2015
Incentive compensation expense	$29,612	$14,661	$10,768
Rent expense	$5,071	$5,901	$5,006
Warranty and retrofit expense (As Restated)	$13,740	$11,557	$9,952

NOTE 16: SEGMENT INFORMATION
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
The following table reflects operating information by segment for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated	2015 As Restated
Net revenue:
Capital Equipment	$651,934	$488,925	$411,099
APS	157,107	138,267	125,372
Net revenue	809,041	627,192	536,471
Income from operations:
Capital Equipment(1)	107,115	33,484	12,454
APS(2)	5,968	20,469	26,137
Income from operations	$113,083	$53,953	$38,591

(1)	Includes the restructuring expenses as discussed in Note 3, of $2.4 million, $6.2 million and $1.5 million for the years ended 2017, 2016 and 2015 respectively.

(2)	Includes the restructuring expenses as discussed in Note 3, of $0.9 million, $2.4 million and $0.4 million for the years ended 2017, 2016 and 2015 respectively
The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2017, 2016 and 2015.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs, including product part replacement, freight charges and related labor costs expected to be incurred to correct product failures during the warranty period.
The following table reflects the reserve for product warranty activity for fiscal 2017, 2016, and 2015:

	Fiscal
(in thousands)	2017 As Restated	2016 As Restated	2015 As Restated
Reserve for warranty, beginning of period	$12,544	$10,632	$11,659
Addition from business combination	—	—	547
Provision for warranty	11,743	11,553	9,759
Utilization of reserve	(10,491)	(9,641)	(11,333)
Reserve for warranty, end of period	$13,796	$12,544	$10,632
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of September 30, 2017:

		Payments due by fiscal year
(in thousands)	Total	2018	2019	2020	2021	thereafter
Inventory purchase obligation (1)	$106,084	$106,084	$—	$—	$—	$—
Operating lease obligations (2)	19,958	3,781	2,879	2,556	1,841	8,901
Total	$126,042	$109,865	$2,879	$2,556	$1,841	$8,901

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of September 30, 2017, we recorded a financing obligation related to the Building of $16.8 million (see Note 11 above). The financing obligation is not reflected in the table above.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
Presented below is a summary of the unaudited quarterly financial information for fiscal 2017 and 2016 (in thousands, except per share amounts). See Note 2 — "Restatement of Consolidated Financial Statements" for further discussion of the impact of the restatement on quarterly data as indicated below.

	Fiscal 2017 for the Quarter Ended (As Previously Reported)
(in thousands, except per share amounts)	December 31	April 1	July 1	September 30	Fiscal 2017
Net revenue	$149,639	$199,613	$243,897	$215,892	$809,041
Gross profit	68,318	90,291	111,698	104,739	375,046
Income from operations	17,281	32,605	11,464	36,904	98,254
Income tax expense / (benefit)	2,608	4,882	(17,867)	2,242	(8,135)
Net income	$15,583	$29,041	$30,811	$36,576	$112,011

Net income per share (1):
Basic	$0.22	$0.41	$0.43	$0.52	$1.58
Diluted	$0.22	$0.40	$0.43	$0.51	$1.55

Weighted average shares outstanding:
Basic	70,854	70,964	71,063	70,742	70,906
Diluted	71,763	72,270	72,483	72,071	72,063
	Effect of Restatement
Net revenue	$—	$—	$—	$—	$—
Gross profit	109	1,972	2,306	2,661	7,048
Income from operations	1,778	3,898	4,208	4,945	14,829
Income tax expense / (benefit)	(35)	269	210	297	741
Net income	$1,813	$3,629	$3,997	$4,649	$14,088

Net income per share (1):
Basic	$0.03	$0.05	$0.06	$0.06	$0.20
Diluted	$0.03	$0.05	$0.06	$0.06	$0.20

Weighted average shares outstanding:
Basic	70,854	70,964	71,063	70,742	70,906
Diluted	71,763	72,270	72,483	72,071	72,063
	Fiscal 2017 for the Quarter Ended (As Restated)
Net revenue	$149,639	$199,613	$243,897	$215,892	$809,041
Gross profit	68,427	92,263	114,004	107,400	382,094
Income from operations	19,059	36,503	15,672	41,849	113,083
Income tax expense / (benefit)	2,573	5,151	(17,657)	2,539	(7,394)
Net income	$17,396	$32,670	$34,808	$41,225	$126,099

Net income per share (1):
Basic	$0.25	$0.46	$0.49	$0.58	$1.78
Diluted	$0.24	$0.45	$0.48	$0.57	$1.75

Weighted average shares outstanding:
Basic	70,854	70,964	71,063	70,742	70,906
Diluted	71,763	72,270	72,483	72,071	72,063

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal 2016 for the Quarter Ended (As Previously Reported)
(in thousands, except per share amounts)	January 2	April 2	July 2	October 1	Fiscal 2016
Net revenue	$108,534	$156,400	$216,414	$145,844	$627,192
Gross profit	50,421	69,647	100,040	66,621	286,729
Income from operations	(1,705)	11,709	38,622	3,913	52,539
Income tax (benefit) / expense	(1,265)	7,045	7,519	(5,661)	7,638
Net (loss)/income	$(91)	$5,089	$31,785	$10,329	$47,112

Net income per share (1):
Basic	$—	$0.07	$0.45	$0.15	$0.67
Diluted	$—	$0.07	$0.45	$0.15	$0.67

Weighted average shares outstanding:
Basic	70,738	70,389	70,379	70,404	70,477
Diluted	70,738	70,634	70,843	71,017	70,841
	Effect of Restatement
Net revenue	$—	$—	$—	$—	$—
Gross profit	(1,926)	(1,902)	(484)	(1,381)	(5,693)
Income from operations	(295)	(48)	1,240	517	1,414
Income tax (benefit) / expense	(47)	(67)	100	85	71
Net (loss)/income	$(249)	$20	$1,140	$432	$1,343

Net income per share (1):
Basic	$—	$—	$0.02	$0.01	$0.02
Diluted	$—	$—	$0.02	$0.01	$0.02

Weighted average shares outstanding:
Basic	70,738	70,389	70,379	70,404	70,477
Diluted	70,738	70,634	70,843	71,017	70,841
	Fiscal 2016 for the Quarter Ended (As Restated)
Net revenue	$108,534	$156,400	$216,414	$145,844	$627,192
Gross profit	48,495	67,745	99,556	65,240	281,036
Income from operations	(2,000)	11,661	39,862	4,430	53,953
Income tax (benefit) / expense	(1,312)	6,978	7,619	(5,576)	7,709
Net (loss)/income	$(340)	$5,109	$32,925	$10,761	$48,455

Net income per share (1):
Basic	$—	$0.07	$0.47	$0.15	$0.69
Diluted	$—	$0.07	$0.46	$0.15	$0.68

Weighted average shares outstanding:
Basic	70,738	70,389	70,379	70,404	70,477
Diluted	70,738	70,634	70,843	71,017	70,841
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19: SUBSEQUENT EVENTS
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

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At the time our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 was originally filed, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective as of September 30, 2017. Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Interim Chief Financial Officer have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the material weakness in our internal control over financial reporting discussed below.
Management’s Report on Internal Control Over Financial Reporting (As Restated)
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
Change in Conclusion
In Management's Report on Internal Control over Financial Reporting included in the Original Filing, our management previously had concluded that we maintained effective internal control over financial reporting as of September 30, 2017. Management subsequently has concluded that the material weakness described below existed as of September 30, 2017. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls over the recording and review of manual journal entries related to our warranty accrual. Specifically, effective control over review of journal entries was not maintained as a result of management override of journal entries of the accrual for warranty. The management override of controls was identified during an internal investigation, which was concluded in May 2018, related to an unauthorized disbursement by a senior finance employee that was discovered after the end of the second fiscal quarter of 2018. We determined that manual journal entries, initiated by this employee were made to correct the Company's failure to properly include labor costs in our warranty accrual, lacked supporting documentation and were accounted for incorrectly. This control deficiency resulted in the misstatement of our warranty expense and warranty accrual accounts and related financial disclosures, and in the restatement of the Company’s consolidated financial statements for the fiscal years ended September 30, 2017 and October 1, 2016. Additionally, this control deficiency could result in additional misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Management's evaluation of internal control over financial reporting as of September 30, 2017 has excluded the evaluation of the effectiveness of internal control over financial reporting related to Liteq B.V ("Liteq") because it was acquired in a business combination during the fiscal year ended September 30, 2017. As of September 30, 2017, Liteq represented approximately 2.5% of our consolidated assets. No revenue was contributed by Liteq for the fiscal year ended September 30, 2017. See Note 5 of our Notes to Consolidated Financial Statements for more information.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in this Form 10-K/A.
Management’s Plans for Remediation of the Material Weakness
The Company is in the process of assessing its plan for remediation of the material weakness. This plan is expected to include change in personnel, including within finance leadership, as well as enhancing a culture of compliance, integrity and transparency through communication of management’s commitment and expectations to all employees of the Company. The Company will perform a comprehensive review of its key practices and procedures.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets as of September 30, 2017 (Restated) and October 1, 2016 (Restated)	42
	Consolidated Statements of Operations for fiscal 2017 (Restated), 2016 (Restated) and 2015 (Restated)	43
	Consolidated Statements of Comprehensive Income for fiscal 2017 (Restated), 2016 (Restated) and 2015(Restated)	44
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2017 (Restated), 2016 (Restated) and 2015 (Restated)	45
	Consolidated Statements of Cash Flows for fiscal 2017 (Restated), 2016 (Restated) and 2015 (Restated)	46
	Notes to Consolidated Financial Statements	47

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	94
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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	May 31, 2018

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	May 31, 2018
Fusen Chen	(principal executive officer)

/s/ LESTER WONG	Senior Vice President, Interim Chief Financial Officer and General Counsel	May 31, 2018
Lester Wong	(principal financial officer and principal accounting officer)

/s/ GARRETT E. PIERCE	Director	May 31, 2018
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	May 31, 2018
Brian R. Bachman

/s/ CHIN HU LIM	Director	May 31, 2018
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	May 31, 2018
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	May 31, 2018
Mui Sung Yeo

/s/ PETER T. KONG	Director	May 31, 2018
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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