Form 10-Q/A
period 2017-12-30
KULICKE & SOFFA INDUSTRIES INC
filed 2018-05-31
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q/A

December 30, 2017
 Index

		Page Number

	Explanatory Note

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Consolidated Condensed Balance Sheets as of December 30, 2017 (As Restated) and September 30, 2017	1

	Consolidated Condensed Statements of Operations for the three months ended December 30, 2017 (As Restated) and December 31, 2016 (As Restated)	2

	Consolidated Condensed Statements of Comprehensive Income for the three months ended December 30, 2017 (As Restated) and December 31, 2016 (As Restated)	3

	Consolidated Condensed Statements of Cash Flows for the three months ended December 30, 2017 (As Restated) and December 31, 2016 (As Restated)	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

Item 4.	CONTROLS AND PROCEDURES	46

PART II - OTHER INFORMATION

Item 1A.	RISK FACTORS	47

Item 6.	EXHIBITS	48

	SIGNATURES	49

Explanatory Note
Restatement of Consolidated Condensed Financial Statements
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") is filing this Amendment No. 1 ("Form 10-Q/A") to our Form 10-Q for the three months ended December 30, 2017, which was originally filed on February 1, 2018 ("Original Filing"), to restate our Consolidated Condensed Financial Statements and the related notes for the three months ended December 30, 2017, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures regarding the material weaknesses in Item 4 of this amended Form 10-Q/A.
As previously disclosed, on May 28, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the three months ended December 30, 2017 could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.
The above was a result of the Company’s determination that, i) the warranty expense and warranty accrual accounts had been misstated for the quarter ended December 30, 2017 as a result of inaccurate and unsupported journal entries recorded due to management override of controls, and ii) the cost of sales and account payable accounts were misstated for the quarter ended December 30, 2017 as a result of falsified accounting records due to management override of controls. The management overrides of controls were identified during an internal investigation, which was concluded in May 2018, related to an unauthorized payment that had been initiated by a senior finance employee to an unapproved vendor in the second quarter of fiscal 2018. The payment was made based on falsified accounting records where two manual journal entries totaling $5.8 million in the aggregate had been recorded in accounts payable and cost of sales. Management has determined this to be a misappropriation of the Company's assets. The unauthorized payment was subsequently recovered in full. In addition, the Company also noted that there are payments made to another vendor based on falsified accounting records by the aforementioned senior finance employee in first quarter of fiscal 2018. We determined that the manual journal entries, initiated by this employee were made to correct the Company's failure to properly include labor costs in our warranty accrual, lacked supporting documentation and were accounted for incorrectly. In addition, the Company also identified adjustments to the warranty expense and accrual accounts to correct the inappropriate exclusion of the estimated labor costs related to warranty repairs from its historical warranty accounting. While the latter adjustments are not deemed material, the Company is adjusting warranty expense and warranty accrual accounts as part of the restatement.
To correct these misstatements and to address matters related to the foregoing with respect to our disclosure controls and procedures and our internal control over financial reporting, we have restated our Consolidated Condensed Financial Statements and the related notes for the three months ended December 30, 2017, including the financial information included in Management's Discussion and Analysis of Financial Condition and Results of Operations.
See Note 2 - Restatement of Consolidated Condensed Financial Statements, which is included in the "Financial Statements" in Item 1 of this amended Form 10-Q/A for more detail.
Amended Items in this Form 10Q/A
The following items in the Original Filing have been amended:
Part I, Item 1. Financial Statements
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4. Controls and Procedures
Part II, Item 1A. Risk Factors
Part II, Item 6. Exhibits
We are also filing a currently dated certifications from our Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, 32.2, as well as various exhibits related to XBRL.
This amended Form 10-Q/A does not reflect events occurring after the Original Filing on February 1, 2018, or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of Original Filing.

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 30, 2017 As Restated	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$390,661	$392,410
Restricted cash	528	530
Short-term investments	259,000	216,000
Accounts and other receivable, net of allowance for doubtful accounts of $354 and $79 respectively	173,777	198,480
Inventories, net	106,683	122,023
Prepaid expenses and other current assets	22,686	23,939
Total current assets	953,335	953,382

Property, plant and equipment, net	71,720	67,762
Goodwill	57,063	56,318
Intangible assets, net	60,586	62,316
Deferred income taxes	12,276	27,771
Equity investments	1,518	1,502
Other assets	2,088	2,056
TOTAL ASSETS	$1,158,586	$1,171,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,568	$51,354
Accrued expenses and other current liabilities	77,894	124,847
Income taxes payable	18,242	16,780
Total current liabilities	158,704	192,981

Financing obligation	16,130	16,074
Deferred income taxes	27,313	27,152
Income taxes payable	90,165	6,438
Other liabilities	9,000	8,432
TOTAL LIABILITIES	$301,312	$251,077

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 84,508 and 83,953, respectively; outstanding 70,604 and 70,197 shares, respectively	510,736	506,515
Treasury stock, at cost, 13,904 and 13,756 shares, respectively	(160,884)	(157,604)
Retained earnings	503,558	569,080
Accumulated other comprehensive income	3,864	2,039
TOTAL SHAREHOLDERS' EQUITY	$857,274	$920,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,158,586	$1,171,107
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	December 30, 2017 As Restated	December 31, 2016 As Restated
Net revenue	$213,691	$149,639
Cost of sales	116,489	81,212
Gross profit	97,202	68,427
Selling, general and administrative	27,793	27,863
Research and development	30,250	21,505
Operating expenses	58,043	49,368
Income from operations	39,159	19,059
Interest income	1,975	1,172
Interest expense	(266)	(262)
Income before income taxes	40,868	19,969
Income tax expense	110,412	2,573
Share of results of equity-method investee, net of tax	(16)	—
Net (loss)/income	$(69,528)	$17,396

Net (loss)/income per share:
Basic	$(0.99)	$0.25
Diluted	$(0.99)	$0.24

Weighted average shares outstanding:
Basic	70,577	70,854
Diluted	70,577	71,763
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	December 30, 2017 As Restated	December 31, 2016 As Restated
Net (loss)/income	$(69,528)	$17,396
Other comprehensive income/(loss):
Foreign currency translation adjustment	2,370	(4,581)
Unrecognized actuarial gain,on pension plan, net of tax	12	127
	2,382	(4,454)

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	489	(1,592)
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(1,046)	529
Net decrease from derivatives designated as hedging instruments, net of tax	(557)	(1,063)

Total other comprehensive income/(loss)	1,825	(5,517)

Comprehensive (loss)/income	$(67,703)	$11,879
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	December 30, 2017 As Restated	December 31, 2016 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(69,528)	$17,396
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	4,468	3,944
Equity-based compensation and employee benefits	3,109	3,601
Excess tax benefits from stock-based compensation	(50)	—
Adjustment for doubtful accounts	348	(53)
Adjustment for inventory valuation	1,352	1,058
Deferred income taxes	20,982	805
Gain on disposal of property, plant and equipment	21	44
Unrealized foreign currency translation	1,906	(7,020)
Share of results of equity-method investee	(16)	—
Changes in operating assets and liabilities:
Accounts and other receivable	24,390	12,517
Inventory	13,883	2,339
Prepaid expenses and other current assets	1,259	1,105
Accounts payable, accrued expenses and other current liabilities	(37,139)	(5,001)
Income taxes payable	85,339	156
Other, net	9	(842)
Net cash provided by operating activities	50,333	30,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,183)	(2,676)
Proceeds from sales of property, plant and equipment	—	17
Purchase of short-term investments	(133,000)	—
Maturity of short-term investments	90,000	—
Net cash used in investing activities	(48,183)	(2,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(166)	(142)
Proceeds from exercise of common stock options	55	284
Repurchase of common stock	(3,280)	—
Net cash (used in)/provided by financing activities	(3,391)	142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(510)	1,987
Changes in cash, cash equivalents and restricted cash	(1,751)	29,519
Cash, cash equivalents and restricted cash at beginning of period*	392,940	423,907
Cash, cash equivalents and restricted cash at end of period	$391,189	$453,426
* Certain time deposits as at October 1, 2016 were previously reclassified from cash equivalents to short-term investments for comparative purposes.
CASH PAID FOR:
Interest	$266	$262
Income taxes	$2,299	$1,594
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments except as described in Note 2) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended September 30, 2017. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: RESTATEMENT OF CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On May 10 and May 28, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal year ended September 30, 2017 and the three months ended December 30, 2017, respectively, could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.
The above was a result of the Company’s determination that: i) the warranty expense and warranty accrual accounts had been misstated for the quarter ended December 30, 2017 as a result of inaccurate and unsupported journal entries recorded due to management override of controls, and ii) the cost of sales and account payable accounts were misstated for the quarter ended December 30, 2017 as a result of falsified accounting records due to management override of controls. The management overrides of controls were identified during an internal investigation related to an unauthorized disbursement by a senior finance employee that was discovered after the end of the second fiscal quarter of 2018.
With respect to the journal entries impacting warranty expense and warranty accrual accounts, we determined that the manual journal entries initiated by this employee were made to correct the Company's failure to properly include labor costs in our warranty accrual, described below, lacked supporting documentation and were accounted for incorrectly. As a result, the Company identified overstatements of specific warranty accruals of $2.8 million and $15.9 million for fiscal 2016 and fiscal 2017, respectively.
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
The Company has also identified a misstatement in its previously reported consolidated condensed financial statements for the quarterly period ended December 30, 2017, relating to a reduction in the warranty accrual of $5.2 million. This reduction resulted in an understatement of cost of sales and provision for warranty. In addition, the labor costs relating to warranty expenses of $2.4 million were also incorrectly reported in selling, general and administrative expense instead of cost of sales.
In connection with the internal investigation, the Company identified an unauthorized payment that had been initiated by a senior finance employee to an unapproved vendor in the second fiscal quarter of fiscal 2018. The payment was made based on falsified accounting records where two manual journal entries totaling $5.8 million in the aggregate had been recorded in accounts payable and cost of sales. Management has determined this to be a misappropriation of the Company's assets. Accordingly, the previously reported consolidated condensed financial statements for the quarterly period ended December 30, 2017 were misstated, because accounts payable and cost of sales were each overstated by $5.8 million.
In addition, we have made related tax expense adjustments for the above matters.
The restated consolidated condensed financial statements for the three months ended December 30, 2017 have been amended to reflect in the proper periods the misstatements described above. Our Quarterly Reports on Form 10-Q for fiscal 2018 will include the restated fiscal 2017 comparable prior quarter and year to date periods.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 30, 2017
	As Previously Reported	Effect of Restatement	As Restated
Accounts payable	68,370	(5,802)	62,568
Accrued expenses and other current liabilities	80,147	(2,253)	77,894
Income taxes payable	18,137	105	18,242
Total current liabilities	166,654	(7,950)	158,704

Deferred income taxes	26,940	373	27,313
Income taxes payable	89,491	674	90,165
TOTAL LIABILITIES	$308,215	$(6,903)	$301,312

Retained earnings	496,655	6,903	503,558
TOTAL SHAREHOLDERS' EQUITY	$850,371	$6,903	$857,274

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 30, 2017
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	114,652	1,837	116,489
Gross profit	99,039	(1,837)	97,202
Selling, general and administrative	30,218	(2,425)	27,793
Operating expenses	60,468	(2,425)	58,043
Income from operations	38,571	588	39,159
Income from operations before income taxes	40,280	588	40,868
Income tax expense	109,633	779	110,412
Net loss	$(69,337)	$(191)	$(69,528)

Net loss per share:
Basic	$(0.98)	$(0.01)	$(0.99)
Diluted	$(0.98)	$(0.01)	$(0.99)

	Three Months Ended
	December 31, 2016
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	81,321	(109)	81,212
Gross profit	68,318	109	68,427
Selling, general and administrative	29,532	(1,669)	27,863
Operating expenses	51,037	(1,669)	49,368
Income from operations	17,281	1,778	19,059
Income from operations before income taxes	18,191	1,778	19,969
Income tax expense	2,608	(35)	2,573
Net income	$15,583	$1,813	$17,396

Net income per share:
Basic	$0.22	$0.03	$0.25
Diluted	$0.22	$0.02	$0.24

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three Months Ended
	December 30, 2017
	As Previously Reported	Effect of Restatement	As Restated
Net loss	$(69,337)	$(191)	$(69,528)
Comprehensive loss	$(67,512)	$(191)	$(67,703)

	Three Months Ended
	December 31, 2016
	As Previously Reported	Effect of Restatement	As Restated
Net income	$15,583	$1,813	$17,396
Comprehensive income	$10,066	$1,813	$11,879

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 30, 2017
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,337)	$(191)	(69,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable, accrued expenses and other current liabilities	(36,551)	(588)	(37,139)
Income taxes payable	84,560	779	85,339
Net cash provided by operating activities	50,333	—	50,333

	Three Months Ended
	December 31, 2016
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,583	$1,813	17,396
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	840	(35)	805
Accounts payable, accrued expenses and other current liabilities	(3,223)	(1,778)	(5,001)
Net cash provided by operating activities	30,049	—	30,049

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
NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 30, 2017 and September 30, 2017:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of
(in thousands)	December 30, 2017	September 30, 2017

Short term investments, available-for-sale(1)	$259,000	$216,000

Inventories, net:
Raw materials and supplies	$51,936	$44,239
Work in process	43,212	40,827
Finished goods	36,341	61,596
	131,489	146,662
Inventory reserves	(24,806)	(24,639)
	$106,683	$122,023
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	51,018	50,910
Leasehold improvements	10,142	9,882
Data processing equipment and software	34,957	34,700
Machinery, equipment, furniture and fixtures	71,792	68,143
	170,091	165,817
Accumulated depreciation	(98,371)	(98,055)
	$71,720	$67,762
Accrued expenses and other current liabilities:
Wages and benefits	$24,932	$47,411
Accrued customer obligations (2) (As Restated)	26,923	52,460
Commissions and professional fees	7,045	8,555
Deferred rent	1,918	1,930
Severance (3)	3,555	3,828
Other (As Restated)	13,521	10,663
	$77,894	$124,847

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

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(3)	Includes the restructuring plan discussed in Note 3, severance payable in connection with the November 2017 departure of the Company's CFO of $1.2 million, and other severance payments.

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

NOTE 8: EQUITY INVESTMENTS
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 30, 2017 and December 31, 2016:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands, except per share data)	December 30, 2017 As Restated		December 31, 2016 As Restated
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(69,528)	$(69,528)	$17,396	$17,396
DENOMINATOR:
Weighted average shares outstanding - Basic	70,577	70,577	70,854	70,854
Stock options		—		25
Time-based restricted stock		—		317
Market-based restricted stock		—		567
Weighted average shares outstanding - Diluted		70,577		71,763
EPS:
Net (loss)/income per share - Basic	$(0.99)	$(0.99)	$0.25	$0.25
Effect of dilutive shares		—		0.01
Net (loss)/income per share - Diluted		$(0.99)		$0.24

NOTE 14: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated
Income tax expense	$110,412	$2,573
Effective tax rate	270.2%	12.9%
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
The increase in tax expense for the three months ended December 30, 2017 of $110.4 million from the tax expense for the three months ended December 31, 2016 of $2.6 million, of which $105.7 million was due to the enactment of the Act and the remaining amount primarily due to higher worldwide profits in the quarter.
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
In the first quarter of fiscal 2018, excess tax benefits from stock based compensation of $5.4 million, previously offset against deferred tax assets, were reflected in the consolidated balance sheets as a component of retained earnings as a result of the adoption of ASU 2016-09. Please refer to Note 12 for more details regarding the adoption of ASU 2016-09.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

2017 Tax Cuts and Jobs Act
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
At December 30, 2017, the Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized an aggregate net discrete tax provision of $105.7 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $103.2 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of deemed taxes paid.
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
One-time transition tax: The one-time transition tax has been estimated based on our accumulated post-1986 deferred foreign income that has not previously been subject to U.S. income tax. Because we have not yet completed our calculation of the one-time transition tax, we have recorded a provisional income tax expense of $103.2 million related to the one-time transition tax of our foreign subsidiaries. No additional U.S. income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

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
The following table reflects operating information by segment for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated
Net revenue:
Capital Equipment	$171,603	$114,274
APS	42,088	35,365
Net revenue	213,691	149,639
Income from operations:
Capital Equipment	29,981	12,146
APS	9,178	6,913
Income from operations	$39,159	$19,059
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

NOTE 16: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs, including product part replacement, freight charges and labor costs incurred in correcting product failures during the warranty period.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for warranty activity for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated
Reserve for warranty, beginning of period	$13,796	$12,544
Provision for warranty	2,960	2,600
Utilization of reserve	(3,064)	(2,312)
Reserve for warranty, end of period	$13,692	$12,832
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of December 30, 2017:

		Payments due by fiscal year
(in thousands)	Total	2018	2019	2020	2021	thereafter
Inventory purchase obligation (1)	$193,638	$193,638	$—	$—	$—	$—
Operating lease obligations (2)	18,905	2,765	2,910	2,594	1,768	8,868
Total	$212,543	$196,403	$2,910	$2,594	$1,768	$8,868

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of December 30, 2017, we recorded a financing obligation related to the Building of $16.9 million (see Note 11 above). The financing obligation is not reflected in the table above.
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

NOTE 17: SUBSEQUENT EVENTS
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

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been revised to reflect the restatement of our consolidated financial statements described in Note 2 - Restatement of Consolidated Condensed Financial Statements, which is included in "Financial Information" in Item 1 of this amended Quarterly Report on Form 10-Q/A.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
For further information on our operating segments and the reorganization actions, please refer to Note 15, "Segment Information," to our Consolidated Condensed Financial Statements included under Item 1. Our prior period reportable segment information has been recasted to reflect the current segment structure and conform to the current period presentation.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated	$ Change	% Change
Net revenue	$213,691	$149,639	$64,052	42.8%
Cost of sales	116,489	81,212	35,277	43.4%
Gross profit	97,202	68,427	28,775	42.1%
Selling, general and administrative	27,793	27,863	(70)	(0.3)%
Research and development	30,250	21,505	8,745	40.7%
Operating expenses	58,043	49,368	8,675	17.6%
Income from operations	$39,159	$19,059	$20,100	105.5%
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
Gross Profit
The following tables reflect gross profit by reportable segment for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated	$ Change	% Change
Capital Equipment	$74,584	$48,016	$26,568	55.3%
APS	22,618	20,411	2,207	10.8%
Total gross profit	$97,202	$68,427	$28,775	42.1%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended		Basis Point Change
	December 30, 2017 As Restated	December 31, 2016 As Restated
Capital Equipment	43.5%	42.0%	150
APS	53.7%	57.7%	(400)
Total gross margin	45.5%	45.7%	(20)
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three months ended December 30, 2017 and December 31, 2016:

	December 30, 2017 vs. December 31, 2016 As Restated
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(521)	$(916)	$28,005	$26,568
For the three months ended December 30, 2017, the higher Capital Equipment gross profit as compared to the prior year period was primarily due to higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The higher sales volume was partially offset by higher cost due to unfavorable product mix and unfavorable price variance due to competition in the LED market.
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
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended		Basis point change
	December 30, 2017 As Restated	December 31, 2016 As Restated
Selling, general & administrative	13.0%	18.6%	(560)
Research & development	14.2%	14.4%	(20)
Total	27.2%	33.0%	(580)
Selling, General and Administrative (“SG&A”) (As Restated)
For the three months ended December 30, 2017, lower SG&A expenses as compared to prior year period was primarily due to lower staff costs of $4.6 million. These were offset by $1.3 million severance payments, $1.0 million net unfavorable variance in foreign exchange, inclusion of SG&A expenses of $0.9 million from the recently acquired Lithography business, and $0.8 million insurance claims in first quarter of fiscal 2017, and provision for doubtful accounts of $0.3 million.
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
Interest expense for the three months ended December 30, 2017 and December 31, 2016 was attributable to the interest on financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 11 of Item 1).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(dollar amounts in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated
Income tax expense	$110,412	$2,573
Effective tax rate	270.2%	12.9%
Please refer to Note 14 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended December 30, 2017 and December 31, 2016.

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
The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the three months ended December 30, 2017 and December 31, 2016:

	Three months ended
(in thousands)	December 30, 2017 As Restated	December 31, 2016 As Restated
Net cash provided by operating activities	$50,333	$30,049
Net cash used in investing activities	(48,183)	(2,659)
Net cash (used in)/provided by financing activities	(3,391)	142
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(510)	1,987
Changes in cash, cash equivalents and restricted cash	$(1,751)	$29,519
Cash, cash equivalents and restricted cash, beginning of period	392,940	423,907
Cash, cash equivalents and restricted cash, end of period	$391,189	$453,426

Three months ended December 30, 2017 (As Restated)
Net cash provided by operating activities was primarily due to the combination of net loss of $69.5 million, non-cash adjustments of $32.1 million and an increase in net change in operating assets and liabilities of $87.7 million. The increase in net change in operating assets and liabilities was primarily driven by an increase in income tax payable of $85.3 million, a decrease in accounts and notes receivable of $24.4 million, and a decrease in inventories of $13.9 million. This was partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $37.1 million.
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
Three months ended December 31, 2016 (As Restated)
Net cash provided by operating activities was primarily due to net income of $17.4 million and non-cash adjustments of $2.4 million and an increase in net change in operating assets and liabilities of $10.3 million. The increase in net change in operating assets and liabilities was primarily driven by a decrease in accounts and notes receivable of $12.5 million, a decrease in inventories of $2.3 million, a decrease in prepaid expenses and other current assets of $1.1 million. This was partially offset by corresponding decrease in accounts payable, accrued expenses and other current liabilities of $5.0 million and net other liabilities of $0.8 million.
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
As of December 30, 2017 and September 30, 2017, approximately $514.0 million and $565.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, the cash amounts as of December 30, 2017 are expected to be available for use in the U.S. without incurring additional U.S. income tax. Please refer to Note 14 of Item 1 for more details regarding the impact of the Act on our income taxes.
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
Other Obligations and Contingent Payments (As Restated)
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 30, 2017 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q/A; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of December 30, 2017, the Company had deferred tax liabilities of $27.3 million and long-term tax payable of $12.0 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.4 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 30, 2017:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$193,638	$193,638	$—	$—	$—
Operating lease obligations (2)	18,905	3,549	5,180	3,447	6,729
Long-term tax payable (3) (reflected on our Balance Sheets) As Restated	78,158	—	12,590	12,489	53,079
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,449	443	40	—	966
Total	$292,150	$197,630	$17,810	$15,936	$60,774

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the 2017 Tax Cuts and Jobs Act. (Refer to Note 14 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

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

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At the time our Quarterly Report on Form 10-Q for the quarter ended December 30, 2017 was originally filed, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2017. Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Interim Chief Financial Officer have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 30, 2017 because of the material weaknesses in our internal control over financial reporting discussed below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified the following two control deficiencies that each constitute a material weakness:

•	(i) Material weakness related to manual journal entries
We did not maintain effective controls over the recording and review of manual journal entries related to our warranty accrual and accounts payable. Specifically, effective control over the review of journal entries was not maintained as a result of management override of journal entries of the accrual for warranty and accounts payable. The management overrides of controls were identified during an internal investigation, which was concluded in May 2018, related to an unauthorized disbursement by a senior finance employee that was discovered after the end of the second fiscal quarter of 2018. We determined that manual journal entries, initiated by this employee were made to correct the Company's failure to properly include labor costs in our warranty accrual, lacked supporting documentation and were accounted for incorrectly. In addition we determined that the manual journal entries to record accounts payable were based on falsified accounting records. This control deficiency resulted in the misstatement of our warranty expense and warranty accrual accounts and related financial disclosures as well as the misstatement of our cost of sales and accounts payable accounts, and in the restatement of the Company’s consolidated financial statements for the fiscal year ended September 30, 2017 and October 1, 2016 as well as the restatement of the consolidated condensed financial statements for the quarter ended December 30, 2017.

•	(ii) Material weakness related to cash disbursements
We did not maintain effective control over the Company’s cash disbursements. Specifically, effective control over the approval of cash disbursements was not maintained. This control deficiency did not result in a misstatement.
Additionally, these control deficiencies could result in additional misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
Management’s Plans for Remediation of the Material Weaknesses
The Company is in the process of assessing its plan for remediation of the material weaknesses. Such plan is expected to include change in personnel, including within finance leadership, as well as enhancing a culture of compliance, integrity and transparency through communication of management’s commitment and expectations to all employees of the Company. The Company will perform a comprehensive review of its key practices and procedures.
These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
There has been no change in the Company's internal control over financial reporting during the three months ended December 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2017 amended Annual Report on Form 10-K/A, except as follows:
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

At December 30, 2017, the Company has reflected the income tax effects of the Tax Cuts and Jobs Act (the “Act”) for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects of the Act on our existing deferred tax balances and the impact of the one-time transition tax. We recognized an aggregate net discrete tax provision of $105.7 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $103.2 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries. We continue to examine the impact of certain provisions of the Act that will become applicable in fiscal year 2019 related to base erosion anti-abuse tax (“BEAT”), global intangible low-taxed income (“GILTI”), and other provisions that could adversely affect our effective tax rate in the future. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Act.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 31, 2018	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Interim Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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