Form 10-Q
period 2018-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2018-05-31
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of May 29, 2018, there were 69,107,600 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 31, 2018

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$340,151	$392,410
Restricted cash	535	530
Short-term investments	288,000	216,000
Accounts and other receivable, net of allowance for doubtful accounts of $680 and $79 respectively	224,484	198,480
Inventories, net	118,831	122,023
Prepaid expenses and other current assets	23,754	23,939
Total current assets	995,755	953,382

Property, plant and equipment, net	75,619	67,762
Goodwill	57,478	56,318
Intangible assets, net	60,180	62,316
Deferred income taxes	10,922	27,771
Equity investments	1,479	1,502
Other assets	2,577	2,056
TOTAL ASSETS	$1,204,010	$1,171,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,716	$51,354
Accrued expenses and other current liabilities	85,133	124,847
Income taxes payable	19,340	16,780
Total current liabilities	187,189	192,981

Financing obligation	16,257	16,074
Deferred income taxes	27,800	27,152
Income taxes payable	83,626	6,438
Other liabilities	9,211	8,432
TOTAL LIABILITIES	$324,083	$251,077

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 84,589 and 83,953, respectively; outstanding 69,787 and 70,197 shares, respectively	513,315	506,515
Treasury stock, at cost, 14,802 and 13,756 shares, respectively	(182,354)	(157,604)
Retained earnings	539,871	569,080
Accumulated other comprehensive income	9,095	2,039
TOTAL SHAREHOLDERS' EQUITY	$879,927	$920,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,204,010	$1,171,107
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017 As Restated	March 31, 2018	April 1, 2017 As Restated
Net revenue	$221,772	$199,613	$435,463	$349,252
Cost of sales	122,325	107,350	238,814	188,562
Gross profit	99,447	92,263	196,649	160,690
Selling, general and administrative	32,354	30,740	60,147	58,603
Research and development	28,657	25,020	58,907	46,525
Operating expenses	61,011	55,760	119,054	105,128
Income from operations	38,436	36,503	77,595	55,562
Interest income	2,986	1,579	4,961	2,751
Interest expense	(270)	(261)	(536)	(523)
Income before income taxes	41,152	37,821	82,020	57,790
Income tax expense	4,800	5,151	115,212	7,724
Share of results of equity-method investee, net of tax	39	—	23	—
Net income/(loss)	$36,313	$32,670	$(33,215)	$50,066

Net income/(loss) per share:
Basic	$0.52	$0.46	$(0.47)	$0.71
Diluted	$0.51	$0.45	$(0.47)	$0.69

Weighted average shares outstanding:
Basic	70,361	70,964	70,467	70,909
Diluted	71,425	72,270	70,467	72,039
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Six months ended
	March 31, 2018	April 1, 2017 As Restated	March 31, 2018	April 1, 2017 As Restated
Net income/(loss)	$36,313	$32,670	$(33,215)	$50,066
Other comprehensive income:
Foreign currency translation adjustment	5,222	1,138	7,592	(3,443)
Unrecognized actuarial (loss)/gain, on pension plan, net of tax	(37)	(42)	(25)	85
	5,185	1,096	7,567	(3,358)

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	540	1,120	1,029	(472)
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(494)	477	(1,540)	1,006
Net decrease from derivatives designated as hedging instruments, net of tax	46	1,597	(511)	534

Total other comprehensive income/(loss)	5,231	2,693	7,056	(2,824)

Comprehensive income/(loss)	$41,544	$35,363	$(26,159)	$47,242
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	March 31, 2018	April 1, 2017 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(33,215)	$50,066
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	9,212	7,775
Equity-based compensation and employee benefits	5,331	6,680
(Excess tax benefits)/Reversal of excess tax benefits from stock-based compensation	(50)	742
Adjustment for doubtful accounts	678	(191)
Adjustment for inventory valuation	2,822	3,445
Deferred income taxes	22,823	4,872
Gain on disposal of property, plant and equipment	(425)	(1,050)
Unrealized foreign currency translation	6,046	(4,789)
Share of results of equity-method investee	23	—
Changes in operating assets and liabilities:
Accounts and other receivable	(26,328)	(39,094)
Inventory	157	(17,556)
Prepaid expenses and other current assets	160	(1,141)
Accounts payable, accrued expenses and other current liabilities	(9,793)	35,331
Income taxes payable	79,908	(3,821)
Other, net	(276)	1,709
Net cash provided by operating activities	57,073	42,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,700)	(17,439)
Proceeds from sales of property, plant and equipment	244	1,352
Purchase of equity investments	—	(1,312)
Purchase of short-term investments	(325,000)	(139,000)
Maturity of short-term investments	253,000	124,000
Net cash used in investing activities	(83,456)	(32,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(346)	(290)
Proceeds from exercise of common stock options	55	389
Repurchase of common stock	(23,950)	—
Reversal of excess tax benefits from stock-based compensation	—	(742)
Net cash used in financing activities	(24,241)	(643)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,630)	1,360
Changes in cash, cash equivalents and restricted cash	(52,254)	11,296
Cash, cash equivalents and restricted cash at beginning of period*	392,940	423,907
Cash, cash equivalents and restricted cash at end of period	$340,686	$435,203
* Certain time deposits as at October 1, 2016 have been corrected from cash equivalents to short-term investments for comparative purposes.
CASH PAID FOR:
Interest	$536	$523
Income taxes	$10,728	$5,454
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
Use of Estimates
The preparation of consolidated condensed financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated condensed financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions also are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of March 31, 2018 and September 30, 2017 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and six months ended March 31, 2018, no "triggering" events occurred.
Accounting for Impairment of Goodwill
Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne"), Assembléon B.V. ("Assembléon") and Liteq B.V. ("Liteq") in fiscal 2009, 2015 and 2017, respectively.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under this guidance, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning in our first quarter of 2021 and early adoption is permitted. During the third quarter of 2017, we elected to prospectively adopt ASU2017-04. This eliminates the requirement to perform step 2 of the goodwill impairment test.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Restricted Stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Restricted Stock is determined based on the number of shares granted and the fair value on the date of grant. See Note 12 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this ASU in the first quarter of 2018 on a retrospective basis. As of March 31, 2018 and September 30, 2017, restricted cash was $0.5 million. The adoption of this ASU did not have a material impact on our cash flows.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2018 and elected to account for forfeitures when they occur, on a modified retrospective basis. The adoption impact on the consolidated balance sheet as of March 31, 2018 was a cumulative adjustment of $1.4 million, decreasing the retained earnings and increasing capital surplus. We also recognized deferred tax assets of $5.4 million with a corresponding increase in retained earnings. The adoption did not have any other material impacts on our financial statements.
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
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a new framework for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning in our first quarter of 2019. Earlier application is permitted for acquisition or derecognition events that occurred prior to issuance date or effective date of the guidance only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We have elected to prospectively adopt this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: RESTATEMENT OF CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On May 10, 2018 and May 28, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal year ended September 30, 2017 and the three months ended December 30, 2017, respectively, could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers.
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
This Quarterly Report on Form 10-Q includes the restated fiscal 2017 comparable prior quarter and year to date periods.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three Months Ended
	April 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	109,322	(1,972)	107,350
Gross profit	90,291	1,972	92,263
Selling, general and administrative	32,666	(1,926)	30,740
Operating expenses	57,686	(1,926)	55,760
Income from operations	32,605	3,898	36,503
Income from operations before income taxes	33,923	3,898	37,821
Income tax expense	4,882	269	5,151
Net income	$29,041	$3,629	$32,670

Net income per share:
Basic	$0.41	$0.05	$0.46
Diluted	$0.40	$0.05	$0.45

	Six Months Ended
	April 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	190,643	(2,081)	188,562
Gross profit	158,609	2,081	160,690
Selling, general and administrative	62,198	(3,595)	58,603
Operating expenses	108,723	(3,595)	105,128
Income from operations	49,886	5,676	55,562
Income from operations before income taxes	52,114	5,676	57,790
Income tax expense	7,490	234	7,724
Net income	$44,624	$5,442	$50,066

Net income per share:
Basic	$0.63	$0.08	$0.71
Diluted	$0.62	$0.07	$0.69

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three Months Ended
	April 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Net income	$29,041	$3,629	$32,670
Comprehensive income	$31,734	$3,629	$35,363

	Six Months Ended
	April 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Net income	$44,624	$5,442	$50,066
Comprehensive income	$41,800	$5,442	$47,242

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,624	$5,442	50,066
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	4,638	234	4,872
Accounts payable, accrued expenses and other current liabilities	41,007	(5,676)	35,331
Net cash provided by operating activities	42,978	—	42,978

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
The accrued cost as at March 31, 2018 of these restructuring programs is expected to be paid in fiscal 2018.
The following table is a summary of activity related to these restructuring programs for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended				Six months ended
	March 31, 2018				March 31, 2018
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Accrued Severance and benefits	$1,997	$—	$(1,700)	$297	$2,892	$(31)	$(2,564)	$297
Other exit costs	1,466	(160)	(46)	1,260	1,736	(159)	(317)	1,260
	$3,463	$(160)	$(1,746)	$1,557	$4,628	$(190)	$(2,881)	$1,557

	Three months ended				Six months ended
	April 1, 2017				April 1, 2017
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Accrued Severance and benefits	$—	$—	$—	$—	$37	$—	$(37)	$—
Other exit costs	$3,633	$—	$(1,575)	$2,058	$6,525	$—	$(4,467)	$2,058
	$3,633	$—	$(1,575)	$2,058	$6,562	$—	$(4,504)	$2,058

(1)	Included within accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of March 31, 2018 and September 30, 2017:

	As of
(in thousands)	March 31, 2018	September 30, 2017

Short term investments, available-for-sale(1)	$288,000	$216,000

Inventories, net:
Raw materials and supplies	$55,993	$44,239
Work in process	47,460	40,827
Finished goods	40,646	61,596
	144,099	146,662
Inventory reserves	(25,268)	(24,639)
	$118,831	$122,023
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	51,160	50,910
Leasehold improvements	9,288	9,882
Data processing equipment and software	34,952	34,700
Machinery, equipment, furniture and fixtures	78,114	68,143
	175,696	165,817
Accumulated depreciation	(100,077)	(98,055)
	$75,619	$67,762
Accrued expenses and other current liabilities:
Wages and benefits	$31,168	$47,411
Accrued customer obligations (2)	30,968	52,460
Commissions and professional fees	7,536	8,555
Deferred rent	1,908	1,930
Severance (3)	1,217	3,828
Other	12,336	10,663
	$85,133	$124,847

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 31, 2018 and April 1, 2017.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(3)	Includes the restructuring plan discussed in Note 3, severance payable in connection with the November 2017 departure of the Company's CFO of $0.7 million, and other severance payments.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5: BUSINESS COMBINATIONS
Acquisition of Liteq
On July 2, 2017, the Company, through a wholly owned subsidiary, acquired all of the outstanding equity interests of Liteq. Liteq is a lithography solutions provider for advanced packaging.
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
Acquisition of Assembléon
In 2015, the Company, through a wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon. The cash purchase price of approximately $97.4 million (EUR 80 million) consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company. On January 18, 2018, the Company released $5.0 million (EUR 4.2 million) previously held in escrow, after the conclusion of a legal proceeding for which the Company asserted indemnification rights under the share purchase agreement.

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
The Company performed its annual impairment test in the fourth quarter of fiscal 2017 and concluded that no impairment charge was required. During the three and six months ended March 31, 2018, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.

The following table summarizes the Company's recorded goodwill as of March 31, 2018 and September 30, 2017:

	As of
(in thousands)	March 31, 2018	September 30, 2017
Capital Equipment	$30,894	$29,975
APS	26,584	26,343
	$57,478	$56,318
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of March 31, 2018 and September 30, 2017:

	As of		Average estimated
(dollar amounts in thousands)	March 31, 2018	September 30, 2017	useful lives (in years)
Technology	$94,031	$92,140	7.0 to 15.0
Accumulated amortization	(43,622)	(41,162)
Net technology	$50,409	$50,978

Customer relationships	$37,173	$36,968	5.0 to 6.0
Accumulated amortization	(28,982)	(27,398)
Net customer relationships	$8,191	$9,570

Trade and brand names	$7,549	$7,515	7.0 to 8.0
Accumulated amortization	(5,969)	(5,747)
Net trade and brand name	$1,580	$1,768

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$60,180	$62,316

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of March 31, 2018:

As of
(in thousands)	March 31, 2018
Remaining fiscal 2018	$4,052
Fiscal 2019	8,105
Fiscal 2020	8,105
Fiscal 2021	5,871
Fiscal 2022 and onwards	34,047
Total amortization expense	$60,180

NOTE 7: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of March 31, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$54,378	$—	$—	$54,378
Cash equivalents:
Money market funds (1)	210,809	—	(16)	210,793
Time deposits (2)	55,009	—	—	55,009
Commercial paper (2)	19,971	—	—	19,971
Total cash and cash equivalents	$340,167	$—	$(16)	$340,151
Restricted Cash (2)	535	—	—	535
Total cash, cash equivalents, and restricted cash	$340,702	$—	$(16)	$340,686
Short-term investments (2):
Time deposits	192,000	—	—	192,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$288,000	$—	$—	$288,000
Total cash, cash equivalents, restricted cash and short-term investments	$628,702	$—	$(16)	$628,686

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 30, 2017:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$65,759	$—	$—	$65,759
Cash equivalents (1):
Money market funds	232,069	—	—	232,069
Time deposits	89,087	—	—	89,087
Commercial paper	5,495	—	—	5,495
Total cash and cash equivalents	$392,410	$—	$—	$392,410
Restricted Cash (1)	530			530
Total cash, cash equivalents, and restricted cash	$392,940	$—	$—	$392,940
Short-term investments (1):
Time deposits	120,000	—	—	120,000
Deposits (2)	96,000	—	—	96,000
Total short-term investments	$216,000	$—	$—	$216,000
Total cash, cash equivalents, restricted cash and short-term investments	$608,940	$—	$—	$608,940

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 8: EQUITY INVESTMENTS
Equity investments consisted of the following as of March 31, 2018 and September 30, 2017:

	As of
(in thousands)	March 31, 2018	September 30, 2017
Equity method investment	$1,479	$1,502
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended March 31, 2018.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred. Our equity method investments are recorded at fair value only if an impairment is recognized.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Fair Value of Financial Instruments
Amounts reported as accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.

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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of March 31, 2018 and September 30, 2017 was as follows:

	As of
(in thousands)	March 31, 2018		September 30, 2017
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$39,927	$842	$36,404	$1,353
Total derivatives	$39,927	$842	$36,404	$1,353

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended March 31, 2018 and April 1, 2017 are as follows:

(in thousands)	Three months ended		Six months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$540	$1,120	$1,029	$(472)
Net gain/(loss) reclassified from accumulated OCI into income, net of tax(2)	$494	$(477)	$1,540	$(1,006)
Net gain recognized in income(3)	$—	$—	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of March 31, 2018, the financing obligation related to the Building is $17.0 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 31, 2018, the outstanding amount is $3.5 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. Upon expiration on March 20, 2018, the 2016 Credit Facility was not renewed.

NOTE 12: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cash	$352	$504	$853	$917
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 31, 2018, the Company repurchased a total of 0.9 million and 1.0 million shares of common stock under the Program at a cost of $21.5 million and $24.8 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of March 31, 2018, our remaining stock repurchase authorization under the Program was approximately $64.0 million.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Condensed Balance Sheets as of March 31, 2018 and September 30, 2017:

	As of
(in thousands)	March 31, 2018	September 30, 2017
Gain from foreign currency translation adjustments	$10,014	$2,422
Unrecognized actuarial loss on pension plan, net of tax	(1,761)	(1,736)
Unrealized gain on hedging	842	1,353
Accumulated other comprehensive income	$9,095	$2,039
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of March 31, 2018, 4.7 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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

•
Special/Growth Performance Restricted Stock (“Special/Growth PSU”) entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If revenue growth targets are not met, the Special/Growth PSUs do not vest. Certain Special/Growth PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the Special/Growth PSUs do not vest.

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended March 31, 2018 and April 1, 2017 was based upon awards ultimately expected to vest. Following the early adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in this quarter, forfeitures have been accounted for when they occur.
The following table reflects restricted stock and common stock granted during the three and six months ended March 31, 2018 and April 1, 2017:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(shares in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Time-based restricted stock	19	8	449	704
Relative TSR PSU	—	8	153	381
Special/Growth PSU	—	—	59	—
Common stock	8	11	17	25
Equity-based compensation in shares	27	27	678	1,110
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of sales	$126	$106	$258	$247
Selling, general and administrative	1,443	2,450	3,766	5,184
Research and development	653	522	1,307	1,249
Total equity-based compensation expense	$2,222	$3,078	$5,331	$6,680
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Time-based restricted stock	$1,678	$2,044	$3,813	$4,533
Relative TSR PSU	$252	$855	975	1,788
Special/Growth PSU	97	—	153	—
Common stock	195	179	390	359
Total equity-based compensation expense	$2,222	$3,078	$5,331	$6,680

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the six months ended March 31, 2018, 1.0 million shares of stock options and restricted stock were excluded due to the Company's net loss.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended March 31, 2018 and April 1, 2017:

	Three months ended
(in thousands, except per share data)	March 31, 2018		April 1, 2017 As Restated
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$36,313	$36,313	$32,670	$32,670
DENOMINATOR:
Weighted average shares outstanding - Basic	70,361	70,361	70,964	70,964
Stock options		1		19
Time-based restricted stock		634		612
Market-based restricted stock		429		675
Weighted average shares outstanding - Diluted		71,425		72,270
EPS:
Net income per share - Basic	$0.52	$0.52	$0.46	$0.46
Effect of dilutive shares		(0.01)		(0.01)
Net income per share - Diluted		$0.51		$0.45

	Six months ended
(in thousands, except per share data)	March 31, 2018		April 1, 2017 As Restated
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(33,215)	$(33,215)	$50,066	$50,066
DENOMINATOR:
Weighted average shares outstanding - Basic	70,467	70,467	70,909	70,909
Stock options		—		23
Time-based restricted stock		—		510
Market-based restricted stock		—		597
Weighted average shares outstanding - Diluted		70,467		72,039
EPS:
Net (loss)/income per share - Basic	$(0.47)	$(0.47)	$0.71	$0.71
Effect of dilutive shares		—		(0.02)
Net (loss)/income per share - Diluted		$(0.47)		$0.69

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 14: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017 As Restated	March 31, 2018	April 1, 2017 As Restated
Income tax expense	4,800	5,151	115,212	7,724
Effective tax rate	11.6%	13.6%	140.5%	13.4%
For the six months ended March 31, 2018, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to the enactment of the Tax Cuts and Jobs Act (the “Act”), foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, foreign tax credit, and the impact of tax holidays.
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
The decrease in tax expense for the three months ended March 31, 2018 of $4.8 million from the tax expense for the three months ended April 1, 2017 of $5.2 million was primarily due to a decrease in the federal statutory tax rate and tax benefits from electing to claim a foreign tax credit reflected in the quarter, partially offset by higher quarter-to-date profits. The increase in tax expense for the six months ended March 31, 2018 of $115.2 million from the tax expense for the six months ended April 1, 2017 of $7.7 million, of which $105.7 million was due to the enactment of the Act and the remaining amount primarily due to higher worldwide profits in the quarter, partially offset by a decrease in the federal statutory tax rate and tax benefits from electing to claim foreign tax credit reflected in the quarter.
The Company's future effective tax rate is affected by the enactment of the Act, by decrease in earnings in countries where it has lower statutory rates or increase in earnings in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
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
At December 30, 2017, the Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Consolidated Condensed Statement of Operations. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized an aggregate net discrete tax provision of $105.7 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $103.2 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of deemed taxes paid. For the period ended March 31, 2018, there have been no other material changes to the provisional tax expense.
The discrete tax provision incorporates assumptions made based upon our current interpretation of the Act, existing laws and regulations, and information available through April 19, 2018. The final impact of the Act may differ significantly from this

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

estimate, due to, among other things, changes in interpretations and assumptions made by the Company as a result of additional information, additional guidance that may be issued by the U.S. Department of the Treasury or any other relevant governing body. The accounting for the tax effects for the Act will be completed by December 22, 2018 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).
In addition, we will record the income tax effects of the global intangible low-taxed income (“GILTI”) as well as all other changes enacted by the Act as incurred for fiscal years beginning after 2018 (our fiscal 2019).
Provisional Amounts
Deferred tax assets and liabilities: We have re-measured our U.S. deferred tax assets and liabilities based on the relevant tax rates at which they are expected to reverse, which is estimated to be at either at the blended tax rate of 24.5% (applicable for fiscal 2018) or 21% (applicable for fiscal 2019 and later). Because we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances and change our estimated deferred tax amounts, we have recorded a provisional amount related to the re-measurement of our deferred tax balance of $2.6 million.
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
In the fourth quarter of fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) APS. As a result of this re-alignment, the Company has aggregated twelve operating segments as of March 31, 2018, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted financial results for the three and six months ended April 1, 2017 based on the revised segment structure. The change in the segments was a result of changes to our organizational structure initiated during the fourth quarter of fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed in fiscal year 2017. As a result of the reorganization, the Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.
The following table reflects operating information by segment for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017 As Restated	March 31, 2018	April 1, 2017 As Restated
Net revenue:
Capital Equipment	$177,132	$161,443	$348,735	$275,717
APS	44,640	38,170	86,728	73,535
Net revenue	221,772	199,613	435,463	349,252
Income from operations:
Capital Equipment	28,863	30,708	58,844	42,854
APS	9,573	5,795	18,751	12,708
Income from operations	$38,436	$36,503	$77,595	$55,562
The following tables reflect capital expenditures, depreciation expense and amortization expense for the three and six months ended March 31, 2018 and April 1, 2017.

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Capital expenditures:
Capital Equipment	$2,044	$10,358	$3,879	$11,484
APS	4,109	5,519	8,531	6,622
	$6,153	$15,877	$12,410	$18,106

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Depreciation expense:
Capital Equipment	$1,887	$1,484	$3,675	$3,061
APS	835	826	1,572	1,670
	$2,722	$2,310	$5,247	$4,731

Amortization expense:
Capital Equipment	$1,092	$593	$2,135	$1,187
APS	930	928	1,830	1,857
	$2,022	$1,521	$3,965	$3,044

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
The following table reflects the reserve for warranty activity for the three and six months ended March 31, 2018 and April 1, 2017 has been adjusted for the restatement described in Note 2, "Restatement of Consolidated Financial Statements":

	Three months ended		Six months ended
(in thousands)	March 31, 2018	April 1, 2017 As Restated	March 31, 2018	April 1, 2017 As Restated
Reserve for warranty, beginning of period (As Restated)	$13,692	$12,832	$13,796	$12,544
Provision for warranty	3,220	3,127	6,180	5,728
Utilization of reserve	(2,715)	(2,670)	(5,779)	(4,983)
Reserve for warranty, end of period	$14,197	$13,289	$14,197	$13,289
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of March 31, 2018:

		Payments due by fiscal year
(in thousands)	Total	2018	2019	2020	2021	thereafter
Inventory purchase obligation (1)	$180,447	$180,447	$—	$—	$—	$—
Operating lease obligations (2)	18,601	1,737	3,178	2,839	1,930	8,917
Total	$199,048	$182,184	$3,178	$2,839	$1,930	$8,917

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property,

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of March 31, 2018, we recorded a financing obligation related to the Building of $17.0 million (see Note 11 above). The financing obligation is not reflected in the table above.
Concentrations
There is no significant customer that represents 10% or more of our net revenue for the six months ended March 31, 2018 and April 1, 2017.

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 31, 2018 and April 1, 2017:

	As of
	March 31, 2018	April 1, 2017
Super Power International Ltd (1)	17.9%	10.6%
Siliconware Precision Industries Ltd.	14.5%	*
Haoseng Industrial Company Limited (1)	10.8%	11.8%
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 17: SUBSEQUENT EVENTS
On May 3, 2018, the Company entered into foreign exchange forward contracts with notional amount of $10.9 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature.
On April 10, 2018, the unauthorized payment of $5.8 million, as discussed in Note 2 of Item 1, was recovered in full by the Company and recorded as other receivables as at March 31, 2018.

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
In fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) Aftermarket Products and Services ("APS"). As a result of this re-alignment, the Company has aggregated twelve operating segments as of March 31, 2018, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted reportable segment information to reflect the current segment structure and conform to the current period presentation. The change in the segments was a result of changes to our organizational structure initiated during fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed in fiscal year 2017. As a result of the reorganization, the Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of March 31, 2018, our total cash, cash equivalents, restricted cash and short-term investments were $628.7 million, a $19.7 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Products and Services
The following tables reflect net revenue by business segment for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended
	March 31, 2018		April 1, 2017
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$177,132	79.9%	$161,443	80.9%
APS	44,640	20.1%	38,170	19.1%
	$221,772	100.0%	$199,613	100.0%

	Six months ended
	March 31, 2018		April 1, 2017
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$348,735	80.1%	$275,717	78.9%
APS	86,728	19.9%	73,535	21.1%
	$435,463	100.0%	$349,252	100.0%

Capital Equipment Segment
In our Capital Equipment segment, we manufacture and sell a line of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

Our principal Capital Equipment segment products include:

Business Line	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	Bonder for low-to-medium pin count applications

	ConnXPS LED PLUS (2) (3) (4)	LED applications

	ConnXPS ELITE (2) (3) (4)	Bonder for discrete and low pin count applications

	RAPID Pro (2) (3) (4)	Wire applications demanding real-time monitoring and diagnostics

	OptoLux	LED applications

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS HLx	Smaller power packages using either aluminum wire or PowerRibbon® requiring wide leadframe processing

	Asterion	Power hybrid and automotive modules with extended area using heavy and thin aluminum

	Asterion EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	AT Premier PLUS	Advanced wafer level bonding application

	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, HA FC and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	APAMA DA	High performance and productivity die attach bonder for single or stack die bonding

	LITEQ 500A	Lithographic stepper for the formation of redistribution layer ("RDL") in FOWLP, fan-in wafer level packaging ("FIWLP") and flip chip ("FC")

	LITEQ 500B	Lithographic stepper for the formation of RDL in FOWLP, FIWLP and FC with higher throughput

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules
(1) Power Series (“PS”)
(2) Standard version
(3) Large area version
(4) Extended large area version

Business Line	Product Name (1)	Typical Served Market

Electronics Assembly	iX Series	Advanced Surface Mount Technology ("SMT") applications requiring extremely high output of passive and active components

	iFlex Series	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu PLUS series: high-performance copper wire ball bonders for advanced wafer nodes.

•	The IConnPS MEM PLUS series: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED PLUS and Optolux: ball bonders targeted specifically at the fast growing LED market.

•	ConnXPS ELITE: ball bonders for discrete and low pin count applications.

•	RAPID Pro: ball bonders for applications demanding real-time monitoring and diagnostics.
Our ball bonders are capable of performing very fine pitch bonding, as well as creating the complex loop shapes needed in the assembly of advanced semiconductor packages and bonding on the latest silicon. Most of our installed base of gold wire bonders can also be retrofitted for copper applications through kits we sell separately.
We also offer an integrated CIS line solution utilizing our ball bonders and APAMA DA. The CIS line is an integrated line solution combining our ball bonders and APAMA DA into a single line along with an oven and buffer. It provides a complete solution to CMOS Image Sensor manufacturers where the sensors can be attached and wire-bonded onto substrates on the same line before final lens assembly.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017 As Restated	$ Change	% Change
Net revenue	$221,772	$199,613	$22,159	11.1%
Cost of sales	122,325	107,350	14,975	13.9%
Gross profit	99,447	92,263	7,184	7.8%
Selling, general and administrative	32,354	30,740	1,614	5.3%
Research and development	28,657	25,020	3,637	14.5%
Operating expenses	61,011	55,760	5,251	9.4%
Income from operations	$38,436	$36,503	$1,933	5.3%

	Six months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017 As Restated	$ Change	% Change
Net revenue	$435,463	$349,252	$86,211	24.7%
Cost of sales	238,814	188,562	50,252	26.7%
Gross profit	196,649	160,690	35,959	22.4%
Selling, general and administrative	60,147	58,603	1,544	2.6%
Research and development	58,907	46,525	12,382	26.6%
Operating expenses	119,054	105,128	13,926	13.2%
Income from operations	$77,595	$55,562	$22,033	39.7%
Our net revenues for the three and six months ended March 31, 2018 increased as compared to our net revenues for the three and six months ended April 1, 2017. The increase in net revenue was primarily due to higher volume as a result of higher demand from our customers, particularly in our Capital Equipment segment, due to growing market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 96.0% and 90.5% of our net revenue for the three months ended March 31, 2018 and April 1, 2017, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 45.5% and 44.0% of our net revenue for the three months ended March 31, 2018 and April 1, 2017, respectively, was for shipments to customers located in China.
Likewise, approximately 90.0% and 91.5% of our net revenue for the six months ended March 31, 2018 and April 1, 2017, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 42.9% of our net revenue for the six months ended March 31, 2018 and April 1, 2017, respectively, was for shipments to customers located in China.

The following tables reflect net revenue by business segment for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017	$ Change	% Change
Capital Equipment	$177,132	$161,443	$15,689	9.7%
APS	44,640	38,170	6,470	17.0%
Total net revenue	$221,772	$199,613	$22,159	11.1%

	Six months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017	$ Change	% Change
Capital Equipment	$348,735	$275,717	$73,018	26.5%
APS	86,728	73,535	13,193	17.9%
Total net revenue	$435,463	$349,252	$86,211	24.7%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three and six months ended March 31, 2018 and April 1, 2017:

	March 31, 2018 vs. April 1, 2017
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Capital Equipment	$(7,002)	$22,691	$15,689	$(7,693)	$80,711	$73,018
For the three and six months ended March 31, 2018, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The higher sales volume was partially offset by unfavorable price variance due to competition in the LED and IC markets.
APS
The following table reflects the components of APS net revenue change between the three and six months ended March 31, 2018 and April 1, 2017:

	March 31, 2018 vs. April 1, 2017
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
APS	$(173)	$6,643	$6,470	$(299)	$13,492	$13,193
For the three and six months ended March 31, 2018, the higher APS net revenue as compared to prior year period was primarily due to higher contribution from sales of capillaries, spares and wedge bonder consumables.

Gross Profit
The following tables reflect gross profit by reportable segment for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017 As Restated	$ Change	% Change
Capital Equipment	$74,727	$70,204	$4,523	6.4%
APS	24,720	22,059	2,661	12.1%
Total gross profit	$99,447	$92,263	$7,184	7.8%

	Six months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017 As Restated	$ Change	% Change
Capital Equipment	$149,311	$118,220	$31,091	26.3%
APS	47,338	42,470	4,868	11.5%
Total gross profit	$196,649	$160,690	$35,959	22.4%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Basis Point
	March 31, 2018	April 1, 2017 As Restated	Change
Capital Equipment	42.2%	43.5%	(130)
APS	55.4%	57.8%	(240)
Total gross margin	44.8%	46.2%	(140)

	Six months ended		Basis Point
	March 31, 2018	April 1, 2017 As Restated	Change
Capital Equipment	42.8%	42.9%	(10)
APS	54.6%	57.8%	(320)
Total gross margin	45.2%	46.0%	(80)
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three and six months ended March 31, 2018 and April 1, 2017:

	March 31, 2018 vs. April 1, 2017 As Restated
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Capital Equipment	$(7,002)	$1,854	$9,671	$4,523	$(7,693)	$1,441	$37,343	$31,091
For the three and six months ended March 31, 2018, the higher Capital Equipment gross profit as compared to the prior year period was primarily due to higher volume and lower cost. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The lower cost was primarily due to favorable product mix. The higher sales volume and lower cost were partially offset by unfavorable price variance due to competition in LED and IC markets.

APS
The following table reflects the components of APS gross profit change between the three and six months ended March 31, 2018 and April 1, 2017:

	March 31, 2018 vs. April 1, 2017
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
APS	$(172)	$86	$2,747	$2,661	$(299)	$529	$4,638	$4,868
For the three and six months ended March 31, 2018, the higher APS gross profit as compared to prior year period was primarily due to higher contribution from sales of capillaries, spares and wedge bonder consumables.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Basis point
	March 31, 2018	April 1, 2017 As Restated	change
Selling, general & administrative	14.6%	15.4%	(80)
Research & development	12.9%	12.5%	40
Total	27.5%	27.9%	(40)

	Six months ended		Basis point
	March 31, 2018	April 1, 2017 As Restated	change
Selling, general & administrative	13.8%	16.8%	(300)
Research & development	13.5%	13.3%	20
Total	27.3%	30.1%	(280)
Selling, General and Administrative (“SG&A”)
For the three months ended March 31, 2018, higher SG&A expenses as compared to prior year period was primarily due to the inclusion of $1.1 million from the recently acquired Lithography business, $0.9 million lower net gain on disposal of fixed assets, $0.7 million higher professional fees due to internal investigation (see Note 2 of Item 1 for details) and $0.5 million of net provision of doubtful debt. These were partially offset by $1.4 million lower net unfavorable variance in foreign exchange.
For the six months ended March 31, 2018, higher SG&A expenses as compared to prior year period was primarily due to the inclusion of $2.0 million from the recently acquired Lithography business, $1.2 million severance payments, $0.9 million lower net gain on disposal of fixed assets and $0.9 million of net provision of doubtful debt, $0.8 million recovery of insurance claims in prior period and $0.7 million higher professional fees due to internal investigation (see Note 2 of Item 1 for details). These were partially offset by $4.7 million lower staff costs.
Research and Development (“R&D”)
For the three and six months ended March 31, 2018, higher R&D expenses as compared to prior year period was primarily due to higher staff costs, higher investment in the development of Advanced Packaging products and inclusion of R&D expenses from the recently acquired Lithography business.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017	$ Change	% Change
Interest income	$2,986	$1,579	$1,407	89.1%
Interest expense	$(270)	$(261)	$(9)	3.4%

	Six months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017	$ Change	% Change
Interest income	$4,961	$2,751	$2,210	80.3%
Interest expense	$(536)	$(523)	$(13)	2.5%
For the three and six months ended March 31, 2018, interest income was higher as compared to prior year period. This was primarily due to higher interest rates and a larger average cash, cash equivalents and short-term investments balance.
Interest expense for the three and six months ended March 31, 2018 and April 1, 2017 was attributable to the interest on financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 11 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 31, 2018 and April 1, 2017:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 31, 2018	April 1, 2017 As Restated	March 31, 2018	April 1, 2017 As Restated
Income tax expense	$4,800	$5,151	$115,212	$7,724
Effective tax rate	11.6%	13.6%	140.5%	13.4%
Please refer to Note 14 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and six months ended March 31, 2018 and April 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of March 31, 2018 and September 30, 2017:

	As of
(dollar amounts in thousands)	March 31, 2018	September 30, 2017	Change
Cash and cash equivalents	$340,151	$392,410	$(52,259)
Restricted cash	535	530	5
Short-term investments	288,000	216,000	72,000
Total cash, cash equivalents, restricted cash and short-term investments	$628,686	$608,940	$19,746
Percentage of total assets	52.2%	52.0%
The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the six months ended March 31, 2018 and April 1, 2017:

	Six months ended
(in thousands)	March 31, 2018	April 1, 2017 As Restated
Net cash provided by operating activities	$57,073	$42,978
Net cash used in investing activities	(83,456)	(32,399)
Net cash used in financing activities	(24,241)	(643)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,630)	1,360
Changes in cash, cash equivalents and restricted cash	$(52,254)	$11,296
Cash, cash equivalents and restricted cash, beginning of period	392,940	423,907
Cash, cash equivalents and restricted cash, end of period	$340,686	$435,203
Six months ended March 31, 2018
Net cash provided by operating activities was primarily due to the combination of non-cash adjustments to net income of $46.5 million, increase in net change in operating assets and liabilities of $43.8 million and net loss of $(33.2) million. The increase in net change in operating assets and liabilities was primarily driven by an increase in income tax payable of $79.9 million. This was partially offset by an increase in accounts and notes receivable of $26.3 million and a decrease in accounts payable, accrued expenses and other current liabilities of $9.8 million.
The increase in income tax payable was mainly due to additional tax payable on the repatriation of foreign earnings subsequent to the enactment of the Tax Cuts and Jobs Act. The increase in accounts receivables was due to higher sales in the second quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017 as well as timing of collections. The lower accounts payable, accrued expenses and other current liabilities was primarily due to lower accruals on incentive compensation and other bonuses.
Net cash used in investing activities was due to purchases of short-term investments of $325.0 million, and capital expenditures of $11.7 million. This was offset by the proceeds from the maturity of short-term investments of $253.0 million.
Net cash used in financing activities was primarily due to repurchase of common stock of $24.0 million.
Six months ended April 1, 2017 (As Restated)
Net cash provided by operating activities was primarily due to the combination of net income of $50.1 million, non-cash adjustments of $17.5 million and working capital changes of $(24.6) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $39.1 million, an increase in inventories of $17.6 million, and a decrease in income taxes payable of $3.8 million. This was partially offset by corresponding increases in accounts payable, accrued expenses and other current liabilities of $35.3 million.
The increase in accounts receivable was due to higher sales in the second quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016. The higher activity in the second quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016 resulted in an increase in accounts payable and an increase in inventories.
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
Fiscal 2018 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2018 capital expenditures to be between $20.0 million and $24.0 million, of which approximately $11.7 million has been incurred through the second quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of March 31, 2018 and September 30, 2017, approximately $510.4 million and $565.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Act, signed into law on December 22, 2017, the cash amounts as of March 31, 2018 are expected to be available for use in the U.S. without incurring additional U.S. income tax. Please refer to Note 14 of Item 1 for more details regarding the impact of the Act on our income taxes.
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 31, 2018, the Company repurchased a total of 0.9 million and 1.0 million shares of common stock at a cost of $21.5 million and $24.8 million under the Program, respectively. As of March 31, 2018, our remaining stock repurchase authorization under the Program was approximately $64.0 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 31, 2018 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of March 31, 2018, the Company had deferred tax liabilities of $27.8 million and long-term tax payable of $6.3 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.7 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of March 31, 2018:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$180,447	$180,447	$—	$—	$—
Operating lease obligations (2)	18,601	3,402	5,388	3,522	6,289
Long-term tax payable (3) (reflected on our Balance Sheets)	77,355	6,215	11,816	12,489	46,835
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,505	174	332	—	999
Total	$277,908	$190,238	$17,536	$16,011	$54,123

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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

In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of March 31, 2018, we recorded a financing obligation of $17.0 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the Act. (Refer to Note 14 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 31, 2018, the outstanding amount is $3.5 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. Upon expiration on March 20, 2018, the 2016 Credit Facility was not renewed.
As of March 31, 2018, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of March 31, 2018, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $39.9 million outstanding as of March 31, 2018. On May 3, 2018, the Company entered into foreign exchange forward contracts with notional amount of $10.9 million.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because of the material weaknesses in our internal control over financial reporting discussed below.
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
There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
At March 31, 2018, the Company has reflected the income tax effects of the Tax Cuts and Jobs Act (the “Act”) for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects of the Act on our existing deferred tax balances and the one-time transition tax. As of March 31, 2018, for these items, we have recognized an aggregate net discrete tax provision of $105.7 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $103.2 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries. We continue to examine the impact of certain provisions of the Act as well as any other guidances and notices that will become applicable in fiscal year 2019 related to base erosion anti-abuse tax (“BEAT”), global intangible low-taxed income (“GILTI”), and other provisions that could adversely affect our effective tax rate in the future. These guidances and notices may have a material impact on the Company. In addition, the IRS has already issued and stated that it intends to continue to issue notices of intent to amend certain regulations and also institute new regulations with respect the Act. These proposed regulations either clarify certain tax positions or provide new regulations. The Company has not taken these notices into account as they are yet to be become final regulations, and may or may not have a material impact on the Company. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Act.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended March 31, 2018 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2017 to January 27, 2018	—	$—	—	$85.5
January 28, 2018 to March 3, 2018	352	$22.34	352	$77.6
March 4, 2018 to March 31, 2018	545	$24.94	545	$64.0
For the three months ended March 31, 2018	897		897
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