Form 10-Q
period 2018-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2018-08-02
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 67,571,990 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 30, 2018

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$362,686	$392,410
Restricted cash	514	530
Short-term investments	258,000	216,000
Accounts and other receivable, net of allowance for doubtful accounts of $675 and $79 respectively	256,694	198,480
Inventories, net	123,293	122,023
Prepaid expenses and other current assets	21,255	23,939
Total current assets	1,022,442	953,382

Property, plant and equipment, net	76,064	67,762
Goodwill	56,649	56,318
Intangible assets, net	55,131	62,316
Deferred income taxes	11,781	27,771
Equity investments	1,358	1,502
Other assets	2,500	2,056
TOTAL ASSETS	$1,225,925	$1,171,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,777	$51,354
Accrued expenses and other current liabilities	106,193	124,847
Income taxes payable	18,608	16,780
Total current liabilities	203,578	192,981

Financing obligation	15,437	16,074
Deferred income taxes	27,316	27,152
Income taxes payable	88,571	6,438
Other liabilities	8,941	8,432
TOTAL LIABILITIES	$343,843	$251,077

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 84,601 and 83,953, respectively; outstanding 68,006 and 70,197 shares, respectively	516,208	506,515
Treasury stock, at cost, 16,595 and 13,756 shares, respectively	(224,938)	(157,604)
Retained earnings	591,951	569,080
Accumulated other comprehensive (loss) / income	(1,139)	2,039
TOTAL SHAREHOLDERS' EQUITY	$882,082	$920,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,225,925	$1,171,107
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017 As Restated	June 30, 2018	July 1, 2017 As Restated
Net revenue	$268,834	$243,897	$704,297	$593,149
Cost of sales	141,865	129,894	380,679	318,456
Gross profit	126,969	114,003	323,618	274,693
Selling, general and administrative	32,532	37,144	92,679	95,747
Research and development	29,974	25,980	88,881	72,505
Impairment charges	—	35,207	—	35,207
Operating expenses	62,506	98,331	181,560	203,459
Income from operations	64,463	15,672	142,058	71,234
Interest income	3,459	1,751	8,420	4,502
Interest expense	(263)	(264)	(799)	(787)
Income before income taxes	67,659	17,159	149,679	74,949
Income tax expense/(benefit)	7,282	(17,657)	122,494	(9,933)
Share of results of equity-method investee, net of tax	121	7	144	7
Net income	$60,256	$34,809	$27,041	$84,875

Net income per share:
Basic	$0.87	$0.49	$0.39	$1.20
Diluted	$0.86	$0.48	$0.38	$1.18

Cash dividends declared per share	$0.12	$—	$0.12	$—

Weighted average shares outstanding:
Basic	69,125	71,063	70,019	70,960
Diluted	70,302	72,483	71,113	72,169
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017 As Restated	June 30, 2018	July 1, 2017 As Restated
Net income	$60,256	$34,809	$27,041	$84,875
Other comprehensive income:
Foreign currency translation adjustment	(8,409)	2,668	(817)	(775)
Unrecognized actuarial gain/(loss) on pension plan, net of tax	61	(123)	36	(38)
	(8,348)	2,545	(781)	(813)

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(1,542)	542	(513)	70
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(344)	263	(1,884)	1,269
Net (increase)/decrease from derivatives designated as hedging instruments, net of tax	(1,886)	805	(2,397)	1,339

Total other comprehensive (loss)/income	(10,234)	3,350	(3,178)	526

Comprehensive income	$50,022	$38,159	$23,863	$85,401
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	June 30, 2018	July 1, 2017 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,041	$84,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,163	11,739
Impairment charges	—	35,207
Equity-based compensation and employee benefits	8,224	9,470
(Excess tax benefits)/Reversal of excess tax benefits from stock-based compensation	(50)	742
Adjustment for doubtful accounts	675	(134)
Adjustment for inventory valuation	3,419	5,610
Deferred income taxes	21,480	(10,082)
Gain on disposal of property, plant and equipment	(421)	(1,036)
Unrealized foreign currency translation	606	(1,849)
Share of results of equity-method investee	144	7
Changes in operating assets and liabilities:
Accounts and other receivable	(58,949)	(83,619)
Inventory	(5,141)	(46,443)
Prepaid expenses and other current assets	2,702	(9,736)
Accounts payable, accrued expenses and other current liabilities	(1,893)	73,350
Income taxes payable	84,105	(2,639)
Other, net	(2,262)	2,704
Net cash provided by operating activities	93,843	68,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,152)	(22,052)
Proceeds from sales of property, plant and equipment	625	1,352
Purchase of equity investments	—	(1,312)
Purchase of short-term investments	(487,000)	(170,000)
Maturity of short-term investments	445,000	184,000
Net cash used in investing activities	(57,527)	(8,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(526)	(444)
Proceeds from exercise of common stock options	55	403
Repurchase of common stock	(65,334)	(22)
Reversal of excess tax benefits from stock-based compensation	—	(742)
Net cash used in financing activities	(65,805)	(805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(251)	673
Changes in cash, cash equivalents and restricted cash	(29,740)	60,022
Cash, cash equivalents and restricted cash at beginning of period*	392,940	423,907
Cash, cash equivalents and restricted cash at end of period	$363,200	$483,929
* Certain time deposits as at October 1, 2016 have been corrected from cash equivalents to short-term investments for comparative purposes.
CASH PAID FOR:
Interest	$799	$787
Income taxes	$9,500	$8,017
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of June 30, 2018 and September 30, 2017 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and nine months ended June 30, 2018, no "triggering" events occurred.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 12 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
Earnings per Share
Earnings per share (“EPS”) are calculated in accordance with ASC No. 260, Earnings per Share. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS include the weighted average number of common shares and the dilutive effect of stock options, restricted stock awards, performance share units and restricted share units outstanding during the period, when such instruments are dilutive.
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
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this ASU in the first quarter of 2018 on a retrospective basis. As of June 30, 2018 and September 30, 2017, restricted cash was $0.5 million. The adoption of this ASU did not have a material impact on our cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The new guidance will be effective for us in the first quarter of 2019. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. However, the ultimate impact of adopting this ASU will depend on the balance of intellectual property transferred between our subsidiaries as of the adoption date.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2018 and elected to account for forfeitures when they occur, on a modified retrospective basis. The adoption impact on the consolidated balance sheet as of June 30, 2018 was a cumulative adjustment of $1.4 million, decreasing the retained earnings and increasing capital surplus. We also recognized deferred tax assets of $5.4 million with a corresponding increase in retained earnings. The adoption did not have any other material impacts on our financial statements.
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. This ASU will be effective for us beginning in our first quarter of fiscal 2020. The adoption of this ASU will result in an increase in our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting this ASU will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the effects of the adoption of this ASU on our financial statements.
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
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The new standard is effective for annual reporting periods beginning after December 15, 2017. The new standard will be effective for the Company in the first quarter of its fiscal 2019. We have performed an initial evaluation of this ASU and its impact on the financial statements. This included tasks such as identifying contracts, performance obligations and reviewing the applicable revenue streams. We will continue to review the impact of this guidance on revenue related activities, and are monitoring additional changes, modifications, clarifications or interpretations undertaken by the FASB. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. However, the ultimate impact of adopting this ASU will depend on the Company's revenue portfolio as of the adoption date.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: RESTATEMENT OF CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
On May 10, 2018 and May 28, 2018, the Company’s Audit Committee, in consultation with the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal year ended September 30, 2017 and the three months ended December 30, 2017, respectively, could no longer be relied upon. This decision was reached after discussions with the Company’s senior management and outside advisers and as a result, we amended and restated our Form 10-K for fiscal 2017 and our Form 10-Q for the three months ended December 31, 2017.
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
In addition, the Company also identified adjustments that were required to be made to retained earnings, warranty expense and accrual accounts to correct the inappropriate exclusion of the estimated labor costs related to warranty repairs from its historical warranty accounting. While the latter adjustments are not deemed material, the Company has adjusted retained earnings, warranty expense and warranty accrual accounts as part of the restatement. As a result, the Company identified an understatement of warranty accruals relating to fiscal 2014 and prior years of $10.1 million in the aggregate, as the actual labor costs had instead been expensed in the periods incurred.
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
The Company also identified a misstatement in its previously reported consolidated condensed financial statements for the quarterly period ended December 30, 2017, relating to a reduction in the warranty accrual of $5.2 million. This reduction resulted in an understatement of cost of sales and provision for warranty. In addition, the labor costs relating to warranty expenses of $2.4 million were also incorrectly reported in selling, general and administrative expense instead of cost of sales.
In connection with the internal investigation, the Company identified an unauthorized payment that had been initiated by a senior finance employee to an unapproved vendor in the second fiscal quarter of fiscal 2018. The payment was made based on falsified accounting records where two manual journal entries totaling $5.8 million in the aggregate had been recorded in accounts payable and cost of sales. Management determined this to be a misappropriation of the Company's assets. Accordingly, the reported consolidated condensed financial statements for the quarterly period ended December 30, 2017 were restated, because the originally reported accounts payable and cost of sales were each overstated by $5.8 million. The unauthorized payment was subsequently recovered in full.
In addition, we have made related tax expense adjustments for the above matters.
This Quarterly Report on Form 10-Q includes the restated fiscal 2017 comparable prior quarter and year to date periods.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three Months Ended
	July 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	$132,199	$(2,305)	$129,894
Gross profit	111,698	2,305	114,003
Selling, general and administrative	39,047	(1,903)	37,144
Operating expenses	100,234	(1,903)	98,331
Income from operations	11,464	4,208	15,672
Income from operations before income taxes	12,951	4,208	17,159
Income tax (benefit) / expense	(17,867)	210	(17,657)
Net income	$30,811	$3,998	$34,809

Net income per share:
Basic	$0.43	$0.06	$0.49
Diluted	$0.43	$0.06	$0.48

	Nine Months Ended
	July 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Cost of sales	$322,842	$(4,386)	$318,456
Gross profit	270,307	4,386	274,693
Selling, general and administrative	101,245	(5,498)	95,747
Operating expenses	208,957	(5,498)	203,459
Income from operations	61,350	9,884	71,234
Income from operations before income taxes	65,065	9,884	74,949
Income tax (benefit) / expense	(10,377)	444	(9,933)
Net income	$75,435	$9,440	$84,875

Net income per share:
Basic	$1.06	$0.13	$1.20
Diluted	$1.05	$0.13	$1.18

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three Months Ended
	July 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Net income	$30,811	$3,998	$34,809
Comprehensive income	$34,161	$3,998	$38,159

	Nine Months Ended
	July 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
Net income	$75,435	$9,440	$84,875
Comprehensive income	$75,961	$9,440	$85,401

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 1, 2017
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,435	$9,440	$84,875
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(10,526)	444	(10,082)
Accounts payable, accrued expenses and other current liabilities	83,234	(9,884)	73,350
Net cash provided by operating activities	$68,166	$—	$68,166

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
The accrued cost as at June 30, 2018 of these restructuring programs is expected to be paid by fiscal 2019.
The following table is a summary of activity related to these restructuring programs for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended				Nine months ended
	June 30, 2018				June 30, 2018
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Accrued Severance and benefits	$297	$(12)	$(109)	$176	$2,892	$(43)	$(2,673)	$176
Other exit costs	1,260	(54)	—	1,206	1,736	(213)	(317)	1,206
	$1,557	$(66)	$(109)	$1,382	$4,628	$(256)	$(2,990)	$1,382

	Three months ended				Nine months ended
	July 1, 2017				July 1, 2017
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Accrued Severance and benefits	$—	$2,307	$—	$2,307	$37	$2,307	$(37)	$2,307
Other exit costs	2,058	37	(199)	1,896	6,525	37	(4,666)	1,896
	$2,058	$2,344	$(199)	$4,203	$6,562	$2,344	$(4,703)	$4,203

(1)	Included within accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 30, 2018 and September 30, 2017:

	As of
(in thousands)	June 30, 2018	September 30, 2017

Short term investments, available-for-sale(1)	$258,000	$216,000

Inventories, net:
Raw materials and supplies	$59,817	$44,239
Work in process	50,561	40,827
Finished goods	38,914	61,596
	149,292	146,662
Inventory reserves	(25,999)	(24,639)
	$123,293	$122,023
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	52,615	50,910
Leasehold improvements	12,898	9,882
Data processing equipment and software	35,391	34,700
Machinery, equipment, furniture and fixtures	67,087	60,143
Construction in progress	6,893	8,000
	177,066	165,817
Accumulated depreciation	(101,002)	(98,055)
	$76,064	$67,762
Accrued expenses and other current liabilities:
Wages and benefits	$40,215	$47,411
Accrued customer obligations (2)	35,108	52,460
Commissions and professional fees	5,938	8,555
Dividends payable	8,176	—
Deferred rent	1,873	1,930
Severance (3)	976	3,828
Other	13,907	10,663
	$106,193	$124,847

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 30, 2018 and July 1, 2017.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(3)
Includes the restructuring plan discussed in Note 3, severance payable in connection with the November 2017 departure of the Company's Chief Financial Officer of $0.6 million, and other severance payments.

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
The acquisition of Liteq was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. On July 2, 2018, the Company finalized the valuation of the tangible and identifiable intangible assets and liabilities in connection with the acquisition of Liteq and no further adjustment was recorded.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2017 and concluded that no impairment charge was required. During the three and nine months ended June 30, 2018, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.

The following table summarizes the Company's recorded goodwill as of June 30, 2018 and September 30, 2017:

	As of
(in thousands)	June 30, 2018	September 30, 2017
Capital Equipment	$30,237	$29,975
APS	26,412	26,343
	$56,649	$56,318
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of June 30, 2018 and September 30, 2017:

	As of		Average estimated
(dollar amounts in thousands)	June 30, 2018	September 30, 2017	useful lives (in years)
Technology	$90,869	$92,140	7.0 to 15.0
Accumulated amortization	(44,195)	(41,162)
Net technology	$46,674	$50,978

Customer relationships	$36,244	$36,968	5.0 to 6.0
Accumulated amortization	(29,185)	(27,398)
Net customer relationships	$7,059	$9,570

Trade and brand names	$7,396	$7,515	7.0 to 8.0
Accumulated amortization	(5,998)	(5,747)
Net trade and brand name	$1,398	$1,768

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$55,131	$62,316

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of June 30, 2018:

As of
(in thousands)	June 30, 2018
Remaining fiscal 2018	$1,921
Fiscal 2019	7,683
Fiscal 2020	7,683
Fiscal 2021	5,566
Fiscal 2022 and onwards	32,278
Total amortization expense	$55,131

NOTE 7: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of June 30, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$56,865	$—	$—	$56,865
Cash equivalents:
Money market funds (1)	196,844	—	(5)	196,839
Time deposits (2)	89,017	—	—	89,017
Commercial paper (2)	19,965	—	—	19,965
Total cash and cash equivalents	$362,691	$—	$(5)	$362,686
Restricted Cash (2)	514	—	—	514
Total cash, cash equivalents, and restricted cash	$363,205	$—	$(5)	$363,200
Short-term investments (2):
Time deposits	162,000	—	—	162,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$258,000	$—	$—	$258,000
Total cash, cash equivalents, restricted cash and short-term investments	$621,205	$—	$(5)	$621,200

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 30, 2017:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$65,759	$—	$—	$65,759
Cash equivalents (1):
Money market funds	232,069	—	—	232,069
Time deposits	89,087	—	—	89,087
Commercial paper	5,495	—	—	5,495
Total cash and cash equivalents	$392,410	$—	$—	$392,410
Restricted Cash (1)	530			530
Total cash, cash equivalents, and restricted cash	$392,940	$—	$—	$392,940
Short-term investments (1):
Time deposits	120,000	—	—	120,000
Deposits (2)	96,000	—	—	96,000
Total short-term investments	$216,000	$—	$—	$216,000
Total cash, cash equivalents, restricted cash and short-term investments	$608,940	$—	$—	$608,940

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 8: EQUITY INVESTMENTS
Equity investments consisted of the following as of June 30, 2018 and September 30, 2017:

	As of
(in thousands)	June 30, 2018	September 30, 2017
Equity method investment	$1,358	$1,502
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended June 30, 2018.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of June 30, 2018 and September 30, 2017 was as follows:

	As of
(in thousands)	June 30, 2018		September 30, 2017
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$39,967	1,044	$36,404	$1,353
Total derivatives	$39,967	1,044	$36,404	$1,353

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(2)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and July 1, 2017 are as follows:

(in thousands)	Three months ended		Nine months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax(1)	$(1,542)	$542	$(513)	$70
Net gain/(loss) reclassified from accumulated OCI into income, net of tax(2)	$344	$(263)	$1,884	$(1,269)
Net gain recognized in income(3)	$—	$—	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of June 30, 2018, the financing obligation related to the Building is $16.2 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 30, 2018, the outstanding amount is $2.9 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.

NOTE 12: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cash	$408	$390	$1,261	$1,307
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 30, 2018, the Company repurchased a total of 1.8 million and 2.8 million shares of common stock under the Program at a cost of $42.6 million and $67.3 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

recorded against retained earnings. As of June 30, 2018, our remaining stock repurchase authorization under the Program was approximately $21.4 million.
On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program by an additional $100 million.
Dividends
On June 14, 2018, the Board of Directors declared and authorized the initiation of a quarterly dividend of $0.12 per share of common stock. The first dividend payment of $8.2 million was made on July 16, 2018 to holders of record as of June 28, 2018. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Condensed Balance Sheets as of June 30, 2018 and September 30, 2017:

	As of
(in thousands)	June 30, 2018	September 30, 2017
Gain from foreign currency translation adjustments	$1,605	$2,422
Unrecognized actuarial loss on pension plan, net of tax	(1,700)	(1,736)
Unrealized (loss)/gain on hedging	(1,044)	1,353
Accumulated other comprehensive (loss)/income	$(1,139)	$2,039
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of June 30, 2018, 4.7 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

•
In general, stock options and Time-based Restricted Share Units ("Time-based RSUs") awarded to employees vest annually over a three-year period provided the employee remains employed by the Company. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

•
Relative TSR Performance Share Units ("Relative TSR PSUs") entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives that measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

•
Special/Growth Performance Share Units (“Special/Growth PSUs”) entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If revenue growth targets are not met, the Special/Growth PSUs do not vest. Certain Special/Growth PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the Special/Growth PSUs do not vest.

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended June 30, 2018 and July 1, 2017 was based upon awards ultimately expected to vest. Following the early adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in this quarter, forfeitures have been accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(shares in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Time-based RSUs	3	4	452	708
Relative TSR PSUs	1	5	154	386
Special/Growth PSUs	—	—	59	—
Common stock	8	10	25	35
Equity-based compensation in shares	12	19	690	1,129
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales	$126	$97	$384	$344
Selling, general and administrative	2,111	2,179	5,877	7,363
Research and development	656	514	1,963	1,763
Total equity-based compensation expense	$2,893	$2,790	$8,224	$9,470
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Time-based RSUs	$1,662	$1,756	$5,475	$6,289
Relative TSR PSUs	935	838	1,910	2,626
Special/Growth PSUs	101	—	254	—
Common stock	195	196	585	555
Total equity-based compensation expense	$2,893	$2,790	$8,224	$9,470

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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended June 30, 2018 and July 1, 2017:

	Three months ended
(in thousands, except per share data)	June 30, 2018		July 1, 2017 As Restated
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$60,256	$60,256	$34,809	$34,809
DENOMINATOR:
Weighted average shares outstanding - Basic	69,125	69,125	71,063	71,063
Dilutive effect of Equity Plans		1,177		1,420
Weighted average shares outstanding - Diluted		70,302		72,483
EPS:
Net income per share - Basic	$0.87	$0.87	$0.49	$0.49
Effect of dilutive shares		(0.01)		(0.01)
Net income per share - Diluted		$0.86		$0.48

	Nine months ended
(in thousands, except per share data)	June 30, 2018		July 1, 2017 As Restated
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$27,041	$27,041	$84,875	$84,875
DENOMINATOR:
Weighted average shares outstanding - Basic	70,019	70,019	70,960	70,960
Dilutive effect of Equity Plans		1,094		1,209
Weighted average shares outstanding - Diluted		71,113		72,169
EPS:
Net income per share - Basic	$0.39	$0.39	$1.20	$1.20
Effect of dilutive shares		(0.01)		(0.02)
Net income per share - Diluted		$0.38		$1.18

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 14: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017 As Restated	June 30, 2018	July 1, 2017 As Restated
Income tax expense/(benefit)	$7,282	$(17,657)	$122,494	$(9,933)
Effective tax rate	10.8%	(102.9)%	81.9%	(13.3)%
For the nine months ended June 30, 2018, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to the enactment of the Tax Cuts and Jobs Act (the “Act”), foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, the impact of tax holidays, tax benefits from domestic research expenditures, and foreign tax credit.
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
The increase in tax expense for the three months ended June 30, 2018 to $7.3 million from the tax benefit for the three months ended July 1, 2017 of $(17.7) million was primarily due to a discrete tax benefit from electing to claim foreign tax credit reflected in fiscal 2017 and higher quarter-to-date profitability, offset by decrease in the federal statutory tax rate. The increase in tax expense for the nine months ended June 30, 2018 to $122.5 million from the tax benefit for the nine months ended July 1, 2017 of $(9.9) million, of which $105.7 million was due to the enactment of the Act and the remaining amount was primarily due to a discrete tax benefit from electing to claim foreign tax credit reflected in fiscal 2017 and higher year-to-date profitability, partially offset by a decrease in the federal statutory tax rate.
The Company's future effective tax rate would be affected by the enactment of the Act, by decrease in earnings in countries where it has lower statutory rates or increase in earnings in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. The Company recently completed an income tax examination by the Internal Revenue Service which resulted in an insignificant impact to the financial statements. The Company is under income tax examination by tax authorities in certain foreign jurisdictions.
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

At December 30, 2017, the Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized an aggregate net discrete tax provision of $105.7 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $103.2 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of deemed taxes paid. For the period ended June 30, 2018, there have been no other material changes to the provisional tax expense.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The discrete tax provision incorporates assumptions made based upon our current interpretation of the Act, existing laws and regulations, and information available through July 20, 2018. The final impact of the Act may differ significantly from this estimates, due to, among other things, changes in interpretations and assumptions made by the Company as a result of additional information, additional guidance that may be issued by the U.S. Department of the Treasury or any other relevant governing body. The accounting for the tax effects for the Act will be completed by December 22, 2018 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).
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
In the fourth quarter of fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) APS. As a result of this re-alignment, the Company has aggregated twelve operating segments as of June 30, 2018, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted financial results for the three and nine months ended July 1, 2017 based on the revised segment structure. The change in the segments was a result of changes to our organizational structure initiated during the fourth quarter of fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed in fiscal year 2017. As a result of the reorganization, the Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017 As Restated	June 30, 2018	July 1, 2017 As Restated
Net revenue:
Capital Equipment	$229,462	$202,240	$578,197	$477,957
APS	39,372	41,657	126,100	115,192
Net revenue	268,834	243,897	704,297	593,149
Income from operations:
Capital Equipment	57,771	30,982	116,615	73,836
APS	6,692	(15,310)	25,443	(2,602)
Income from operations	$64,463	$15,672	$142,058	$71,234
The following tables reflect capital expenditures, depreciation expense and amortization expense for the three and nine months ended June 30, 2018 and July 1, 2017.

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Capital expenditures:
Capital Equipment	$999	$1,423	$4,878	$12,907
APS	3,072	2,380	11,603	9,002
	$4,071	$3,803	$16,481	$21,909

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Depreciation expense:
Capital Equipment	$1,926	$1,599	$5,601	$4,660
APS	1,063	843	2,635	2,513
	$2,989	$2,442	$8,236	$7,173

Amortization expense:
Capital Equipment	$1,053	$594	$3,188	$1,782
APS	909	927	2,739	2,784
	$1,962	$1,521	$5,927	$4,566

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for warranty activity for the three and nine months ended June 30, 2018 and July 1, 2017. The prior year periods have been adjusted for the restatement described in Note 2, "Restatement of Consolidated Financial Statements":

	Three months ended		Nine months ended
(in thousands)	June 30, 2018	July 1, 2017 As Restated	June 30, 2018	July 1, 2017 As Restated
Reserve for warranty, beginning of period (As Restated)	$14,197	$13,289	$13,796	$12,544
Provision for warranty	3,204	3,121	9,384	8,849
Utilization of reserve	(3,027)	(2,570)	(8,806)	(7,553)
Reserve for warranty, end of period	$14,374	$13,840	$14,374	$13,840
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of June 30, 2018:

		Payments due by fiscal year
(in thousands)	Total	2018	2019	2020	2021	thereafter
Inventory purchase obligation (1)	$149,414	$149,414	$—	$—	$—	$—
Operating lease obligations (2)	18,968	856	3,623	3,190	2,201	9,098
Total	$168,382	$150,270	$3,623	$3,190	$2,201	$9,098

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of June 30, 2018, we recorded a financing obligation related to the Building of $16.2 million (see Note 11 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended June 30, 2018 and July 1, 2017.

	Nine months ended
	June 30, 2018	July 1, 2017
Haoseng Industrial Company Limited (1)	12.8%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 30, 2018 and July 1, 2017:

	As of
	June 30, 2018	July 1, 2017
Haoseng Industrial Company Limited (1)	27.6%	21.8%
Super Power International Ltd (1)	13.0%	10.3%
Siliconware Precision Industries Ltd.	*	13.4%
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
In fiscal 2017, we reorganized our reporting structure into two reportable segments consisting of: (i) Capital Equipment; and (ii) Aftermarket Products and Services ("APS"). As a result of this re-alignment, the Company has aggregated twelve operating segments as of June 30, 2018, with six operating segments within the Capital Equipment reportable segment and six operating segments in the APS reportable segment. Subsequently, we have recasted reportable segment information to reflect the current segment structure and conform to the current period presentation. The change in the segments was a result of changes to our organizational structure initiated during fiscal 2017 to streamline business operations to improve profitability and competitiveness and reflects a change in the manner in which our chief operating decision maker reviews information to assess our performance and make decisions about resource allocation. As part of these actions, we transitioned to a new internal management structure whereby the operating management responsible for tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”) and power modules, services, spares, maintenance, repair and upgrading operating segments was brought under common leadership in the APS segment. The restructuring actions were completed in fiscal year 2017. As a result of the reorganization, the Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of June 30, 2018, our total cash, cash equivalents, restricted cash and short-term investments were $621.2 million, a $12.3 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Products and Services
The following tables reflect net revenue by business segment for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended
	June 30, 2018		July 1, 2017
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$229,462	85.4%	$202,240	82.9%
APS	39,372	14.6%	41,657	17.1%
	$268,834	100.0%	$243,897	100.0%

	Nine months ended
	June 30, 2018		July 1, 2017
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$578,197	82.1%	$477,957	80.6%
APS	126,100	17.9%	115,192	19.4%
	$704,297	100.0%	$593,149	100.0%

Capital Equipment Segment
In our Capital Equipment segment, we manufacture and sell a line of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

Our principal Capital Equipment segment products include:

Business Line	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	Bonder for low-to-medium pin count applications

	ConnXPS LED PLUS (2) (3) (4)	LED applications

	ConnXPS ELITE (2) (3) (4)	Bonder for discrete and low pin count applications

	RAPID Pro (2) (3) (4)	Wire applications demanding real-time monitoring and diagnostics

	OptoLux	LED applications

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL PowerFusionPS HL PowerFusionPS HLx	Power semiconductors using either aluminum wire or PowerRibbon®

	Asterion	Power hybrid and automotive modules with extended area using heavy and thin aluminum

	Asterion EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	AT Premier PLUS	Advanced wafer level bonding application

	APAMA C2S	Thermo-compression for chip-to-substrate and chip-to-chip bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	APAMA DA	High performance and productivity die attach bonder for single or stack die bonding

	LITEQ 500A LITEQ 500B	Lithographic stepper for the formation of redistribution layer ("RDL") in FOWLP, fan-in wafer level packaging ("FIWLP") and flip chip ("FC")

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules

	Katalyst	High performance and high accuracy flip chip bonder
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
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy thermo-compression bonding ("TCB") applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
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
Our Katalyst™ high performance and high accuracy flip chip bonder delivers solutions with a focus on productivity, accuracy and speed, advanced capabilities, and ease of use.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017 As Restated	$ Change	% Change
Net revenue	$268,834	$243,897	$24,937	10.2%
Cost of sales	141,865	129,894	11,971	9.2%
Gross profit	126,969	114,003	12,966	11.4%
Selling, general and administrative	32,532	37,144	(4,612)	(12.4)%
Research and development	29,974	25,980	3,994	15.4%
Impairment charges	—	35,207	(35,207)	N/A
Operating expenses	62,506	98,331	(35,825)	(36.4)%
Income from operations	$64,463	$15,672	$48,791	311.3%

	Nine months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017 As Restated	$ Change	% Change
Net revenue	$704,297	$593,149	$111,148	18.7%
Cost of sales	380,679	318,456	62,223	19.5%
Gross profit	323,618	274,693	48,925	17.8%
Selling, general and administrative	92,679	95,747	(3,068)	(3.2)%
Research and development	88,881	72,505	16,376	22.6%
Impairment charges	—	35,207	(35,207)	N/A
Operating expenses	181,560	203,459	(21,899)	(10.8)%
Income from operations	$142,058	$71,234	$70,824	99.4%
Our net revenues for the three and nine months ended June 30, 2018 increased as compared to our net revenues for the three and nine months ended July 1, 2017. The increase in net revenue was primarily due to higher volume as a result of higher demand from our customers, particularly in our Capital Equipment segment, due to growing market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 94.2% and 92.4% of our net revenue for the three months ended June 30, 2018 and July 1, 2017, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 49.9% and 38.8% of our net revenue for the three months ended June 30, 2018 and July 1, 2017, respectively, was for shipments to customers located in China.
Likewise, approximately 91.6% and 91.9% of our net revenue for the nine months ended June 30, 2018 and July 1, 2017, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 45.6% and 41.2% of our net revenue for the nine months ended June 30, 2018 and July 1, 2017, respectively, was for shipments to customers located in China.

The following tables reflect net revenue by business segment for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017	$ Change	% Change
Capital Equipment	$229,462	$202,240	$27,222	13.5%
APS	39,372	41,657	(2,285)	(5.5)%
Total net revenue	$268,834	$243,897	$24,937	10.2%

	Nine months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017	$ Change	% Change
Capital Equipment	$578,197	$477,957	$100,240	21.0%
APS	126,100	115,192	10,908	9.5%
Total net revenue	$704,297	$593,149	$111,148	18.7%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three and nine months ended June 30, 2018 and July 1, 2017:

	June 30, 2018 vs. July 1, 2017
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Capital Equipment	$(11,797)	$39,019	$27,222	$(15,095)	$115,335	$100,240
For the three and nine months ended June 30, 2018, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The higher sales volume was partially offset by unfavorable price variance primarily due to competition in the IC and LED markets.
APS
The following table reflects the components of APS net revenue change between the three and nine months ended June 30, 2018 and July 1, 2017:

	June 30, 2018 vs. July 1, 2017
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
APS	$(450)	$(1,835)	$(2,285)	$(694)	$11,602	$10,908
For the three months ended June 30, 2018, the lower APS net revenue as compared to prior year period was primarily due to lower volume from EA/APMR Aftermarket.
For the nine months ended June 30, 2018, the higher APS net revenue as compared to prior year period was primarily due to higher contribution from sales of capillaries, spares and wedge bonder consumables.

Gross Profit
The following tables reflect gross profit by reportable segment for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017 As Restated	$ Change	% Change
Capital Equipment	$104,847	$91,053	$13,794	15.1%
APS	22,122	22,950	(828)	(3.6)%
Total gross profit	$126,969	$114,003	$12,966	11.4%

	Nine months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017 As Restated	$ Change	% Change
Capital Equipment	$254,158	$209,273	$44,885	21.4%
APS	69,460	65,420	4,040	6.2%
Total gross profit	$323,618	$274,693	$48,925	17.8%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Basis Point
	June 30, 2018	July 1, 2017 As Restated	Change
Capital Equipment	45.7%	45.0%	70
APS	56.2%	55.1%	110
Total gross margin	47.2%	46.7%	50

	Nine months ended		Basis Point
	June 30, 2018	July 1, 2017 As Restated	Change
Capital Equipment	44.0%	43.8%	20
APS	55.1%	56.8%	(170)
Total gross margin	45.9%	46.3%	(40)
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three and nine months ended June 30, 2018 and July 1, 2017:

	June 30, 2018 vs. July 1, 2017 As Restated
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Capital Equipment	$(11,797)	$6,589	$19,002	$13,794	$(15,095)	$6,878	$53,102	$44,885
For the three and nine months ended June 30, 2018, the higher Capital Equipment gross profit as compared to the prior year period was primarily due to higher volume and lower cost. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The lower cost was primarily due to favorable product mix and cost efficiency. The higher sales volume and lower cost were partially offset by unfavorable price variance primarily due to competition in IC and LED markets.

APS
The following table reflects the components of APS gross profit change between the three and nine months ended June 30, 2018 and July 1, 2017:

	June 30, 2018 vs. July 1, 2017
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
APS	$(450)	$(63)	$(315)	$(828)	$(694)	$471	$4,263	$4,040
For the three months ended June 30, 2018, the lower APS gross profit as compared to prior year period was primarily due to price reduction in tools and lower volume from EA/APMR Aftermarket.
For the nine months ended June 30, 2018, the higher APS gross profit as compared to prior year period was primarily due to higher contribution from sales of capillaries, spares and wedge bonder consumables.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Basis point
	June 30, 2018	July 1, 2017 As Restated	change
Selling, general & administrative	12.1%	15.2%	(310)
Research & development	11.1%	10.7%	40
Impairment charges	—%	14.4%	(1,440)
Total	23.2%	40.3%	(1,710)

	Nine months ended		Basis point
	June 30, 2018	July 1, 2017 As Restated	change
Selling, general & administrative	13.2%	16.1%	(290)
Research & development	12.6%	12.2%	40
Impairment charges	—%	5.9%	(590)
Total	25.8%	34.2%	(840)
Selling, General and Administrative (“SG&A”)
For the three months ended June 30, 2018, lower SG&A expenses as compared to prior year period was primarily due to $2.1 million severance and restructuring expense in the prior period, $1.8 million net favorable variance in foreign exchange and $1.8 million lower professional fees. These were partially offset by inclusion of $1.1 million of expenses related to the recently acquired Lithography business.
For the nine months ended June 30, 2018, lower SG&A expenses as compared to prior year period was primarily due to $6.1 million lower staff costs and $2.1 million net favorable variance in foreign exchange. These were partially offset by inclusion of $3.1 million of expenses related to the recently acquired Lithography business, $0.8 million of net provision of doubtful debt, $0.8 million recovery of insurance claims in the previous period and $0.6 million lower net gain on disposal of fixed assets.
Research and Development (“R&D”)
For the three and nine months ended June 30, 2018, higher R&D expenses as compared to the prior year periods were primarily due to higher staff costs, higher investment in the development of Advanced Packaging products and inclusion of R&D expenses related to the recently acquired Lithography business.
Impairment Charges
During the three and nine months ended July 1, 2017, the Company recognized a non-cash impairment charge related to goodwill in the Electronics Assembly/Hybrid (former Assembléon) reporting unit.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017	$ Change	% Change
Interest income	$3,459	$1,751	$1,708	97.5%
Interest expense	$(263)	$(264)	$1	(0.4)%

	Nine months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017	$ Change	% Change
Interest income	$8,420	$4,502	$3,918	87.0%
Interest expense	$(799)	$(787)	$(12)	1.5%
For the three and nine months ended June 30, 2018, interest income was higher as compared to prior year periods. This was primarily due to higher interest rates and a larger average cash, cash equivalents and short-term investments balance.
Interest expense for the three and nine months ended June 30, 2018 and July 1, 2017 was attributable to the interest on financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 11 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 30, 2018 and July 1, 2017:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 30, 2018	July 1, 2017 As Restated	June 30, 2018	July 1, 2017 As Restated
Income tax expense/(benefit)	$7,282	$(17,657)	$122,494	$(9,933)
Effective tax rate	10.8%	(102.9)%	81.9%	(13.3)%
Please refer to Note 14 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and nine months ended June 30, 2018 and July 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of June 30, 2018 and September 30, 2017:

	As of
(dollar amounts in thousands)	June 30, 2018	September 30, 2017	Change
Cash and cash equivalents	$362,686	$392,410	$(29,724)
Restricted cash	514	530	(16)
Short-term investments	258,000	216,000	42,000
Total cash, cash equivalents, restricted cash and short-term investments	$621,200	$608,940	$12,260
Percentage of total assets	50.7%	52.0%
The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the nine months ended June 30, 2018 and July 1, 2017:

	Nine months ended
(in thousands)	June 30, 2018	July 1, 2017 As Restated
Net cash provided by operating activities	$93,843	$68,166
Net cash used in investing activities	(57,527)	(8,012)
Net cash used in financing activities	(65,805)	(805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(251)	673
Changes in cash, cash equivalents and restricted cash	$(29,740)	$60,022
Cash, cash equivalents and restricted cash, beginning of period	392,940	423,907
Cash, cash equivalents and restricted cash, end of period	$363,200	$483,929
Nine months ended June 30, 2018
Net cash provided by operating activities was primarily due to the combination of non-cash adjustments to net income of $48.2 million, increase in net change in operating assets and liabilities of $18.6 million and net income of $27.0 million. The increase in net change in operating assets and liabilities was primarily driven by an increase in income tax payable of $84.1 million. This was partially offset by an increase in accounts and notes receivable of $58.9 million, increase in inventory of $5.1 million, and a decrease in accounts payable, accrued expenses and other current liabilities of $1.9 million.
The increase in income tax payable was mainly due to additional tax payable on the repatriation of foreign earnings subsequent to the enactment of the Tax Cuts and Jobs Act (the "Act"). The increase in accounts receivables was due to higher sales in the third quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017 as well as timing of collections. The increase in net inventories was primarily due to variations in the timing of our customer orders.
Net cash used in investing activities was due to purchases of short-term investments of $487.0 million, and capital expenditures of $16.2 million. This was offset by the proceeds from the maturity of short-term investments of $445.0 million.
Net cash used in financing activities was primarily due to common stock repurchases of $65.3 million.
Nine months ended July 1, 2017 (As Restated)
Net cash provided by operating activities was primarily due to the combination of net income of $84.9 million, non-cash adjustments of $49.7 million and working capital changes of $(66.4) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $83.6 million, an increase in inventories of $46.4 million, and an increase in prepaid expenses and other current assets of $9.7 million, all related to the overall increase in sales. This was partially offset by a corresponding increase in accounts payable, accrued expenses and other current liabilities of $73.4 million, also primarily related to the increased sales.
Net cash used in investing activities was due to purchases of short-term investments of $170.0 million, capital expenditures of $22.1 million and an equity investment of $1.3 million. This was offset by the proceeds from the maturity of short-term investments of $184.0 million and the proceeds from sales of property, plant and equipment of $1.4 million.
Net cash used in financing activities relates to the reversal of excess tax benefits of $0.7 million.
Fiscal 2018 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2018 capital expenditures to be between $18.0 million and $20.0 million, of which approximately $16.2 million has been incurred through the third quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of June 30, 2018 and September 30, 2017, approximately $531.3 million and $565.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Act, signed into law on December 22, 2017, the cash amounts as of June 30, 2018 are expected to be available for use in the U.S. without incurring additional U.S. income tax. Please refer to Note 14 of Item 1 for more details regarding the impact of the Act on our income taxes.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 30, 2018, the Company repurchased a total of 1.8 million and 2.8 million shares of common stock under the Program at a cost of $42.6 million and $67.3 million, respectively. As of June 30, 2018, our remaining stock repurchase authorization under the Program was approximately $21.4 million.
On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program by an additional $100 million.
Dividends
On June 14, 2018, the Board of Directors declared and authorized the initiation of a quarterly dividend of $0.12 per share of common stock. The first dividend payment of $8.2 million was made on July 16, 2018 to holders of record as of June 28, 2018. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 30, 2018 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of June 30, 2018, the Company had deferred tax liabilities of $27.3 million and long-term tax payable of $6.0 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.4 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of June 30, 2018:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$149,414	$149,414	$—	$—	$—
Operating lease obligations (2)	18,968	3,635	5,758	3,708	5,867
Long-term tax payable (3) (reflected on our Balance Sheets)	82,576	6,563	13,384	13,185	49,444
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,509	118	366	—	1,025
Total	$252,467	$159,730	$19,508	$16,893	$56,336

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of June 30, 2018, we recorded a financing obligation of $16.2 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the Act. (Refer to Note 14 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 30, 2018, the outstanding amount is $2.9 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
As of June 30, 2018, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of June 30, 2018, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $40.0 million outstanding as of June 30, 2018.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because of the material weaknesses in our internal control over financial reporting discussed below.
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
We identified the following two control deficiencies that each constitute a material weakness:
(i) Material weakness related to manual journal entries
We did not maintain effective controls over the recording and review of manual journal entries related to our warranty accrual and accounts payable. Specifically, effective control over the review of journal entries was not maintained as a result of management override of journal entries of the accrual for warranty and accounts payable. The management overrides of controls were identified during an internal investigation, which was concluded in May 2018, related to an unauthorized disbursement by a senior finance employee that was discovered after the end of the second fiscal quarter of 2018. We determined that manual journal entries initiated by this employee were made to correct the Company's failure to properly include labor costs in our warranty accrual, lacked supporting documentation and were accounted for incorrectly. In addition we determined that the manual journal entries to record accounts payable were based on falsified accounting records. This control deficiency resulted in the misstatement of our warranty expense and warranty accrual accounts and related financial disclosures as well as the misstatement of our cost of sales and accounts payable accounts, and in the restatement of the Company’s consolidated financial statements for the fiscal year ended September 30, 2017 and October 1, 2016 as well as the restatement of the consolidated condensed financial statements for the quarter ended December 30, 2017.
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
Management’s Plans for Remediation of the Material Weaknesses
In response to the material weaknesses identified above we have developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate these material weaknesses. During the quarter ended June 30, 2018, we executed or are in the process of executing the following as part of our plan to remediate these material weaknesses:
(i) Material weakness related to manual journal entries

•	Enhance the procedures and tighten grant of authority approval requirements for journal entries to improve precision of the review and accountability.

•	Conduct town hall meetings throughout the Company's worldwide organization led by executive management to reinforce Company's corporate culture and policies and procedures.

•	Provide additional training to finance personnel on roles and responsibilities, including line of communications in the event of concerns.

•	Change certain finance management.
(ii) Material weakness related to cash disbursements

•	Revamp bank mandate for certain entities to tighten approval limits for cash disbursement and introduce appropriate executive management as signers to improve accountability.

•	Provide additional training to finance personnel on roles and responsibilities, including line of communications in the event of concerns.
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
During the quarter ended June 30, 2018, we made these significant changes in internal control over financial reporting:
(i) Material weakness related to manual journal entries

•	Enhanced procedures and tightened grant of authority approval requirements for journal entries to improve precision of review and accountability.
(ii) Material weakness related to cash disbursements

•	Revamped bank mandate for certain entities to tighten approval limits for cash disbursements and mandated appropriate executive management as signers.
Except as described above, there has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2017 amended Annual Report on Form 10-K/A, except as follows:
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into legislation. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings.
At December 30, 2017, the Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items, we recognized an aggregate net discrete tax provision of $105.7 million, comprised primarily of approximately $2.6 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $103.2 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries. We continue to examine the impact of certain provisions of the Act that will become applicable in fiscal year 2019 related to base erosion anti-abuse tax (“BEAT”), global intangible low-taxed income (“GILTI”), and other provisions that could adversely affect our effective tax rate in the future. For the period ended June 30, 2018, there has been no material changes to the provisional tax expense. The Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Act.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended June 30, 2018 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 28, 2018	322	$24.78	322	$56.0
April 29, 2018 to June 2, 2018	420	$22.88	420	$46.4
June 3, 2018 to June 30, 2018	1,051	$23.79	1,051	$21.4
For the three months ended June 30, 2018	1,793		1,793
(1) On August 15, 2017, the Company announced that its Board of Directors approved a share repurchase program (the "Program") that authorizes the repurchase of up to $100 million of the Company's common shares, from time to time over the three year period ending August 1, 2020. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program by an additional $100 million.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 2, 2018	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Interim Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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