Form 10-K
period 2018-09-29
KULICKE & SOFFA INDUSTRIES INC
filed 2018-11-20
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2018
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,745.4 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 16, 2018 there were 67,171,963 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed on or about January 18, 2019 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2018 Annual Report on Form 10-K
September 29, 2018

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “Annual Report” or "Form 10-K") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.
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
Our year end for each of fiscal 2018, 2017 and 2016 was September 29, 2018, September 30, 2017, and October 1, 2016, respectively.

Key Events in Fiscal 2018
Share Repurchase Program
On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the existing share repurchase program (the "Program") by an additional $100 million. During the fiscal year ended September 29, 2018, the Company repurchased a total of 3.8 million shares of common stock at a cost of $91.1 million. As of September 29, 2018, our remaining share repurchase authorization under the Program was approximately $97.7 million.
Dividends
On June 14, 2018, the Board of Directors declared and authorized the initiation of a quarterly dividend. During the fiscal year ended September 29, 2018, the Company declared dividends of $0.24 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
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
Our Aftermarket Products and Services ("APS") segment has historically been less volatile than our Capital Equipment segment. APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
We continue to position our business to leverage on our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout business cycles. Our visibility into future demand is generally limited, forecasting is difficult, and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of September 29, 2018, our total cash, cash equivalents, restricted cash and short-term investments were $614.1 million, a $5.2 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. Gen-S is our smart bonder series and RAPID™ is the 1st product in the series to address the Industry 4.0 requirements. The key features include Real-time Process & Performance Monitoring, Real-time Equipment Health Monitoring, Advanced Data Analytics & Traceability, Predictive Maintenance Monitoring & Analysis, and Detection & Enhanced Post bond Inspection.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our Gen-S platform (RAPID™ MEM) to address opportunities in memory assembly, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it will increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results such as the Asterion™ hybrid wedge bonder which is built on an enhanced architecture that includes an expanded bond area, new robust pattern recognition capabilities and extremely tight process controls. Another example of our developing equipment for high-growth niche markets is our AT Premier PLUS. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
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

Products and Services
The Company operates two segments: Capital Equipment and APS. The following table reflects net revenue by segment for fiscal 2018, 2017, and 2016:

	Fiscal
	2018		2017		2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$719,390	80.9%	$651,934	80.6%	$488,925	78.0%
APS	169,731	19.1%	157,107	19.4%	138,267	22.0%
	$889,121	100.0%	$809,041	100.0%	$627,192	100.0%

See Note 15 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by segment.
Capital Equipment Segment
In our Capital Equipment segment, we manufacture and sell a line of ball bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

Our principal Capital Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4) RAPID	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4) RAPID Pro	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4) RAPID MEM	Memory applications

	ConnXPS LED PLUS (2) (3) (4) OptoLux	LED applications

	ConnXPS ELITE (2) (3) (4)	Bonder for discrete and low pin count applications

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL PowerFusionPS HL PowerFusionPS HLx	Power semiconductors using either aluminum wire or PowerRibbon®

	Asterion	Power hybrid and automotive modules with extended area using heavy and thin aluminum

	Asterion EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	AT Premier PLUS	Advanced wafer level bonding application

	APAMA C2S	Thermo-compression for chip-to-substrate and chip-to-chip bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	iStack	High performance and productivity die attach bonder for single or stack die bonding

	LITEQ 500A LITEQ 500B	Lithographic stepper for the formation of redistribution layer ("RDL") in FOWLP, fan-in wafer level packaging ("FIWLP") and flip chip ("FC")

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules

	Katalyst	High performance and high accuracy flip chip bonder
(1) Power Series (“PS”)
(2) Standard version
(3) Large area version
(4) Extended large area version

Business Unit	Product Name (1)	Typical Served Market

Electronics Assembly	iX Series	Advanced Surface Mount Technology ("SMT") applications requiring extremely high output of passive and active components

	iFlex Series	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components
Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series and RAPID: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu PLUS series and RAPID Pro: high-performance copper wire ball bonders for advanced wafer nodes.

•	The IConnPS MEM PLUS series and RAPID MEM: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED PLUS and Optolux: ball bonders targeted specifically at the fast growing LED market.

•	ConnXPS ELITE: ball bonders for discrete and low pin count applications.
Our ball bonders are capable of performing very fine pitch bonding, as well as creating the complex loop shapes needed in the assembly of advanced semiconductor packages and bonding on the latest silicon.
We also offer an integrated CIS line solution which is an integrated line solution combining our ball bonders and die bonder into a single line along with an oven and buffer. It provides a solution to CMOS Image Sensor manufacturers where the sensors can be attached and wire-bonded onto substrates on the same line before final lens assembly.
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
Our PowerFusionPS series is driven by new powerful direct-drive motion systems and expanded pattern recognition capabilities. PowerFusionPS series bonders improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode.

Advanced Packaging
Our AT Premier PLUS utilize a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy, thermo-compression bonding ("TCB") applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
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
Our iStack provides high-accuracy and high-throughput die attach targeting advanced single and multi-die applications supporting the image sensor, memory as well as other advanced packaging markets.
Our Lithographic stepper is typically used for the formation of RDL in FOWLP, FIWLP and FC.
Our Katalyst™ flip chip bonder delivers solutions with a focus on productivity, accuracy and speed, advanced capabilities, and ease of use.
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
We also offer spare parts, equipment repair, maintenance and servicing, training services, refurbishment and upgrades for our equipment.
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
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2018		Fiscal 2017		Fiscal 2016
1	Haoseng Industrial Co., Ltd. (1)(2)	1	Haoseng Industrial Co., Ltd. (1)(2)	1	Haoseng Industrial Co., Ltd. (1)(2)
2	ASE Industrial Holding (3)	2	Siliconware Precision Industries Ltd. (3)	2	Siliconware Precision Industries Ltd. (3)
3	Super Power International Ltd (2)	3	Advanced Semiconductor Engineering (3)	3	Advanced Semiconductor Engineering (3)
4	Micron Technology Incorporated	4	Amkor Technology Inc.	4	STATS Chippac Ltd
5	First Technology China, Ltd. (2)	5	Super Power International Ltd (2)	5	Powertech Technology Inc.
6	Tesla Motors	6	Samsung	6	Amkor Technology Inc.
7	Samsung	7	First Technology China, Ltd. (2)	7	Orient Semiconductor Electronics, Ltd.
8	Texas Instruments, Inc.	8	LG Innotek Co. Ltd.	8	First Technology China, Ltd. (2)
9	Xinye Electronics. Co (2)	9	Texas Instruments, Inc.	9	Samsung
10	Infineon Technologies	10	Xinye Electronics. Co (2)	10	Tesla Motors
(1) Represents more than 10% of our net revenue for the applicable fiscal year.
(2) Distributor of our products.
(3) Siliconware Precision Industries Ltd. and Advanced Semiconductor Engineering merged in fiscal 2018 to form ASE Industrial Holding.
Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., Germany, Mexico, Switzerland and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Switzerland, Israel, the U.S. and the Netherlands.
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
The following table reflects our backlog as of September 29, 2018 and September 30, 2017:

	As of
(in thousands)	September 29, 2018	September 30, 2017
Backlog	$141,665	$190,702

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
Our ball bonder, wedge bonder, AT Premier, APAMA and Katalyst bonder manufacturing and assembly is done at our facility in Singapore. Our Hybrid and Electronic Assembly solutions manufacturing and assembly is done at our facility in the Netherlands. We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore and the Netherlands.
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in China. The capillaries are made using blanks produced at our facilities in China and Israel. We both produce and outsource the production of our bonding wedges. Both the China and Israel facilities are ISO 9001 certified. The Suzhou facility is also ISO 14001 and ISO 18001 certified.
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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors are ASM Pacific Technology, BE Semiconductor Industries N.V. and Shinkawa Ltd.
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant tools competitors are PECO, Disco Corporation and Small Precision Tools.
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
Employees
As of September 29, 2018, we had approximately 2,681 regular full-time employees and 231 temporary workers worldwide.

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
In the past, our quarterly operating results have fluctuated significantly. We expect that our quarterly results will continue to fluctuate. Although these fluctuations are partly due to the cyclical and volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.
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
Approximately 92.3%, 92.9%, and 92.4% of our net revenue for fiscal 2018, 2017, and 2016, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 46.0%, 40.0% and 33.7% of our net revenue for the fiscal 2018, 2017, and 2016 was for shipments to customers located in China.
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
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China and capillary blanks in Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., Germany, Mexico, Switzerland and the Netherlands. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

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
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. Sales to our largest customers, which we define as representing more than 10% of our net revenue, comprised 12.8% and 10.1% of our net revenue for fiscal 2018 and fiscal 2017, respectively, and sales to our ten largest customers comprised 53.4% and 47.3% of our net revenue for fiscal 2018 and fiscal 2017, respectively.
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
Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for certain key technology parts and raw materials. As a result, we are exposed to a number of significant risks, including:

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
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 67.1 million shares were outstanding as of September 29, 2018. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.
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
Our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We or our independent registered public accountants may identify material weaknesses in our internal controls which could adversely affect our ability to ensure proper financial reporting and could affect investor confidence in us and the price of our common shares. We previously disclosed in our Form 10-K/A for the fiscal year ended September 30, 2017, and in our Forms 10-Q and 10 Q/A (as applicable) for each interim period in fiscal 2018, material weaknesses in our internal control over financial reporting in respect of (i) recording and review of manual journal entries related to our warranty accrual and accounts payable and (ii) cash disbursements. Management implemented a number of remediation actions as discussed in Section Item 9A, and has had sufficient time to test the design and operating effectiveness during the three months ended September 29, 2018. As such, management has concluded that the material weaknesses described above were remediated as of September 29, 2018.

Management investigations and restatement of financial statements may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.
In connection with an internal investigation related to an unauthorized transaction by a senior finance employee of the Company, which was discovered following our second fiscal quarter of 2018 and which, as discussed in the Form 10-K/A filed on May 31, 2018, has led to the restatement of our financial statements, we have incurred significant accounting and legal fees, as well as the diversion of management's time and attention. We are subject to legal action relating to these matters and may also become subject to regulatory investigations, stockholder demands or other legal actions, which would, regardless of the outcome, consume substantial resources (including management's time and attention) and result in additional legal, accounting, insurance and other costs. The restatement and related matters could also impair our reputation and our ability to comply with certain continued listing standards of NASDAQ. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.
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
We have structured our operations to maximize the benefit from tax holidays extended to us in Singapore to encourage investment or employment. We have the Development and Expansion Incentive (“DEI”) from Singapore Economic Development Board ("EDB"), an agency of the Government of Singapore, which provides that certain classes of income we earn in Singapore are subject to reduced rates of Singapore income tax. In order to retain the tax benefit, we must meet certain operating conditions, among other things, maintenance of certain global headquarters functions, specified IP activities and specified manufacturing activities in Singapore. The DEI is presently scheduled to expire in 2020 and we are currently in discussion with EDB on renewal and extension of the DEI. Renewals and extensions of the DEI are at the discretion of the Singapore government, and we may not be able to extend the tax incentive arrangement after its expiration on similar terms or at all. We may also elect not to renew or extend this tax incentive arrangement. In the absence of DEI, the corporate income tax rate in Singapore that would otherwise apply would be 17%. The tax incentive is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in the tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive.

Other Risks
Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.
We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code. An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. As of September 29, 2018, we have domestic state net operating loss carryforwards of $163.8 million, federal tax credit carryforwards of $1.2 million, and state tax credit carryforwards of $5.9 million that can reduce future taxable income.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings.
The Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional tax expense in the Statement of Operations. As of September 29, 2018, there are no material items for which a reasonable estimate of the impact could not be made.
Due to the enactment of this legislation, we recognized a net income tax provision of $104.6 million, comprised primarily of approximately $2.8 million from the re-measurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse (with a blended U.S. federal corporate tax rate of 24.5% applicable for reversals in fiscal 2018 and 21% applicable for reversals in fiscal 2019 and beyond) and approximately $101.9 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of uncertain tax positions and foreign tax credits.
We continue to examine the impact of certain provisions of the Act that will become applicable in fiscal year 2019 related to the base erosion anti-abuse tax (“BEAT”), global intangible low-taxed income (“GILTI”), and other provisions that could adversely affect our effective tax rate in the future. The Company will also continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Act.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 29, 2018:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	198,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Capital Equipment: ball and wedge bonders, advanced packaging and AT Premier	November 2043 (2)
Suzhou, China	191,000 sq. ft.	Manufacturing, technology and shared support services center	APS: capillaries, dicing blades and bonding wedges	Owned
Eindhoven, Netherlands	105,000 sq. ft.	Manufacturing, technology, sales and service center	Capital Equipment: Advanced Packaging and Electronics Assembly	September 2025 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	Owned
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (4)
Haifa, Israel	29,000 sq. ft.	Manufacturing and technology center	APS: capillary blanks (semi-finish)	October 2037 (5)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China and Fort Washington, Pennsylvania

(2)	Includes lease extension periods at the Company's option. Initial lease expires in November 2023.

(3)	Includes lease extension periods at the Company's option. Initial lease expires in September 2020.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2026.

(5)	Includes lease extension periods at the Company's option. Initial lease expires in October 2027.
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
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” On November 16, 2018, there were approximately 206 holders of record of the shares of outstanding common stock.
On June 14, 2018, the Board of Directors declared and authorized the initiation of a quarterly dividend. During the year ended September 29, 2018, the Company declared dividends of $0.24 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 18, 2019.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended September 29, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 28, 2018	439	$25.87	439	$110,069
July 29, 2018 to September 1, 2018	240	$26.37	240	$103,745
September 2, 2018 to September 29, 2018	243	$24.87	243	$97,692
For the three months ended September 29, 2018	922		922
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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2018, 2017, 2016, 2015, and 2014. As previously reported on the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017, the Company restated certain of its financial statements and related notes for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015. This annual report for the year ended September 29, 2018 reflects the restated numbers for those periods.
This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2018	2017	2016	2015	2014
Statement of Operations Data:
Net revenue	$889,121	$809,041	$627,192	$536,471	$568,569
Income from operations	166,632	113,083	53,953	38,591	77,906
Interest income, net	10,917	5,432	2,211	454	149
Income before income tax	177,549	118,515	56,164	39,045	78,055
Income tax expense / (benefit) (1)	120,744	(7,394)	7,709	(12,867)	14,191
Share of results of equity-method investee, net of tax	129	(190)	—	—	—
Net income	$56,676	$126,099	$48,455	$51,912	$63,864

	Fiscal
	2018	2017	2016	2015	2014
Per Share Data:
Net income per share:
Basic	$0.82	$1.78	$0.69	$0.69	$0.84
Diluted	$0.80	$1.75	$0.68	$0.69	$0.83
Cash dividends declared per share	$0.24	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	69,380	70,906	70,477	75,414	76,396
Diluted	70,419	72,063	70,841	75,659	77,292

	Fiscal
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$614,148	$608,410	$547,907	$498,614	$597,086
Working capital	813,197	760,401	654,983	624,659	746,223
Total assets	1,185,740	1,171,107	982,444	904,466	944,448
Long-term and current portion of financing obligation	15,957	16,769	17,318	17,003	19,616
Shareholders' equity	880,207	920,030	799,524	760,912	776,990

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K (the “Annual Report” or "Form 10-K") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.
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
In fiscal 2018 and 2017, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
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
For further information on goodwill and intangible assets, see Note 5 to our consolidated financial statements in Item 8.
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. The Company records a valuation allowance to reduce our deferred tax assets to the amount we expect is more likely than not to be realized. While the Company has considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination is made.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 11 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to our consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.
RESULTS OF OPERATIONS
Results of Operations for fiscal 2018 and 2017
The following table reflects our income from operations for fiscal 2018 and 2017:

	Fiscal
(dollar amounts in thousands)	2018	2017	$ Change	% Change
Net revenue	$889,121	$809,041	$80,080	9.9%
Cost of sales	479,680	426,947	52,733	12.4%
Gross profit	409,441	382,094	27,347	7.2%

Selling, general and administrative	123,188	133,601	(10,413)	(7.8)%
Research and development	119,621	100,203	19,418	19.4%
Impairment charges	—	35,207	(35,207)	N/A
Operating expenses	242,809	269,011	(26,202)	(9.7)%

Income from operations	$166,632	$113,083	$53,549	47.4%
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
The following tables reflect our bookings and backlog for fiscal 2018 and 2017:

	Fiscal
(in thousands)	2018	2017
Bookings	$840,083	$912,549

	As of
(in thousands)	September 29, 2018	September 30, 2017
Backlog	$141,665	$190,702
Our net revenues for fiscal 2018 increased as compared to our net revenues for fiscal 2017 due to strong customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past. Customer demand for our products could weaken and lead to a decline in our net revenues.
Net Revenue
Approximately 92.3% and 92.9% of our net revenue for fiscal 2018 and 2017, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 46.0% and 40.0% of our net revenue for fiscal 2018 and 2017, respectively, was for shipments to customers located in China.

The following table reflects net revenue by business segment for fiscal 2018 and 2017:

	Fiscal
(dollar amounts in thousands)	2018	2017	$ Change	% Change
Capital Equipment	$719,390	$651,934	$67,456	10.3%
APS	169,731	157,107	12,624	8.0%
Total net revenue	$889,121	$809,041	$80,080	9.9%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between fiscal 2018 and 2017:

	Fiscal 2018 vs. 2017
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(11,359)	$78,815	$67,456
For fiscal 2018, the higher Capital Equipment net revenue as compared to fiscal 2017 was primarily due to higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The higher sales volume was partially offset by unfavorable price variance. The unfavorable price variance was primarily due to competition in the IC and LED markets as well as changes in product mix where the proportion of sales in LED market is higher in fiscal 2018 as compared to fiscal 2017.
APS
The following table reflects the components of APS net revenue change between fiscal 2018 and 2017:

	Fiscal 2018 vs. 2017
(in thousands)	Price	Volume	$ Change
APS	$(1,428)	$14,052	$12,624

For fiscal 2018, the higher APS net revenue as compared to prior year period was primarily due to higher contribution from capillaries, spares and services and wedge bonder consumables and partially offset by price reduction in capillaries.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2018 and 2017:

	Fiscal
(dollar amounts in thousands)	2018	2017	$ Change	% Change
Capital Equipment	$315,939	$291,166	$24,773	8.5%
APS	93,502	90,928	2,574	2.8%
Total gross profit	$409,441	$382,094	$27,347	7.2%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2018 and 2017:

	Fiscal
	2018	2017	Basis point change
Capital Equipment	43.9%	44.7%	(80)
APS	55.1%	57.9%	(280)
Total gross margin	46.1%	47.2%	(110)

Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between fiscal 2018 and 2017:

	Fiscal 2018 vs. 2017
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(11,359)	$11,507	$24,625	$24,773
For fiscal 2018, the higher Capital Equipment gross profit as compared to fiscal 2017 was primarily due to higher volume and lower cost. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The lower cost was primarily due to changes in product mix. The higher sales volume and lower cost were partially offset by unfavorable price variance primarily due to competition in IC and LED markets as well as changes in product mix.
APS
The following table reflects the components of APS gross profit change between fiscal 2018 and 2017:

	Fiscal 2018 vs. 2017
(in thousands)	Price	Cost	Volume	$ Change
APS	$(1,428)	$(194)	$4,196	$2,574
For fiscal 2018, the higher APS Gross Profit as compared to prior year period was primarily due to higher contribution from capillaries, spares and services, wedge bonder consumables and partially offset by price reduction in capillaries.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2018 and 2017:

	Fiscal
	2018	2017	Basis point change
Selling, general and administrative	13.9%	16.5%	(260)
Research and development	13.5%	12.4%	110
Impairment charges	—%	4.4%	(440)
Total	27.4%	33.3%	(590)
Selling, General and Administrative (“SG&A”)
For fiscal 2018, lower SG&A as compared to fiscal 2017 was primarily due to $7.8 million lower staff costs driven by a decrease in incentive compensation, $3.2 million net favorable variance in foreign exchange and $2.5 million lower severance. These were partially offset by inclusion of $3.1 million from our Lithography business, which was acquired in fiscal 2017.
Research and Development (“R&D”)
For fiscal 2018, higher R&D expenses as compared to fiscal 2017 was primarily due to higher staff costs, higher investment in the development of Advanced Packaging products and inclusion of R&D expenses from our Lithography business, which was acquired in fiscal 2017.
Impairment Charges
In fiscal 2017, the Company recognized a non-cash impairment charge related to goodwill in the EA/APMR (former Assembléon) reporting unit. See Note 5 “Goodwill and Intangible Assets” of the accompanying consolidated financial statements for further information.
Income from Operations
For fiscal 2018, total income from operations was higher by $53.5 million as compared to fiscal 2017. This was primarily due to the absence of impairment charges recognized in fiscal 2017 and higher contribution from higher revenue in fiscal 2018.

Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2018 and 2017:

	Fiscal
(dollar amounts in thousands)	2018	2017	$ Change	% Change
Interest income	$11,971	$6,491	$5,480	84.4%
Interest expense	$(1,054)	$(1,059)	$5	(0.5)%
For fiscal 2018, interest income was higher as compared to fiscal 2017. This was primarily due to higher interest rates and a larger average cash, cash equivalents and short-term investments balance.
Interest expense for fiscal 2018 and 2017 was attributable to the interest on financing obligation relating to the building, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 10 of our Consolidated Financial Statements included in Item 8 of this report).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2018 and 2017:

	Fiscal
(in thousands)	2018	2017
Income tax expense / (benefit)	$120,744	$(7,394)
Effective tax rate	68.0%	(6.2)%
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings.
As a result of the enactment of this legislation, in fiscal 2018, the Company recognized a net income tax provision of $104.6 million, comprised primarily of approximately $2.8 million from the remeasurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse in the future and approximately $101.9 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of uncertain tax positions and foreign tax credits.
Additionally, while the Company may repatriate up to $100 million of cash held by foreign subsidiaries that has already been subject to U.S. tax to facilitate the repurchase of the Company’s common stock under the share repurchase program, the Company continues to consider the remainder of the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. (Refer to Note 13 of our Consolidated Financial Statements included in Item 8 of this report).
For fiscal 2018, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to the enactment of the Act, foreign withholding taxes, deemed dividends, and tax liabilities from foreign operations, partially offset by profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, the impact of tax holidays, tax benefits from domestic research credit, and foreign tax credit.
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
For fiscal 2017, the effective tax rate differed from the federal statutory tax rate primarily due to tax benefits from electing to claim foreign tax credits, profits generated in foreign operations subject to a lower statutory tax rate than the U.S. federal rate, domestic research tax credit, and the impact of tax holidays, partially offset by an increase for deferred taxes on unremitted earnings, deemed dividends, foreign withholding taxes, tax liabilities from foreign operations, and non-deductible goodwill impairment.
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

The following table reflects net revenue by business segment for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Capital Equipment	$651,934	488,925	$163,009	33.3%
APS	157,107	138,267	18,840	13.6%
Total net revenue	$809,041	$627,192	$181,849	29.0%

Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(11,337)	$174,346	$163,009

For fiscal 2017, the higher Capital Equipment net revenue as compared to fiscal 2016 was primarily due to the higher volume. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications partially offset by lower demand for our Hybrid products in the SiP market. The higher sales volume was partially offset by unfavorable price variance due to price reduction.
APS
The following table reflects the components of APS net revenue change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Volume	$ Change
APS	$(4,385)	$23,225	$18,840
For fiscal 2017, the higher APS net revenue as compared to fiscal 2016 was primarily due to higher sales in tools. This was partially offset by price reduction.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Capital Equipment	$291,166	$198,298	$92,868	46.8%
APS	90,928	82,738	8,190	9.9%
Total gross profit	$382,094	$281,036	$101,058	36.0%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2017 and 2016:

	Fiscal
	2017	2016	Basis Point Change
Capital Equipment	44.7%	40.6%	410
APS	57.9%	59.8%	(190)
Total gross margin	47.2%	44.8%	240
Capital Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2017 and 2016:

	Fiscal 2017 vs. 2016
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(11,337)	$20,326	$83,879	$92,868
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
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2017 and 2016:

	Fiscal
	2017	2016	Basis point change
Selling, general and administrative	16.5%	21.5%	(500)
Research and development	12.4%	14.7%	(230)
Impairment charges	4.4%	—%	440
Total	33.3%	36.2%	(290)
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
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2017 and 2016:

	Fiscal
(dollar amounts in thousands)	2017	2016	$ Change	% Change
Interest income	6,491	3,318	$3,173	95.6%
Interest expense	(1,059)	(1,107)	$48	(4.3)%
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of September 29, 2018 and September 30, 2017:

	As of
(dollar amounts in thousands)	September 29, 2018	September 30, 2017	Change
Cash and cash equivalents	$320,630	$392,410	$(71,780)
Restricted cash	518	530	(12)
Short-term investments	293,000	216,000	77,000
Total cash, cash equivalents, restricted cash and short-term investments	$614,148	$608,940	$5,208
Percentage of total assets	51.8%	52.0%

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2018 and 2017:

	Fiscal
(in thousands)	2018	2017
Net cash provided by operating activities	$123,499	$136,310
Net cash used in investing activities	(96,871)	(144,669)
Net cash used in financing activities	(99,135)	(22,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	715	76
Changes in cash, cash equivalents and restricted cash	$(71,792)	$(30,967)
Cash, cash equivalents and restricted cash, beginning of period	392,940	423,907
Cash,cash equivalents and restricted cash, end of period	$321,148	$392,940
Fiscal 2018
Net cash provided by operating activities was primarily the result of net income of $56.7 million, non-cash adjustments of $55.9 million and working capital changes of $10.9 million. The change in working capital was primarily driven by an increase in income tax payable of $78.0 million and an decrease in prepaid expenses and other current assets of $9.4 million. This was partially offset primarily by an increase in accounts and notes receivable of $45.2 million and a decrease in accounts payable and accrued expenses and other current liabilities of $30.9 million.
The increase in income tax payable was primarily due to additional tax payable on the repatriation of foreign earnings subsequent to the enactment of the Tax Cuts and Jobs Act (the "Act"). The decrease in prepaid expenses and other current asset was primarily due to tax refunds received. The increase in accounts receivable was due to slower collections. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower customer obligations and lower accrued incentive compensation.
Net cash used in investing activities was primarily due to purchases of short-term investments of $684.0 million and capital expenditures of $20.5 million, offset by maturity of short-term investments of $607.0 million.
Net cash used in financing activities primarily relates to the repurchase of common stock of $90.3 million and dividends paid to common stockholders of $8.2 million.
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
Fiscal 2019 Liquidity and Capital Resource Outlook
We expect our fiscal 2019 capital expenditures to be between $24.0 million and $28.0 million. The actual amounts for 2019 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of September 29, 2018 and September 30, 2017, approximately $545.0 million and $565.0 million of cash, cash equivalents, restricted cash and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Act, signed into law on December 22, 2017, the cash amounts as of September 29, 2018 are expected to be available for use in the U.S. without incurring additional U.S. income tax. Please refer to Note 13 of Item 8 for more details regarding the impact of the Act on our income taxes.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In the future, the Company may repatriate up to $100 million of cash held by foreign subsidiaries that has already been subject to U.S. tax to facilitate the repurchase of the Company’s common stock under the share repurchase program. We believe our U.S. sources of cash and liquidity are sufficient to meet our other business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, dividend program, and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will repatriate additional funds we have designated as indefinitely reinvested outside the U.S., but may do so in the future. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could seek U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.
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
During the fiscal year ended September 29, 2018, the Company repurchased a total of 3.8 million shares of common stock at a cost of $91.1 million. As of September 29, 2018, our remaining share repurchase authorization under the Program was approximately $97.7 million.
Dividends
On June 14, 2018, the Board of Directors declared and authorized the initiation of a quarterly dividend. During the fiscal year ended September 29, 2018, the Company declared dividends of $0.24 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of

September 29, 2018 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of September 29, 2018, the Company had deferred tax liabilities of $25.6 million and $11.8 million of unrecognized tax benefits in long term income taxes payable related to uncertain tax positions and accrued approximately $1.1 million of interest. At this time, we are unable to reasonably estimate the timing of the long term payments or the amount by which the liability will increase or decrease over time; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.7 million which are payable on employee departure.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 29, 2018:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$129,962	129,962	$—	$—	$—
Operating lease obligations (2)	18,563	3,863	5,773	3,642	5,285
U.S. One-time transition tax payable (3) (reflected on our Balance Sheets)	75,215	6,658	13,317	13,317	41,923
Asset retirement obligations (reflected on our Balance Sheets)(4)	1,510	57	402	—	1,051
Total	$225,250	$140,540	$19,492	$16,959	$48,259

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)
Represents minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2027 (not including lease extension options, if applicable).

The annual rent and service charge for our corporate headquarters range from $4 million to $5 million Singapore dollars and is not included in the table above.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of September 29, 2018, we recorded a financing obligation of $16.0 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the Act. (Refer to Note 13 of Item 8).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee for operational purposes. As of September 29, 2018, the outstanding amount was $4.0 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Balance Sheets.
As of September 29, 2018, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Foreign Currency Risk
Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in the Netherlands, China, Taiwan, Japan and Germany. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Based on our foreign currency exposure as of September 29, 2018, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with notional amounts of $43.1 million outstanding as of September 29, 2018. On November 2, 2018, the Company entered into foreign exchange forward contracts with notional amounts of $10.9 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of September 29, 2018 and September 30, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2018, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended September 29, 2018 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Singapore
November 20, 2018

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 29, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$320,630	$392,410
Restricted cash	518	530
Short-term investments	293,000	216,000
Accounts and notes receivable, net of allowance for doubtful accounts of $385 and $79, respectively	243,373	198,480
Inventories, net	115,191	122,023
Prepaid expenses and other current assets	14,561	23,939
Total current assets	987,273	953,382

Property, plant and equipment, net	76,067	67,762
Goodwill	56,550	56,318
Intangible assets, net	52,871	62,316
Deferred income taxes	9,017	27,771
Equity investments	1,373	1,502
Other assets	2,589	2,056
TOTAL ASSETS	$1,185,740	$1,171,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,527	$51,354
Accrued expenses and other current liabilities	105,978	124,847
Income taxes payable	19,571	16,780
Total current liabilities	174,076	192,981

Financing obligation	15,187	16,074
Deferred income taxes	25,591	27,152
Income taxes payable	81,491	6,438
Other liabilities	9,188	8,432
TOTAL LIABILITIES	$305,533	$251,077

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 84,659 and 83,953 respectively; outstanding 67,143 and 70,197 shares, respectively	519,244	506,515
Treasury stock, at cost, 17,516 and 13,756 shares, respectively	(248,664)	(157,604)
Retained earnings	613,529	569,080
Accumulated other comprehensive (loss) / gain	(3,902)	2,039
TOTAL SHAREHOLDERS' EQUITY	$880,207	$920,030

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,185,740	$1,171,107
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2018	2017	2016
Net revenue	$889,121	$809,041	$627,192
Cost of sales	479,680	426,947	346,156
Gross profit	409,441	382,094	281,036
Selling, general and administrative	123,188	133,601	134,709
Research and development	119,621	100,203	92,374
Impairment charges	—	35,207	—
Operating expenses	242,809	269,011	227,083
Income from operations	166,632	113,083	53,953
Interest income	11,971	6,491	3,318
Interest expense	(1,054)	(1,059)	(1,107)
Income from operations before income taxes	177,549	118,515	56,164
Income tax expense / (benefit)	120,744	(7,394)	7,709
Share of results of equity-method investee, net of tax	129	(190)	—
Net income	$56,676	$126,099	$48,455

Net income per share:
Basic	$0.82	$1.78	$0.69
Diluted	$0.80	$1.75	$0.68

Cash dividends declared per share	$0.24	$—	$—

Weighted average shares outstanding:
Basic	69,380	70,906	70,477
Diluted	70,419	72,063	70,841
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2018	2017	2016
Net income	$56,676	$126,099	$48,455
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(3,633)	1,960	624
Unrecognized actuarial gain / (loss) on pension plan, net of tax	116	990	(1,791)
	(3,517)	2,950	(1,167)

Derivatives designated as hedging instruments:
Unrealized (loss) / gain on derivative instruments, net of tax	(669)	669	(566)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	(1,755)	1,146	104
Net (decrease) / increase from derivatives designated as hedging instruments, net of tax	(2,424)	1,815	(462)

Total other comprehensive (loss) / income	(5,941)	4,765	(1,629)

Comprehensive income	$50,735	$130,864	$46,826
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$394,526	$(1,097)	$760,912
Issuance of stock for services rendered	50	551	—	—	—	551
Repurchase of common stock	(1,408)	—	(14,551)	—	—	(14,551)
Exercise of stock options	53	410	—	—	—	410
Issuance of shares for market-based restricted stock and time-based restricted stock	485	—	—	—	—	—
Excess tax benefits from stock based compensation	—	197	—	—	—	197
Equity-based compensation	—	5,179	—	—	—	5,179
Components of comprehensive income:
Net income	—	—	—	48,455	—	48,455
Other comprehensive loss	—	—	—	—	(1,629)	(1,629)
Total comprehensive income / (loss)	—	—	—	48,455	(1,629)	46,826
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$442,981	$(2,726)	$799,524
Issuance of stock for services rendered	45	750	—	—	—	750
Repurchase of common stock	(945)	—	(18,197)	—	—	(18,197)
Exercise of stock options	61	509	—	—	—	509
Issuance of shares for market-based restricted stock and time-based restricted stock	616	—	—	—	—	—
Excess tax benefits from stock based compensation	—	(4,392)	—	—	—	(4,392)
Equity-based compensation	—	10,972	—	—	—	10,972
Components of comprehensive income:
Net income	—	—	—	126,099	—	126,099
Other comprehensive income	—	—	—	—	4,765	4,765
Total comprehensive income	—	—	—	126,099	4,765	130,864
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
Issuance of stock for services rendered	33	780	—	—	—	780
Repurchase of common stock	(3,760)	—	(91,060)	—	—	(91,060)
Exercise of stock options	6	55	—	—	—	55
Issuance of shares for market-based restricted stock and time-based restricted stock	667	—	—	—	—	—
Reversal of excess tax benefits from stock based compensation	—	—	—	—	—	—
Equity-based compensation	—	10,480	—	—	—	10,480
Cumulative effect of accounting changes	—	1,414	—	4,006	—	5,420
Cash dividend declared	—	—	—	(16,233)	—	(16,233)
Components of comprehensive income:
Net income	—	—	—	56,676	—	56,676
Other comprehensive loss	—	—	—	—	(5,941)	(5,941)
Total comprehensive income / (loss)	—	—	—	56,676	(5,941)	50,735
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,676	$126,099	$48,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,015	16,257	16,230
Impairment charges	—	35,207	—
Equity-based compensation and employee benefits	11,685	11,722	5,730
(Excess tax benefits) / Reversal of excess tax benefits from stock based compensation	(50)	4,392	(197)
Adjustment for doubtful accounts	383	(136)	(115)
Adjustment for inventory valuation	4,897	10,925	6,676
Deferred taxes	22,519	(16,758)	(15,459)
Gain on disposal of property, plant and equipment	(676)	(999)	(55)
Unrealized foreign currency translation	(2,002)	1,362	1,318
Share of results of equity-method investee	129	(190)	—
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	(45,154)	(67,879)	(22,139)
Inventory	1,631	(47,425)	(16,340)
Prepaid expenses and other current assets	9,405	(8,468)	1,599
Accounts payable, accrued expenses and other current liabilities	(30,868)	63,425	32,692
Income taxes payable	77,968	3,946	10,492
Other, net	(2,059)	4,830	(480)
Net cash provided by operating activities	123,499	136,310	68,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(27,119)	—
Purchases of property, plant and equipment	(20,496)	(25,590)	(6,218)
Proceeds from sales of property, plant and equipment	625	1,352	1,053
Purchase of equity investments	—	(1,312)	—
Purchase of short term investments	(684,000)	(305,000)	(124,000)
Maturity of short term investments	607,000	213,000	—
Net cash used in investing activities	(96,871)	(144,669)	(129,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(704)	(604)	(542)
Proceeds from exercise of common stock options	55	509	410
Repurchase of common stock	(90,310)	(18,197)	(14,551)
(Reversal of excess tax benefits) / Excess tax benefits from stock based compensation	—	(4,392)	197
Common stock cash dividends paid	(8,176)	—	—
Net cash used in financing activities	(99,135)	(22,684)	(14,486)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	715	76	537
Changes in cash, cash equivalents and restricted cash	(71,792)	(30,967)	(74,707)
Cash, cash equivalents and restricted cash at beginning of period	392,940	423,907	498,614
Cash, cash equivalents and restricted cash at end of period	$321,148	$392,940	$423,907

CASH PAID FOR:
Interest	$1,054	$1,059	$1,107
Income taxes	$13,179	$8,283	$10,020
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions. As previously reported on the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017, the Company restated certain of its financial statements and related notes for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015. This annual report for the year ended September 29, 2018 reflects the restated numbers for those periods.
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2018, 2017, and 2016 fiscal years ended on September 29, 2018, September 30, 2017 and October 1, 2016, respectively.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 29, 2018 and September 30, 2017 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
The Company's operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in the Netherlands, China, Taiwan, Japan and Germany. The Company's U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
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
Investments
Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity,” in accordance with ASC No. 320, Investments-Debt & Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended September 29, 2018 and September 30, 2017, no "triggering" events occurred.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 11 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.We adopted this ASU in the first quarter of 2018 on a retrospective basis. As of September 29, 2018 and September 30, 2017, restricted cash was $0.5 million. The adoption of this ASU did not have a material impact on our cash flows.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

classifications on the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2018 and elected to account for forfeitures when they occur, on a modified retrospective basis. The adoption impact on the consolidated balance sheet as of September 29, 2018 was a cumulative adjustment of $1.4 million, decreasing the retained earnings and increasing capital surplus. We also recognized deferred tax assets of $5.4 million with a corresponding increase in retained earnings. The adoption did not have any other material impacts on our financial statements. Beginning in fiscal 2018, any current year excess tax benefits or deficiencies from stock based awards are reflected in the Statement of Operations.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. We elected to prospectively adopt this ASU as of the beginning of the first quarter of 2018. The adoption of this ASU did not have a material impact on our financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Subsequently in July 2018, the FASB issued ASU 2018-11 -Leases (Topic 842): Targeted Improvements, provides additional information concerning the new leases standard in ASU 2016-02, Leases (Topic 842). The targeted improvements provide entities with additional and optional transition methods. The new standard will be effective for us beginning in our first quarter of fiscal 2020 with early adoption permitted. The adoption of the new standard will result in an increase in our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting this new standard will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the effects of the adoption of the new standard on our financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for us beginning in our first quarter of fiscal 2021. Early adoption is permitted beginning in our first quarter of 2020. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective approach"). The new standard is effective for annual reporting periods beginning after December 15, 2017. The new standard will be effective for the Company in the first quarter of its fiscal 2019. We have performed an evaluation of this ASU and its impact on the financial statements. This included tasks such as identifying contracts, performance obligations and reviewing the applicable revenue streams. We plan to adopt the standard based on the modified retrospective approach. We have completed our assessment and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements.
Based on our review of our customer agreements, our revenue from sales of equipment and spare parts will continue to be recognized at a point in time, generally upon shipment of equipment and spare parts to customers, consistent with our current revenue recognition model. Revenue related to the sale of services will generally continue to be recognized over time as the services are performed. In certain instances, where collection of consideration is not probable, recognition of revenue may occur later under the new model after we have completed all of our obligations under the contract. However, when adopting the new standard, we did not identify any balances where collection of consideration is not probable. This ASU will not have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

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
The accrued cost as at September 29, 2018 of these restructuring programs is expected to be paid by the end of fiscal 2019.
The following table is a summary of activity related to the Company’s restructuring and other charges for fiscal 2018, 2017, and 2016:

	Fiscal Year 2018 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$2,892	$(96)	$(2,708)	$88
Other exit costs	1,736	(225)	(329)	1,182
	4,628	(321)	(3,037)	1,270

	Fiscal Year 2017 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$37	$3,273	$(418)	$2,892
Other exit costs	6,525	38	(4,827)	1,736
	6,562	3,311	(5,245)	4,628

	Fiscal Year 2016 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$1,538	$661	$(2,162)	$37
Other exit costs	—	7,983	(1,458)	6,525
	1,538	8,644	(3,620)	6,562

(1)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 29, 2018 and September 30, 2017:

	As of
(in thousands)	September 29, 2018	September 30, 2017

Short term investments, available-for-sale(1)	$293,000	$216,000

Inventories, net:
Raw materials and supplies	$63,894	$44,239
Work in process	37,829	40,827
Finished goods	40,357	61,596
	142,080	146,662
Inventory reserves	(26,889)	(24,639)
	$115,191	$122,023

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	52,449	50,910
Leasehold improvements	12,728	9,882
Data processing equipment and software	35,469	34,700
Machinery, equipment, furniture and fixtures	68,666	60,143
Construction in progress	6,940	8,000
	178,434	165,817
Accumulated depreciation	(102,367)	(98,055)
	$76,067	$67,762

Accrued expenses and other current liabilities:
Wages and benefits	$44,505	$47,411
Accrued customer obligations (2)	34,918	54,163
Commissions and professional fees	5,549	8,555
Dividends payable	8,057	—
Deferred rent	1,847	1,930
Severance (3)	1,415	3,828
Other	9,687	8,960
	$105,978	$124,847

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the years ended 2018 and 2017.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(3)
Includes the restructuring plan discussed in Note 2, severance payable in connection with the November 2017 departure of the Company's Chief Financial Officer of $0.4 million, and other severance payments.

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
The acquisition of Liteq was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. On July 2, 2018 the Company finalized the valuation of the tangible and identifiable intangible assets and liabilities in connection with the acquisition of Liteq and no further adjustment was recorded.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands, except for per share information)	2017	2016
Net revenue	$809,041	$627,192
Net income	120,143	42,513
Basic income per common share	1.69	0.60
Diluted income per common share	$1.67	$0.59
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2018 and concluded that no impairment charge was required.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the Company's recorded goodwill by reportable segments as of September 29, 2018 and September 30, 2017:

(in thousands)	Capital Equipment	APS
Balance at October 1, 2016	$33,453	$47,819
Acquired in business combination	10,253	—
Goodwill impairment	(13,731)	(21,476)
Balance at September 30, 2017	$29,975	$26,343
Other	184	48
Balance at September 29, 2018	$30,159	$26,391
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of September 29, 2018 and September 30, 2017:

	As of		Average estimated
(dollar amounts in thousands)	September 29, 2018	September 30, 2017	useful lives (in years)
Developed technology	$90,500	$92,140	7.0 to 15.0
Accumulated amortization	(45,229)	(41,162)
Net developed technology	$45,271	$50,978

Customer relationships	$36,131	$36,968	5.0 to 6.0
Accumulated amortization	(29,820)	(27,398)
Net customer relationships	$6,311	$9,570

Trade and brand names	$7,377	$7,515	7.0 to 8.0
Accumulated amortization	(6,088)	(5,747)
Net trade and brand names	$1,289	$1,768

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—

Net intangible assets	$52,871	$62,316

The following table reflects estimated annual amortization expense related to intangible assets as of September 29, 2018:

As of
(in thousands)	September 29, 2018
Fiscal 2019	$7,633
Fiscal 2020	7,633
Fiscal 2021	5,529
Fiscal 2022	4,530
Fiscal 2023 and thereafter	27,546
Total amortization expense	$52,871

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 29, 2018:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,446	$—	$—	$42,446
Cash equivalents:
Money market funds (1)	209,172	—	(5)	209,167
Time deposits (2)	69,017	—	—	69,017
Total cash and cash equivalents	$320,635	$—	$(5)	$320,630
Restricted Cash (2)	$518	$—	$—	$518
Total restricted cash	$518	$—	$—	$518
Short-term investments (2):
Time deposits	$197,000	$—	$—	$197,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$293,000	$—	$—	$293,000
Total cash, cash equivalents, restricted cash and short-term investments	$614,153	$—	$(5)	$614,148

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 30, 2017:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$65,759	$—	$—	$65,759
Cash equivalents (1):
Money market funds	232,069	—	—	232,069
Time deposits	89,087	—	—	89,087
Commercial paper	5,495	—	—	5,495
Total cash and cash equivalents	$392,410	$—	$—	$392,410
Restricted Cash (1)	$530	$—	$—	$530
Total restricted cash	$530	$—	$—	$530
Short-term investments (1):
Time deposits	$120,000	$—	$—	$120,000
Deposits (2)	96,000	—	—	96,000
Total short-term investments	$216,000	$—	$—	$216,000
Total cash, cash equivalents, restricted cash and short-term investments	$608,940	$—	$—	$608,940

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7: EQUITY INVESTMENTS
Equity investments consisted of the following as of September 29, 2018 and September 30, 2017:

	As of
(in thousands)	September 29, 2018	September 30, 2017
Equity method investment	$1,373	$1,502
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the year ended September 29, 2018.
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
The fair value of derivative instruments on our Consolidated Balance Sheet as of September 29, 2018 and September 30, 2017 is as follows:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of
(in thousands)	September 29, 2018		September 30, 2017
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$43,095	$1,071	$36,404	$1,353
Total derivatives	$43,095	$1,071	$36,404	$1,353

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(2)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheet

(3)	Hedged amounts expected to be recognized into earnings within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the year ended September 29, 2018 and September 30, 2017 was as follows:

(in thousands)	Fiscal
	2018	2017
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss) / gain recognized in OCI, net of tax(1)	$(669)	$669
Net gain / (loss) reclassified from accumulated OCI into earnings, net of tax(2)	$1,755	$(1,146)
Net gain recognized into earnings(3)	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of September 29, 2018, the financing obligation related to the Building is $16.0 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of September 29, 2018 and September 30, 2017, the outstanding amount is $4.0 million and $3.2 million respectively. In addition, the Company has other bank guarantees for operational purposes which are secured

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Balance Sheets.
NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during fiscal 2018 and 2017:

	Fiscal
(in thousands)	2018	2017
Cash	$1,610	$1,645
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the " Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program by an additional $100 million. During the year ended September 29, 2018, the Company repurchased a total of 3.8 million shares of common stock at a cost of $91.1 million. The share repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of September 29, 2018, our remaining share repurchase authorization under the Program was approximately $97.7 million.
Dividends
On June 14, 2018, the Board of Directors declared and authorized the initiation of a quarterly dividend. During the year ended September 29, 2018, the Company declared dividends of $0.24 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income / (loss) reflected on the Consolidated Balance Sheets as of September 29, 2018 and September 30, 2017:

	As of
(in thousands)	September 29, 2018	September 30, 2017
(Loss) / Gain from foreign currency translation adjustments	$(1,211)	$2,422
Unrecognized actuarial loss on pension plan, net of tax	(1,620)	(1,736)
Unrealized (loss) / gain on hedging	(1,071)	1,353
Accumulated other comprehensive (loss) / income	$(3,902)	$2,039
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of September 29, 2018, 4.7 million shares of

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2009 Equity Plan.

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

•
In general, Performance-based Restricted Stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, performance-based restricted stock does not vest. Certain PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the PSUs do not vest.

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2018, 2017, and 2016 was based upon awards ultimately expected to vest. Following the early adoption in the first quarter of fiscal 2018 of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, forfeitures have been accounted for when they occur.
The following table reflects total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Special/Growth PSUs, Performance-based Restricted Stock and common stock, included in the Consolidated Statements of Operations for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Cost of sales	$515	$463	$421
Selling, general and administrative (1)	8,548	9,015	3,244
Research and development	2,622	2,244	2,065
Total equity-based compensation expense	$11,685	$11,722	$5,730
(1) The selling, general and administrative expense for fiscal 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects equity-based compensation expense, by type of award, for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Relative TSR PSUs	$3,583	$3,480	$(33)
Time-based RSUs	7,027	7,492	5,255
Performance-based restricted stock	—	—	(43)
Special/Growth PSUs	295	—	—
Common stock	780	750	551
Total equity-based compensation expense (1)	$11,685	$11,722	$5,730
(1) The equity-based compensation expense for fiscal 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
Equity-Based Compensation: Relative TSR PSUs
The following table reflects Relative TSR PSUs activity for fiscal 2018, 2017, and 2016:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Relative TSR PSUs outstanding as of October 3, 2015	578	$4,465	1.4
Granted	172			$12.26
Forfeited or expired	(256)
Vested	(10)
Relative TSR PSUs outstanding as of October 1, 2016	484	$2,924	1.0
Granted	388			$13.47
Forfeited or expired	(3)
Vested	(196)
Relative TSR PSUs outstanding as of September 30, 2017	673	$6,204	1.4
Granted	180			$29.60
Forfeited or expired	(146)
Vested	(168)
Relative TSR PSUs outstanding as of September 29, 2018	539	$4,629	1.1

The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2018, 2017, and 2016:

	Fiscal
	2018	2017	2016
Grant Price	$19.65	$12.51	$9.58
Expected dividend yield(1)	0.12%	N/A	N/A
Expected stock price volatility	31.71%	30.39%	30.85%
Risk-free interest rate	1.68%	0.96%	0.89%
(1) The expected dividend yield for fiscal 2018 includes the effect of 10,511 grants which were issued in the quarter ended September 29, 2018 with an assumed dividend yield of 1.91%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: Time-based RSUs
The following table reflects Time-based RSUs activity for fiscal 2018, 2017, and 2016:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based RSUs outstanding as of October 3, 2015	849	$7,054	1.6
Granted	597			$9.66
Forfeited or expired	(85)
Vested	(346)
Time-based RSUs outstanding as of October 1, 2016	1,015	$6,440	1.5
Granted	715			$13.32
Forfeited or expired	(50)
Vested	(600)
Time-based RSUs outstanding as of September 30, 2017	1,080	$7,770	1.5
Granted	459			$22.32
Forfeited or expired	(87)
Vested	(542)
Time-based RSUs outstanding as of September 29, 2018	910	$9,038	1.4

Equity-Based Compensation: Performance-based restricted stock
The following table reflects Performance-based restricted stock activity for fiscal 2018, 2017, and 2016:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)
Performance-based restricted stock outstanding as of October 3, 2015	57	$285	2.2
Granted	—
Forfeited or expired	(29)
Vested	(28)
Performance-based restricted stock outstanding as of October 1, 2016	—	—	0
No Performance-based restricted stock were granted during fiscal 2018, 2017, and 2016.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: Special/Growth PSUs
The following table reflects Special/Growth PSUs activity for fiscal 2018, 2017, and 2016:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Special/Growth PSUs outstanding as of September 30, 2017	—
Granted	60			$22.57
Forfeited or expired	(14)
Vested	—
Special/Growth PSUs outstanding as of September 29, 2018	46	$702	2.1
The following table reflects employee stock option activity for fiscal 2018, 2017, and 2016:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 3, 2015	147	$8.18
Exercised	(53)	$5.40		$330
Forfeited or expired	(4)	$9.00
Options outstanding as of October 1, 2016	90	$8.41
Exercised	(61)	$8.31		$531
Forfeited or expired	(13)	$8.50
Options outstanding as of September 30, 2017	16	$8.73
Exercised	(6)	$8.74		$73
Forfeited or expired	(8)	$8.74
Options outstanding as of September 29, 2018	2	$8.64	1.6	$25
Options vested and expected to vest as of September 29, 2018	2	$8.64	1.6	$25
Options exercisable as of September 29, 2018	2	$8.64	1.6
In the money exercisable options as of September 29, 2018	2			$25
Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company's closing stock price on the last trading day of fiscal 2018 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2018, the Company received $54,800 in cash from the exercise of employee and non-employee director stock options.
As of September 29, 2018, there were no unvested employee stock options.
The following table reflects outstanding and exercisable employee stock options as of September 29, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
8.64	2	1.6	$8.64	2	$8.64

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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Number of common shares issued	33	45	50
Fair value based upon market price at time of issue	$780	$750	$551
The following table reflects non-employee director stock option activity for fiscal 2018, 2017, and 2016:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 3, 2015	20	$11.20		$225
Exercised	—	$—
Forfeited or expired	(20)	$11.20
Options outstanding as of October 1, 2016	—	$—		$—
No non-employee director stock options were granted during fiscal 2018, 2017, and 2016.
Pension Plan
The following table reflects the Company's defined benefits pension obligations, mainly in Switzerland and Taiwan, as of September 29, 2018 and September 30, 2017:

	As of
(in thousands)	September 29, 2018	September 30, 2017
Switzerland pension obligation	$1,980	$1,951
Taiwan pension obligation	1,256	967
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2018, 2017, and 2016:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands, except per share)	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$56,676	$56,676	$126,099	$126,099	$48,455	$48,455
DENOMINATOR:
Weighted average shares outstanding - Basic	69,380	69,380	70,906	70,906	70,477	70,477
Stock options		1		19		32
Time-based restricted stock		402		592		274
Market-based restricted stock		636		546		58
Weighted average shares outstanding - Diluted		70,419		72,063		70,841
EPS:
Net income per share - Basic	$0.82	$0.82	$1.78	$1.78	$0.69	$0.69
Effect of dilutive shares		$(0.02)		$(0.03)		$(0.01)
Net income per share - Diluted		$0.80		$1.75		$0.68

NOTE 13: INCOME TAXES
The following table reflects income or losses from continuing operations by location, the provision for income taxes and the effective tax rate for fiscal 2018, 2017, and 2016:

	Fiscal
(dollar amounts in thousands)	2018	2017	2016
United States operations	$25,211	$(4,114)	$(12,600)
Foreign operations	152,338	122,629	68,764
Income from operations before tax	177,549	118,515	56,164
Income tax expenses / (benefit)	$120,744	$(7,394)	$7,709

Effective tax rate	68.0%	(6.2)%	13.7%

The following table reflects the provision for income taxes from continuing operations for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Current:
Federal	$83,159	$(3,975)	$871
State	58	64	53
Foreign	16,980	13,290	21,841
Deferred:
Federal	23,346	(15,374)	(13,423)
State	(2)	40	12
Foreign	(2,797)	(1,439)	(1,645)
Provision for income taxes	$120,744	$(7,394)	$7,709
The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2018, 2017, and 2016:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2018	2017	2016
Computed income tax expense based on U.S. statutory rate	$43,568	$41,358	$19,658
Effect of earnings of foreign subsidiaries subject to different tax rates	(12,947)	(22,832)	(7,584)
Benefits from foreign approved enterprise zones	(20,429)	(23,294)	(8,701)
Benefits from research and development tax credits	(2,785)	(1,859)	(2,839)
Benefits from foreign tax credits	(3,939)	(26,119)	—
Provisional estimate for the one-time U.S. transition tax, net of uncertain tax positions and foreign tax credits	101,854	—	—
Remeasurement of net U.S. deferred tax assets to reflect a reduction in the U.S. federal corporate tax rate	2,760	—	—
Change in permanent reinvestment assertion	—	—	(9,696)
Tax impact on restructuring	—	—	4,238
Tax audit settlement	—	—	4,889
Effect of permanent items	(758)	778	(2,274)
Non-deductible goodwill impairment	—	8,805	—
Deferred taxes not benefited	7,366	6,458	3,585
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	5,746	6,039	4,981
Reserve for uncertain tax positions	530	2,936	208
State income tax expense (net of federal benefit)	56	60	996
Other, net	(278)	276	248
Provision for income taxes	$120,744	$(7,394)	$7,709
2017 Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings.
The Company has reflected the income tax effects of the Act for which the accounting under Accounting Standards Codification Topic 740, Income Taxes is complete. For those items for which the accounting is not yet complete, but for which a reasonable estimate could be made, we have recorded the provisional income tax expense in the Statement of Operations. As of September 29, 2018, there are no material items for which a reasonable estimate of the impact could not be made.
Due to the enactment of this legislation, we recognized a net income tax provision of $104.6 million, comprised primarily of approximately $2.8 million from the remeasurement of U.S. deferred tax assets and liabilities using the relevant tax rate at which we expect them to reverse (with a blended U.S. federal corporate tax rate of 24.5% applicable for reversals in fiscal 2018 and 21% applicable for reversals in fiscal 2019 and beyond) and approximately $101.9 million from the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of uncertain tax positions and foreign tax credits. In addition, beginning in the first quarter of fiscal 2019, we will record the income tax effects of GILTI, as well as all other tax law changes enacted by the Act.
Provisional estimate for the one-time U.S. transition tax, net of uncertain tax positions and foreign tax credits (“one-time transition tax”):
The one-time transition tax is estimated based on our accumulated post-1986 deferred foreign income not previously subject to U.S. federal and state income tax. Because the accounting and our analysis are not yet complete, the provisional income tax expense of $101.9 million represents a reasonable estimate of the potential impact of the one-time transition tax. We have elected to pay the one-time transition tax in eight annual, interest-free, installments as allowed under the Act, beginning in January 2019.
This provisional estimate relies on assumptions made based upon our current interpretation of the Act, proposed regulations, and information available through October 30, 2018. The final impact of the Act may differ significantly from this estimate, due to, among other things, changes in interpretations and assumptions made by the Company as a result of the enactment of final regulations

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

differing from proposed regulations, as well as, additional information and guidance being made available by the IRS, U.S. Department of the Treasury, FASB or other relevant governing body. The accounting for the tax effects for the Act will be completed during our financial statement period ending December 29, 2018 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).
During fiscal 2017, the Company elected to adopt the foreign tax credit for its U.S. federal tax return filings. As a result of this election, the Company has amended its U.S. tax returns from 2006 through 2015, filed its 2016 return on the same basis, and accrued the benefit for 2017.
While the Company may repatriate up to $100 million of cash held by foreign subsidiaries that has already been subject to U.S. tax to facilitate the repurchase of the Company’s common stock under the share repurchase program, we continue to consider the remainder of the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. As of September 30, 2017, we had not recorded a deferred tax liability for U.S. federal income taxes of approximately $627.0 million of undistributed foreign earnings. During fiscal 2018, as a result of the one-time transition tax, we have included approximately $496.8 million of undistributed foreign earnings as net “deemed” dividends in the United States as required by the Act. Determination of the amount of unrecognized deferred tax liability related to the remaining untaxed foreign earnings is not practicable, with the exception of certain foreign subsidiaries where we continue to retain a deferred tax liability for foreign withholding taxes of approximately $21.0 million, as those earnings may be distributed to its foreign parent company.
The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2018 and 2017:

	Fiscal
(in thousands)	2018	2017
Inventory reserves	$424	$589
Stock options	301	422
Other accruals and reserves	5,927	7,857
Domestic tax credit carryforwards	4,532	17,635
Net operating loss carryforwards	39,856	35,937
	$51,040	$62,440

Valuation allowance	$(37,249)	$(29,614)
Total long-term deferred tax asset	$13,791	$32,826

Foreign withholding tax on undistributed earnings	$21,988	$20,945
Fixed and intangible assets	8,377	11,262
Total long-term deferred tax liability	$30,365	$32,207
Total net deferred tax (liability) / asset	$(16,574)	$619

Reported as
Deferred tax asset	$9,017	$27,771
Deferred tax liability	25,591	27,152
Total net deferred tax (liability) / asset	$(16,574)	$619
As of September 29, 2018, the Company has foreign net operating loss carryforwards of $102.9 million, domestic state net operating loss carryforwards of $163.8 million, federal tax credit carryforwards of $1.2 million, and state tax credit carryforwards of $5.9 million that can reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2017 through 2035 with the exception of certain credits and foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and also limits the utilization of domestic state net operating loss carryforwards to $5.0 million annually, but recent developments may change this amount in future years. The Company has recorded a valuation allowance against domestic state tax attributes and certain foreign tax attributes.
The Company continues to evaluate the realizability of all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has projected future taxable income or deferred tax liabilities that provide a source of future

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income to benefit the deferred tax asset. As a result of this analysis, the Company continues to maintain a valuation allowance against a majority of its state deferred tax assets as the realization of these assets is not more likely than not given uncertainty of future apportioned earnings in these jurisdictions.
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2017	2016	2015
Unrecognized tax benefit, beginning of year	$12,062	$7,453	$7,101
Additions for tax positions, current year	1,482	3,657	519
Additions for tax positions, prior year	—	1,834	827
Reductions for tax positions, prior year	(506)	(882)	(994)
Unrecognized tax benefit, end of year	$13,038	$12,062	$7,453
Approximately $12.0 million of the $13.0 million of unrecognized tax benefit as of September 29, 2018, if recognized, would impact the Company's effective tax rate.
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
The Company files U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. The Company recently completed an income tax examination by the U.S. Internal Revenue Service which resulted in an insignificant impact to the financial statements. For most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carry-forwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company is currently under income tax examination by tax authorities in certain foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from these tax examinations.
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2018, 2017, and 2016, the preferential rate reduced income tax expense by approximately $20.4 million or $0.29 per share, $23.3 million or $0.32 per share and $8.7 million or $0.12 per share, respectively.

NOTE 14: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Incentive compensation expense	$25,607	$29,612	$14,661
Rent expense	$4,914	$5,071	$5,901
Warranty and retrofit expense	$13,110	$13,740	$11,557

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
The following table reflects operating information by segment for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Net revenue:
Capital Equipment	$719,390	$651,934	$488,925
APS	169,731	157,107	138,267
Net revenue	889,121	809,041	627,192
Income from operations:
Capital Equipment(1)	132,563	107,115	33,484
APS(2)	34,069	5,968	20,469
Income from operations	$166,632	$113,083	$53,953

(1)	Includes the restructuring expenses as discussed in Note 2, of $2.4 million and $6.2 million for the years ended 2017 and 2016 respectively.

(2)	Includes the restructuring expenses as discussed in Note 2, of $0.9 million and $2.4 million for the years ended 2017 and 2016 respectively
The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2018, 2017 and 2016.

	Fiscal
(in thousands)	2018	2017	2016
Capital expenditures:
Capital Equipment	$7,029	$14,415	$3,111
APS	13,412	11,273	3,190
Capital expenditures	$20,441	$25,688	$6,301

	Fiscal
(in thousands)	2018	2017	2016
Depreciation expense:
Capital Equipment	$7,435	$6,306	$6,012
APS	3,754	3,397	3,557
Depreciation expense	$11,189	$9,703	$9,569

	Fiscal
(in thousands)	2018	2017	2016
Amortization expense:
Capital Equipment	$4,203	$2,841	$2,760
APS	3,623	3,713	3,901
Amortization expense	$7,826	$6,554	$6,661
Geographical information

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016

China	$408,567	$323,803	$211,448
Taiwan	126,676	100,738	129,128
United States	68,774	57,728	47,806
Malaysia	65,354	72,329	42,368
Korea	38,551	73,410	70,593
Philippines	26,372	25,165	8,272
Vietnam	20,864	29,330	3,785
Singapore	19,648	7,119	8,770
Germany	19,018	18,754	13,043
Thailand	17,051	15,705	11,782
All other	78,246	84,960	80,197
Total destination sales to unaffiliated customers	$889,121	$809,041	$627,192

	Fiscal
(in thousands)	2018	2017	2016
Long-lived assets:
Singapore	$30,240	$31,553	$33,286
United States	23,696	43,440	18,570
China	18,333	11,148	7,459
Israel	8,460	4,549	4,810
All other	6,944	6,899	5,295
Total long-lived assets	$87,673	$97,589	$69,420

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
The following table reflects the reserve for product warranty activity for fiscal 2018, 2017, and 2016:

	Fiscal
(in thousands)	2018	2017	2016
Reserve for warranty, beginning of period	$13,796	$12,544	$10,632
Provision for warranty	12,603	11,743	11,553
Utilization of reserve	(11,925)	(10,491)	(9,641)
Reserve for warranty, end of period	$14,474	$13,796	$12,544
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of September 29, 2018:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Payments due by fiscal year
(in thousands)	Total	2019	2020	2021	2022	thereafter
Inventory purchase obligation (1)	$129,962	$129,962	$—	$—	$—	$—
Operating lease obligations (2)	18,563	3,863	3,511	2,262	1,823	7,104
Total	$148,525	$133,825	$3,511	$2,262	$1,823	$7,104

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of September 29, 2018, we recorded a financing obligation related to the Building of $16.0 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2018, 2017, and 2016:

	Fiscal
	2018	2017	2016
Haoseng Industrial Co., Ltd	12.8%	10.1%	11.5%
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of September 29, 2018 and September 30, 2017:

	As of
	September 29, 2018	September 30, 2017
Haoseng Industrial Co., Ltd	32.9%	26.2%
Super Power International Ltd.	13.6%	*
 * Represents less than 10% of total accounts receivable

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
Presented below is a summary of the unaudited quarterly financial information for fiscal 2018 and 2017 (in thousands, except per share amounts).

	Fiscal 2018 for the Quarter Ended
(in thousands, except per share amounts)	December 30	March 30	June 30	September 29	Fiscal 2018
Net revenue	$213,691	$221,772	$268,834	$184,824	$889,121
Gross profit	97,202	99,447	126,969	85,823	409,441
Income from operations	39,159	38,436	64,463	24,574	166,632
Income tax expense / (benefits)	110,412	4,800	7,282	(1,750)	120,744
Net (loss) / income	$(69,528)	$36,313	$60,256	$29,635	$56,676

Net (loss) / income per share (1):
Basic	$(0.99)	$0.52	$0.87	$0.44	$0.82
Diluted	$(0.99)	$0.51	$0.86	$0.43	$0.80

Weighted average shares outstanding:
Basic	70,577	70,361	69,125	67,462	69,380
Diluted	70,577	71,425	70,302	68,675	70,419

	Fiscal 2017 for the Quarter Ended
(in thousands, except per share amounts)	December 31	April 1	July 1	September 30	Fiscal 2017
Net revenue	$149,639	$199,613	$243,897	$215,892	$809,041
Gross profit	68,427	92,263	114,003	107,401	382,094
Income from operations	19,059	36,503	15,672	41,849	113,083
Income tax expense / (benefit)	2,573	5,151	(17,657)	2,539	(7,394)
Net income	$17,396	$32,670	$34,809	$41,224	$126,099

Net income per share (1):
Basic	$0.25	$0.46	$0.49	$0.58	$1.78
Diluted	$0.24	$0.45	$0.48	$0.57	$1.75

Weighted average shares outstanding:
Basic	70,854	70,964	71,063	70,742	70,906
Diluted	71,763	72,270	72,483	72,071	72,063
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.
NOTE 18: SUBSEQUENT EVENTS
On November 2, 2018, the Company entered into foreign exchange forward contracts with notional amounts of $10.9 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2018. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 29, 2018 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the Company's internal control over financial reporting as of September 29, 2018. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on that assessment, management has concluded that, as of September 29, 2018, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of September 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
We previously disclosed in our Form 10-K/A for the fiscal year ended September 30, 2017, and in our Forms 10-Q and 10 Q/A (as applicable) for each interim period in fiscal 2018, material weaknesses in our internal control over financial reporting in respect of (i) recording and review of manual journal entries related to our warranty accrual and accounts payable and (ii) cash disbursements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the material weaknesses identified above, we undertook a number of actions with the oversight of the Audit Committee of the Board of Directors. The following steps were taken to remediate the conditions leading to the above stated material weaknesses:
(i) Material weakness related to manual journal entries:

•	Enhanced the procedures and tightened the grant of authority approval requirements for journal entries to improve precision of the review and accountability.

•	Conducted town hall meetings throughout the Company's worldwide organization led by executive management to reinforce the Company's corporate culture and its policies and procedures.

•	Provided additional training to finance personnel on roles and responsibilities, including line of communications in the event of concerns.

•	Changed certain finance management.
(ii) Material weakness related to cash disbursements:

•	Revamped bank mandates for certain entities to tighten approval limits for cash disbursements and introduced appropriate executive management as signers to improve accountability.

•	Provided additional training to finance personnel on roles and responsibilities, including line of communications in the event of concerns.
Management has implemented the remediation actions discussed above, and has had sufficient time to test the design and operating effectiveness as of September 29, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the three months ended September 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets as of September 29, 2018 and September 30, 2017	42
	Consolidated Statements of Operations for fiscal 2018, 2017 and 2016	43
	Consolidated Statements of Comprehensive Income for fiscal 2018, 2017 and 2016	44
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2018, 2017 and 2016	45
	Consolidated Statements of Cash Flows for fiscal 2018, 2017 and 2016	46
	Notes to Consolidated Financial Statements	47

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	83
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

10.1	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.2
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.3
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.4
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

10.6
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 2012.*

10.7
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.8
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.9	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.10
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.11	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.12
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.13
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.14	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.15	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.16
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.17
Offer Letter between the Company and Deepak Sood, dated October 25, 2012, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.18
Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.19
Offer Letter between the Company and Irene Lee, dated January 28, 2014, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.20	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.21
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.22
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.23
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.24	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.25	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.26	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2018:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$79	$383		$—	$(77)	(1)	$385

Inventory reserve	$24,639	$4,897		$—	$(2,647)	(2)	$26,889

Valuation allowance for deferred taxes	$29,614	$—	(3)	$7,635	$—		$37,249

Fiscal 2017:
Allowance for doubtful accounts	$506	$(136)		$—	$(291)	(1)	$79

Inventory reserve	$21,080	$10,925		$—	$(7,366)	(2)	$24,639

Valuation allowance for deferred taxes	$27,381	$—	(3)	$2,233	$—		$29,614

Fiscal 2016:
Allowance for doubtful accounts	$621	$(115)		$—	$—	(1)	$506

Inventory reserve	$19,073	$6,676		$—	$(4,669)	(2)	$21,080

Valuation allowance for deferred taxes	$23,128	$563	(3)	$3,690	$—		$27,381

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects increase/decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 20, 2018

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 20, 2018
Fusen Chen	(principal executive officer)

/s/ LESTER WONG	Senior Vice President, Interim Chief Financial Officer and General Counsel	November 20, 2018
Lester Wong	(principal financial officer and principal accounting officer)

/s/ GARRETT E. PIERCE	Director	November 20, 2018
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	November 20, 2018
Brian R. Bachman

/s/ CHIN HU LIM	Director	November 20, 2018
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	November 20, 2018
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	November 20, 2018
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 20, 2018
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

10.1	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.2
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.3
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.4
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

10.6
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 2012.*

10.7
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.8
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.9	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.10
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.11	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.12
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.13
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.14	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.15	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.16
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.17
Offer Letter between the Company and Deepak Sood, dated October 25, 2012, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.18
Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.19
Offer Letter between the Company and Irene Lee, dated January 28, 2014, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.20	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.21
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.22
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.23
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.24	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.25	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.26	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Lester Wong, Interim Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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