Form 10-Q
period 2018-12-29
KULICKE & SOFFA INDUSTRIES INC
filed 2019-02-01
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018

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

As of January 28, 2019, there were 66,140,665 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 29, 2018

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$277,426	$320,630
Restricted cash	516	518
Short-term investments	355,000	293,000
Accounts and other receivable, net of allowance for doubtful accounts of $8 and $385 respectively	187,240	243,373
Inventories, net	109,731	115,191
Prepaid expenses and other current assets	13,667	14,561
Total current assets	943,580	987,273

Property, plant and equipment, net	77,320	76,067
Goodwill	56,340	56,550
Intangible assets, net	50,252	52,871
Deferred income taxes	9,456	9,017
Equity investments	1,330	1,373
Other assets	2,508	2,589
TOTAL ASSETS	$1,140,786	$1,185,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,437	$48,527
Accrued expenses and other current liabilities	75,905	105,978
Income taxes payable	21,115	19,571
Total current liabilities	143,457	174,076

Financing obligation	15,003	15,187
Deferred income taxes	25,359	25,591
Income taxes payable	89,295	81,491
Other liabilities	9,263	9,188
TOTAL LIABILITIES	$282,377	$305,533

Commitments and contingent liabilities (Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,309 and 84,659, respectively; outstanding 66,560 and 67,143 shares, respectively	523,117	519,244
Treasury stock, at cost, 18,749 and 17,516 shares, respectively	(274,149)	(248,664)
Retained earnings	613,525	613,529
Accumulated other comprehensive loss	(4,084)	(3,902)
TOTAL SHAREHOLDERS' EQUITY	$858,409	$880,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,140,786	$1,185,740
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	December 29, 2018	December 30, 2017
Net revenue	$157,208	$213,691
Cost of sales	82,409	116,489
Gross profit	74,799	97,202
Selling, general and administrative	30,441	27,793
Research and development	29,803	30,250
Operating expenses	60,244	58,043
Income from operations	14,555	39,159
Interest income	3,826	1,975
Interest expense	(251)	(266)
Income before income taxes	18,130	40,868
Income tax expense	10,570	110,412
Share of results of equity-method investee, net of tax	43	(16)
Net income/(loss)	$7,517	$(69,528)

Net income/(loss) per share:
Basic	$0.11	$(0.99)
Diluted	$0.11	$(0.99)

Weighted average shares outstanding:
Basic	67,176	70,577
Diluted	67,851	70,577
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	December 29, 2018	December 30, 2017
Net income/(loss)	$7,517	$(69,528)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(979)	2,370
Unrecognized actuarial gain on pension plan, net of tax	4	12
	(975)	2,382

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(72)	489
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	865	(1,046)
Net decrease/(increase) from derivatives designated as hedging instruments, net of tax	793	(557)

Total other comprehensive (loss)/income	(182)	1,825

Comprehensive income/(loss)	$7,335	$(67,703)
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
Unaudited

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive loss	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	8	195		—	—	195
Repurchase of common stock	(1,233)	—	(25,485)	—	—	(25,485)
Issuance of shares for market-based restricted stock and time-based restricted stock	642	—	—	—	—	—
Equity-based compensation	—	3,678	—	—	—	3,678
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(8,055)	—	(8,055)
Components of comprehensive income/(loss):
Net income	—	—	—	7,517	—	7,517
Other comprehensive loss	—	—	—	—	(182)	(182)
Total comprehensive income/(loss)	—	—	—	7,517	(182)	7,335
Balances as of December 29, 2018	66,560	$523,117	$(274,149)	$613,525	$(4,084)	$858,409

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
Issuance of stock for services rendered	9	195		—	—	195
Repurchase of common stock	(148)	—	(3,280)	—	—	(3,280)
Exercise of stock options	6	55		—	—	55
Issuance of shares for market-based restricted stock and time-based restricted stock	540	—	—	—	—	—
Equity-based compensation	—	2,557	—	—	—	2,557
Cumulative effect of accounting changes	—	1,414	—	4,006	—	5,420
Components of comprehensive (loss)/income:
Net loss	—	—	—	(69,528)	—	(69,528)
Other comprehensive income	—	—	—	—	1,825	1,825
Total comprehensive (loss)/income	—	—	—	(69,528)	1,825	(67,703)
Balances as of December 30, 2017	70,604	$510,736	$(160,884)	$503,558	$3,864	$857,274

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	December 29, 2018	December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$7,517	$(69,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,769	4,468
Equity-based compensation and employee benefits	3,873	3,109
Excess tax benefits from stock-based compensation	—	(50)
Adjustment for doubtful accounts	(369)	348
Adjustment for inventory valuation	189	1,352
Deferred income taxes	(648)	20,982
Gain on disposal of property, plant and equipment	24	21
Unrealized foreign currency translation	(33)	1,906
Share of results of equity-method investee	43	(16)
Changes in operating assets and liabilities:
Accounts and other receivable	56,497	24,390
Inventory	5,401	13,883
Prepaid expenses and other current assets	855	1,259
Accounts payable, accrued expenses and other current liabilities	(32,943)	(37,139)
Income taxes payable	9,883	85,339
Other, net	943	9
Net cash provided by operating activities	56,001	50,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,273)	(5,183)
Purchase of short-term investments	(231,000)	(133,000)
Maturity of short-term investments	169,000	90,000
Net cash used in investing activities	(65,273)	(48,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(183)	(166)
Proceeds from exercise of common stock options	—	55
Repurchase of common stock	(25,676)	(3,280)
Dividend payment	(8,057)	—
Net cash used in financing activities	(33,916)	(3,391)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(510)
Changes in cash, cash equivalents and restricted cash	(43,206)	(1,751)
Cash, cash equivalents and restricted cash at beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash at end of period	$277,942	$391,189

CASH PAID FOR:
Interest	$251	$266
Income taxes, net of refunds	$790	$2,299
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 29, 2018 and September 30, 2017, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended September 29, 2018. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2019 quarters end on December 29, 2018, March 30, 2019, June 29, 2019 and September 28, 2019. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2018 quarters ended on December 30, 2017, March 31, 2018, June 30, 2018 and September 29, 2018.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of December 29, 2018 and September 29, 2018 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three months ended December 29, 2018, no "triggering" events occurred.
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
Revenue Recognition
In accordance with ASC No. 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay.
The Company recognizes revenue from sales of our products, including sales to our distributors, at a point in time, generally upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where applicable, when the customer has accepted the products or upon expiration of the acceptance period. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon resale of the products.
Our business is subject to contingencies related to customer orders, including:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

•
Right of Return: A large portion of our revenue comes from the sale of equipments used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.

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

Service revenue is generally recognized over time as the services are performed. For the three months ended December 29, 2018, and December 30, 2017, the service revenue is not material.
The Company measures revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Any variable consideration such as sales incentives are recognized as a reduction of net revenue at the time of revenue recognition.
The length of time between invoicing and payment is not significant under any of our payment terms. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 9 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards is estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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
Recent Accounting Pronouncements
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance is effective for the Company beginning fiscal 2019 and requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The Company has adopted the modified retrospective approach for the transition based on the new guidance and, as of the beginning of the period of adoption, has recorded the cumulative effect of adjustments related to intra-entity transfers of intangible and fixed assets of $0.5 million prior years as an increase to retained earnings.
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
In November 2018, the FASB issued ASU 2018-20 – Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU provides guidance in several areas, including the accounting policy election for sales taxes and other similar taxes collected from lessees, accounting for certain lessor costs and accounting for variable payments for contracts with lease and nonlease components.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

These ASUs will be effective for us beginning in our first quarter of fiscal 2020. The adoption of this ASU will result in an increase in our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting this ASU will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the effects of the adoption of this ASU on our financial statements.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.
Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20” and collectively, the “new revenue standards”).
The Company has performed an evaluation of this ASU and its impact on the financial statements. This included tasks such as identifying contracts, performance obligations and reviewing the applicable revenue streams. We have completed our assessment and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements. The new standard was adopted in the first quarter of fiscal 2019 using a modified retrospective approach.
Based on our review of all our customer agreements for the affected periods, our revenue from sales of our products, such as equipment and spare parts, will continue to be recognized at a point in time, generally upon shipment or delivery to customers or distributors, depending upon the terms of the sales order, consistent with our current revenue recognition model. Revenue related to the sale of services will generally continue to be recognized over time as the services are performed. In certain instances, where collection of consideration is not probable, recognition of revenue may occur later under the new model after we have completed all of our obligations under the contract. However, when adopting the new standard, we did not identify any balances where collection of consideration is not probable. This ASU did not have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.
Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements (Topic 808). This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first quarter of 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We are currently evaluating the timing and the effects of the adoption of this ASU on our financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 29, 2018 and September 29, 2018:

	As of
(in thousands)	December 29, 2018	September 29, 2018

Short term investments, available-for-sale(1)	$355,000	$293,000

Inventories, net:
Raw materials and supplies	$63,633	$63,894
Work in process	36,204	37,829
Finished goods	36,711	40,357
	136,548	142,080
Inventory reserves	(26,817)	(26,889)
	$109,731	$115,191
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	52,323	52,449
Leasehold improvements	12,868	12,728
Data processing equipment and software	36,105	35,469
Machinery, equipment, furniture and fixtures	70,066	68,666
Construction in progress	8,492	6,940
	182,036	178,434
Accumulated depreciation	(104,716)	(102,367)
	$77,320	$76,067
Accrued expenses and other current liabilities:
Wages and benefits	$19,391	$44,505
Accrued customer obligations (2)	33,491	34,918
Dividend payable	8,055	8,057
Commissions and professional fees	3,981	5,549
Deferred rent	1,820	1,847
Severance	717	1,415
Other	8,450	9,687
	$75,905	$105,978

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 29, 2018 and December 30, 2017.

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
The Company performed its annual impairment test in the fourth quarter of fiscal 2018 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a noncash impairment in the future.
During the three months ended December 29, 2018, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.

The following table summarizes the Company's recorded goodwill as of December 29, 2018 and September 29, 2018:

	As of
(in thousands)	December 29, 2018	September 29, 2018
Capital Equipment	$29,993	$30,159
APS	26,347	26,391
Total goodwill	$56,340	$56,550

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of December 29, 2018 and September 29, 2018:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of		Average estimated
(dollar amounts in thousands)	December 29, 2018	September 29, 2018	useful lives (in years)
Developed technology	$89,687	$90,500	7.0 to 15.0
Accumulated amortization	(46,153)	(45,229)
Net developed technology	$43,534	$45,271

Customer relationships	$35,896	$36,131	5.0 to 6.0
Accumulated amortization	(30,352)	(29,820)
Net customer relationships	$5,544	$6,311

Trade and brand names	$7,338	$7,377	7.0 to 8.0
Accumulated amortization	(6,164)	(6,088)
Net trade and brand name	$1,174	$1,289

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$50,252	$52,871

The following table reflects estimated annual amortization expense related to intangible assets as of December 29, 2018:

As of
(in thousands)	December 29, 2018
Remaining fiscal 2019	$5,645
Fiscal 2020	7,526
Fiscal 2021	5,451
Fiscal 2022	4,467
Fiscal 2023 and onwards	27,163
Total amortization expense	$50,252

NOTE 4: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of December 29, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$53,793	$—	$—	$53,793
Cash equivalents:
Money market funds (1)	153,617	—	—	153,617
Time deposits (2)	70,016	—	—	70,016
Total cash and cash equivalents	$277,426	$—	$—	$277,426
Restricted Cash (2)	516	—	—	516
Total cash, cash equivalents, and restricted cash	$277,942	$—	$—	$277,942
Short-term investments (2):
Time deposits	256,000	—	—	256,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$355,000	$—	$—	$355,000
Total cash, cash equivalents, restricted cash and short-term investments	$632,942	$—	$—	$632,942

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 29, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,446	$—	$—	$42,446
Cash equivalents:
Money market funds (1)	209,172	—	(5)	209,167
Time deposits (2)	69,017	—	—	69,017
Total cash and cash equivalents	$320,635	$—	$(5)	$320,630
Restricted Cash (2)	518	—	—	518
Total cash, cash equivalents, and restricted cash	$321,153	$—	$(5)	$321,148
Short-term investments (2):
Time deposits	197,000	—	—	197,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$293,000	$—	$—	$293,000
Total cash, cash equivalents, restricted cash and short-term investments	$614,153	$—	$(5)	$614,148

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of December 29, 2018 and September 29, 2018:

	As of
(in thousands)	December 29, 2018	September 29, 2018
Equity method investment	$1,330	$1,373
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 29, 2018.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of December 29, 2018 and September 29, 2018 was as follows:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of
(in thousands)	December 29, 2018		September 29, 2018
	Notional Amount	Fair Value (Liability) Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$32,540	(278)	$43,095	$(1,071)
Total derivatives	$32,540	(278)	$43,095	$(1,071)

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 29, 2018 and December 30, 2017 are as follows:

(in thousands)	Three months ended
	December 29, 2018	December 30, 2017
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax(1)	$(72)	$489
Net (loss)/gain reclassified from accumulated OCI into income, net of tax(2)	$(865)	$1,046

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of December 29, 2018, the financing obligation related to the Building is $15.8 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 29, 2018, the outstanding amount is $3.0 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.

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
The following table reflects the Company’s contributions to the Plan during the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Cash	$494	$501
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 29, 2018, the Company repurchased a total of 1.2 million shares of common stock under the Program at a cost of $25.5 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of December 29, 2018, our remaining stock repurchase authorization under the Program was approximately $72.2 million.
Dividends
On December 12, 2018, the Board of Directors declared quarterly dividend of $0.12 per share of common stock. Dividends paid during the three months ended December 29, 2018 totaled $8.1 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of December 29, 2018 and September 29, 2018:

	As of
(in thousands)	December 29, 2018	September 29, 2018
Loss from foreign currency translation adjustments	$(2,190)	$(1,211)
Unrecognized actuarial loss on pension plan, net of tax	(1,616)	(1,620)
Unrealized loss on hedging	(278)	(1,071)
Accumulated other comprehensive loss	$(4,084)	$(3,902)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of December 29, 2018, 4.0 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 29, 2018 and December 30, 2017 was based upon awards ultimately expected to vest. Following the early adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in this quarter, forfeitures have been accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(shares in thousands)	December 29, 2018	December 30, 2017
Time-based RSUs	507	430
Relative TSR PSUs	157	153
Special/Growth PSUs	52	59
Common stock	8	9
Equity-based compensation in shares	724	651
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Cost of sales	$150	$132
Selling, general and administrative	2,925	2,323
Research and development	798	654
Total equity-based compensation expense	$3,873	$3,109

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Time-based RSUs	$2,141	$2,135
Relative TSR PSUs	1,375	723
Special/Growth PSUs	162	56
Common stock	195	195
Total equity-based compensation expense	$3,873	$3,109

NOTE 10: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended December 29, 2018, and December 30, 2017, the service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for disclosure on the Company's revenue recognition.
The Company disaggregates revenue based on our reportable segments. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 13: Segment information, for disclosure of disaggregated revenue.
Contract Liabilities
Our contract liabilities are primarily relates to advance payments received from customers to secure product in future periods where we have received amounts in advance of satisfying performance obligations and are reported in the accompanying consolidated condensed balance sheets within accrued expenses and other current liabilities.
Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized from customers purchasing product under advance payment arrangements upon meeting the performance obligations.
The following table shows the changes in contract liability balances during the three months ended December 29, 2018:

(in thousands)
Contract liabilities as at September 29, 2018	$997
Revenue recognized	(3,178)
Additions	2,729
Contract liabilities as at December 29, 2018	$548

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands, except per share data)	December 29, 2018		December 30, 2017
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income/(loss)	$7,517	$7,517	$(69,528)	$(69,528)
DENOMINATOR:
Weighted average shares outstanding - Basic	67,176	67,176	70,577	70,577
Dilutive effect of Equity Plans		675		—
Weighted average shares outstanding - Diluted		67,851		70,577
EPS:
Net income/(loss) per share - Basic	$0.11	$0.11	$(0.99)	$(0.99)
Effect of dilutive shares		—		—
Net income/(loss) per share - Diluted		$0.11		$(0.99)

NOTE 12: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(dollar amounts in thousands)	December 29, 2018	December 30, 2017
Income tax expense	$10,570	$110,412
Effective tax rate	58.4%	270.2%
For the three months ended December 29, 2018, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to an adjustment to the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”), foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, foreign tax credit, and the impact of tax holidays.
For the three months ended December 30, 2017, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to the enactment of the Act, foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, foreign tax credit, and the impact of tax holidays.
The decrease in tax expense for the three months ended December 29, 2018 of $10.6 million from the tax expense for the three months ended December 30, 2017 of $110.4 million was primarily related to the enactment of the Act and lower worldwide profits in the first quarter of fiscal 2019, net of $7.7 million tax expense primarily related to an adjustment to the one-time transition tax due to new guidance issued by the U.S. Department of Treasury on November 28, 2018.
The Company's future effective tax rate would be affected by the decrease in earnings in countries where it has lower statutory rates or increase in earnings in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118"), the accounting for the tax effects for the Act has been completed in the first quarter of fiscal 2019. In addition, the Company has made an accounting policy election to record tax effects of its global intangible low-taxed income as a period cost in the period the tax is incurred.

NOTE 13: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company's Chief Executive Officer is the Company's chief operating decision maker. The chief operating decision maker does not review discrete asset information. The Company operates two reportable segments consisting of: (i) Capital Equipment; and (ii) Aftermarket Products and Services ("APS").
The following table reflects operating information by segment for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Net revenue:
Capital Equipment	$115,938	$171,603
APS	41,270	42,088
Net revenue	157,208	213,691
Income from operations:
Capital Equipment	5,130	29,981
APS	9,425	9,178
Income from operations	$14,555	$39,159
The following tables reflect capital expenditures, depreciation expense and amortization expense for the three months ended December 29, 2018 and December 30, 2017.

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Capital expenditures:
Capital Equipment	$2,184	$1,835
APS	2,758	4,422
	$4,942	$6,257

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Depreciation expense:
Capital Equipment	$1,738	$1,788
APS	1,154	737
	$2,892	$2,525

Amortization expense:
Capital Equipment	$1,007	$1,043
APS	870	900
	$1,877	$1,943

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
The following table reflects the reserve for warranty activity for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands)	December 29, 2018	December 31, 2017
Reserve for warranty, beginning of period	$14,475	$13,796
Provision for warranty	3,086	2,960
Utilization of reserve	(3,160)	(3,064)
Reserve for warranty, end of period	$14,401	$13,692
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of December 29, 2018:

		Payments due by fiscal year
(in thousands)	Total	2019	2020	2021	2022	thereafter
Inventory purchase obligation (1)	$109,536	$109,536	$—	$—	$—	$—
Operating lease obligations (2)	18,027	2,928	3,603	2,340	1,912	7,244
Total	$127,563	$112,464	$3,603	$2,340	$1,912	$7,244

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable, however, some orders impose varying penalties and charges in the event of cancellation.

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2027 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of December 29, 2018, we recorded a financing obligation related to the Building of $15.8 million (see Note 8 above). The financing obligation is not reflected in the table above.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 29, 2018 and December 30, 2017.

	Three months ended
	December 29, 2018	December 30, 2017
Micron Technology, Inc	18.5%	*
Haoseng Industrial Company Limited (1)	*	10.9%
Tesla, Inc	*	10.9%
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 29, 2018 and December 30, 2017:

	As of
	December 29, 2018	December 30, 2017
Micron Technology, Inc	17.7%	*
Haoseng Industrial Company Limited (1)	15.5%	29.6%
Super Power International (1)	15.4%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 15: SUBSEQUENT EVENTS
On January 22, 2019, the Company entered into foreign exchange forward contracts with notional amount of $13.9 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.
On January 31, 2019, the Company made a $5.0 million investment in one of our collaborative partners. The investment is accounted for under ASC 321- Investments- Equity Securities.
On January 31, 2019, the Board of Directors increased the share repurchase authorization under the Program by an additional $100 million to $300 million.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our amended Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
OVERVIEW
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") designs, manufactures and sells capital equipment and tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. In addition, we have a portfolio of equipment that are used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers ("IDMs"), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
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
The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of December 29, 2018, with six operating segments within the Capital Equipment reportable segment and six operating segments within APS reportable segment.
Our Capital Equipment segment is comprised of the manufacturing and selling of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers. Our APS segment is comprised of the manufacturing and selling of a variety of tools for a broad range of semiconductor packaging applications, spare parts, equipment repair, maintenance and servicing, training services, refurbishment and upgrades for our equipment.

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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 29, 2018, our total cash, cash equivalents, restricted cash and short-term investments were $632.9 million, a $18.8 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. Gen-S is our smart bonder series and RAPID™ is the first product in the series to address the Industry 4.0 requirements. The key features of this series include Real-time Process & Performance Monitoring, Real-time Equipment Health Monitoring, Advanced Data Analytics & Traceability, Predictive Maintenance Monitoring & Analysis, and Detection & Enhanced Post bond Inspection.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our Gen-S platforms (Rapid™ MEM) to address opportunities in memory assembly, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it increases synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Although many of these initiatives are in the early stages of development, some have already yielded results such as the Asterion™ hybrid wedge bonder which is built on an enhanced architecture that includes an expanded bond area, new robust pattern recognition capabilities and extremely tight process controls. Another example of our developing equipment for high-growth niche markets is our AT Premier PLUS. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available in the market. We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
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
Products and Services
The following tables reflect net revenue by business segment for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
	December 29, 2018		December 30, 2017
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$115,938	73.7%	$171,603	80.3%
APS	41,270	26.3%	42,088	19.7%
	$157,208	100.0%	$213,691	100.0%

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(dollar amounts in thousands)	December 29, 2018	December 30, 2017	$ Change	% Change
Net revenue	$157,208	$213,691	$(56,483)	(26.4)%
Cost of sales	82,409	116,489	(34,080)	(29.3)%
Gross profit	74,799	97,202	(22,403)	(23.0)%
Selling, general and administrative	30,441	27,793	2,648	9.5%
Research and development	29,803	30,250	(447)	(1.5)%
Operating expenses	60,244	58,043	2,201	3.8%
Income from operations	$14,555	$39,159	$(24,604)	(62.8)%

Our net revenues for the three months ended December 29, 2018 decreased as compared to our net revenues for the three months ended December 30, 2017. The decrease in net revenue was primarily due to lower volume as a result of lower demand from our customers, particularly in our Capital Equipment segment. The lower volume was primarily due to lower market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results are adversely impacted by volatile worldwide economic conditions. Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.
Net Revenue
Approximately 93.4% and 85.7% of our net revenue for the three months ended December 29, 2018 and December 30, 2017, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 37.7% and 40.3% of our net revenue for the three months ended December 29, 2018 and December 30, 2017, respectively, was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(dollar amounts in thousands)	December 29, 2018	December 30, 2017	$ Change	% Change
Capital Equipment	$115,938	$171,603	$(55,665)	(32.4)%
APS	41,270	42,088	(818)	(1.9)%
Total net revenue	$157,208	$213,691	$(56,483)	(26.4)%

Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three months ended December 29, 2018 and December 30, 2017:

	December 29, 2018 vs. December 30, 2017
	Three months ended
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(2,118)	$(53,547)	$(55,665)
For the three months ended December 29, 2018, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume and unfavorable price variance. The lower sales volume was primarily due to lower market demand in consumer, enterprise, automotive and industrial applications. The unfavorable price variance was primarily due to competition in power module, power discrete and battery application.
APS
The following table reflects the components of APS net revenue change between the three months ended December 29, 2018 and December 30, 2017:

	December 29, 2018 vs. December 30, 2017
	Three months ended
(in thousands)	Price	Volume	$ Change
APS	$(3,296)	$2,478	$(818)
For the three months ended December 29, 2018, the lower Aftermarket Product and Services net revenue as compared to prior year period was primarily due to price reduction in consumable business as a result of competition and partially offset by higher contribution from capillaries, spares and wedge bonder consumables.
Gross Profit
The following tables reflect gross profit by reportable segment for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(dollar amounts in thousands)	December 29, 2018	December 30, 2017	$ Change	% Change
Capital Equipment	$50,931	$74,584	$(23,653)	(31.7)%
APS	23,868	22,618	1,250	5.5%
Total gross profit	$74,799	$97,202	$(22,403)	(23.0)%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended		Basis Point
	December 29, 2018	December 30, 2017	Change
Capital Equipment	43.9%	43.5%	40
APS	57.8%	53.7%	410
Total gross margin	47.6%	45.5%	210

Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three months ended December 29, 2018 and December 30, 2017:

	December 29, 2018 vs. December 30, 2017
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(2,118)	$1,746	$(23,281)	$(23,653)
For the three months ended December 29, 2018, the lower Capital Equipment gross profit as compared to the prior year period was primarily due to lower volume and unfavorable price variance. The lower sales volume was primarily due to lower market demand in consumer, enterprise, automotive and industrial applications. The unfavorable price variance was primarily due to competition in power module, power discrete and battery application. The lower volume and unfavorable price variance were partially offset by lower cost as a result of lower manufacturing activities.
APS
The following table reflects the components of APS gross profit change between the three months ended December 29, 2018 and December 30, 2017:

	December 29, 2018 vs. December 30, 2017
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
APS	$(3,296)	$916	$3,630	$1,250
For the three months ended December 29, 2018, the higher Aftermarket Product and Services gross profit as compared to prior year period was primarily due to higher contribution from capillaries, spares, wedge bonder consumables, and lower cost, and partially offset by price reduction in consumable business as a result of compeition.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended		Basis point
	December 29, 2018	December 30, 2017	change
Selling, general & administrative	19.4%	13.0%	640
Research & development	19.0%	14.2%	480
Total	38.4%	27.2%	1,120

Selling, General and Administrative (“SG&A”)
For the three months ended December 29, 2018, higher SG&A expenses as compared to prior year period was primarily due to $2.8 million higher staff costs, and $1.6 million net unfavorable variance in foreign exchange due to weakening of US dollar against foreign currencies. These are partially offset by $1.3 million lower severance expense and $0.7 million net favorable change in doubtful debt accounts as we were able to collect balances from a customer that were previously reserved.
Research and Development (“R&D”)
For the three months ended December 29, 2018, the R&D expenses have remained generally consistent compared to prior period.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(dollar amounts in thousands)	December 29, 2018	December 30, 2017	$ Change	% Change
Interest income	$3,826	$1,975	$1,851	93.7%
Interest expense	$(251)	$(266)	$15	(5.6)%

For the three months ended December 29, 2018, interest income was higher as compared to the prior year period. This was primarily due to higher interest rates and a larger average cash, cash equivalents and short-term investments balance.
Interest expense for the three months ended December 29, 2018 and December 30, 2017 was attributable to the interest on financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 8 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(dollar amounts in thousands)	December 29, 2018	December 30, 2017
Income tax expense	$10,570	$110,412
Effective tax rate	58.4%	270.2%
Please refer to Note 12 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended December 29, 2018 and December 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of December 29, 2018 and September 29, 2018:

	As of
(dollar amounts in thousands)	December 29, 2018	September 29, 2018	Change
Cash and cash equivalents	$277,426	$320,630	$(43,204)
Restricted cash	516	518	(2)
Short-term investments	355,000	293,000	62,000
Total cash, cash equivalents, restricted cash and short-term investments	$632,942	$614,148	$18,794
Percentage of total assets	55.5%	51.8%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the three months ended December 29, 2018 and December 30, 2017:

	Three months ended
(in thousands)	December 29, 2018	December 30, 2017
Net cash provided by operating activities	$56,001	$50,333
Net cash used in investing activities	(65,273)	(48,183)
Net cash used in financing activities	(33,916)	(3,391)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(510)
Changes in cash, cash equivalents and restricted cash	$(43,206)	$(1,751)
Cash, cash equivalents and restricted cash, beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash, end of period	$277,942	$391,189

Three months ended December 29, 2018
Net cash provided by operating activities was primarily due to the increase in net change in operating assets and liabilities of $40.6 million, non-cash adjustments to net income of $7.8 million and net income of $7.5 million. The increase in net change in operating assets and liabilities was primarily driven by a decrease in accounts and notes receivable of $56.5 million related to the slower sales levels, increase in income tax payable of $9.9 million and a decrease in inventory of $5.4 million. This was partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $32.9 million, also related to the slower sales levels.
The decrease in accounts receivables was due to higher sales in the fourth quarter of fiscal 2018 as compared to the first quarter of fiscal 2019 as well as timing of collections. The increase in income tax payable was mainly due to additional tax payable (refer to Note 12 of Item 1 for discussion on the provision for income taxes). The decrease in inventory was due to lower manufacturing activities in first quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018. The lower accounts payable, accrued expenses and other current liabilities was primarily due to lower accruals on incentive compensation and other bonuses as a result of payment made in the first quarter of fiscal 2019.
Net cash used in investing activities was due to net purchases of short-term investments of $62.0 million, and capital expenditures of $3.3 million.
Net cash used in financing activities was primarily due to common stock repurchases of $25.7 million and dividend payment of $8.1 million.
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
Net cash used in investing activities was due to purchases of short-term investments of $133.0 million and capital expenditures of $5.2 million. This was offset by the proceeds from the maturity of short-term investments of $90.0 million.
Net cash used in financing activities was primarily due to repurchase of common stock of $3.3 million.
Fiscal 2019 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2019 capital expenditures to be between $24.0 million and $28.0 million, of which approximately $5 million has been incurred through the first quarter. The actual amounts for 2019 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of December 29, 2018 and September 29, 2018, approximately $600.3 million and $545.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Tax Cuts and Jobs

Act of 2017, signed into law on December 22, 2017, the cash amount as of December 29, 2018 is expected to be available for use in the U.S. without incurring additional U.S. income tax.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 29, 2018, the Company repurchased a total of 1.2 million shares of common stock under the Program at a cost of $25.5 million. As of December 29, 2018, our remaining stock repurchase authorization under the Program was approximately $72.2 million.
Dividends
On December 12, 2018, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three months ended December 29, 2018 totaled $8.1 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 29, 2018 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of December 29, 2018, the Company had deferred tax liabilities of $25.4 million and long-term tax payable of $13.8 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.7 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 29, 2018:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$109,536	$109,536	$—	$—	$—
Operating lease obligations (2)	18,027	3,899	5,487	3,698	4,943
Long-term tax payable (3) (reflected on our Balance Sheets)	75,447	6,642	13,285	13,285	42,235
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,546	41	406	983	116
Total	$204,556	$120,118	$19,178	$17,966	$47,294

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of December 29, 2018, we recorded a financing obligation of $15.8 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the Act. (Refer to Note 12 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 29, 2018, the outstanding amount is $3.0 million. In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
As of December 29, 2018, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of December 29, 2018, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $1.0 to $2.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $32.5 million outstanding as of December 29, 2018.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2018 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 29, 2018 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2018 Annual Report on Form 10-K.
Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended December 29, 2018 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2018 to October 27, 2018	346	$21.67	346	$90.2
October 28, 2018 to December 1, 2018	459	$20.84	459	$80.6
December 2, 2018 to December 29, 2018	428	$19.69	428	$72.2
For the three months ended December 29, 2018	1,233		1,233
(1) On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase of up to $100 million in total of the Company's common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. -    EXHIBITS

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 1, 2019	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.