Form 10-Q
period 2019-03-30
KULICKE & SOFFA INDUSTRIES INC
filed 2019-05-03
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Without Par Value	KLIC	The Nasdaq Global Market

As of April 30, 2019, there were 65,019,529 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 30, 2019

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	March 30, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$418,872	$320,630
Restricted cash	465	518
Short-term investments	208,000	293,000
Accounts and other receivable, net of allowance for doubtful accounts of $0 and $385, respectively	138,844	243,373
Inventories, net	102,549	115,191
Prepaid expenses and other current assets	13,638	14,561
Total current assets	882,368	987,273
Property, plant and equipment, net	76,343	76,067
Goodwill	56,050	56,550
Intangible assets, net	47,421	52,871
Deferred income taxes	9,232	9,017
Equity investments	6,301	1,373
Other assets	2,430	2,589
TOTAL ASSETS	$1,080,145	$1,185,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$10,004	$—
Accounts payable	33,378	48,527
Accrued expenses and other current liabilities	64,813	105,978
Income taxes payable	14,553	19,571
Total current liabilities	122,748	174,076
Financing obligation	14,893	15,187
Deferred income taxes	25,263	25,591
Income taxes payable	84,627	81,491
Other liabilities	9,400	9,188
TOTAL LIABILITIES	$256,931	$305,533

Commitments and contingent liabilities (Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,323 and 84,659, respectively; outstanding 65,349 and 67,143 shares, respectively	526,419	519,244
Treasury stock, at cost, 19,974 and 17,516 shares, respectively	(301,071)	(248,664)
Retained earnings	601,913	613,529
Accumulated other comprehensive loss	(4,047)	(3,902)
TOTAL SHAREHOLDERS' EQUITY	$823,214	$880,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,080,145	$1,185,740
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net revenue	$115,908	$221,772	$273,116	$435,463
Cost of sales	60,335	122,325	142,744	238,814
Gross profit	55,573	99,447	130,372	196,649
Selling, general and administrative	28,461	32,354	58,902	60,147
Research and development	29,577	28,657	59,380	58,907
Operating expenses	58,038	61,011	118,282	119,054
(Loss)/income from operations	(2,465)	38,436	12,090	77,595
Interest income	3,865	2,986	7,691	4,961
Interest expense	(254)	(270)	(505)	(536)
Income before income taxes	1,146	41,152	19,276	82,020
Income tax expense	4,672	4,800	15,242	115,212
Share of results of equity-method investee, net of tax	29	39	72	23
Net (loss)/income	$(3,555)	$36,313	$3,962	$(33,215)

Net (loss)/income per share:
Basic	$(0.05)	$0.52	$0.06	$(0.47)
Diluted	$(0.05)	$0.51	$0.06	$(0.47)

Weighted average shares outstanding:
Basic	65,930	70,361	66,530	70,467
Diluted	65,930	71,425	67,344	70,467
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
Unaudited

	Three months ended		Six months ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net (loss)/income	$(3,555)	$36,313	$3,962	$(33,215)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(409)	5,222	(1,388)	7,592
Unrecognized actuarial gain/(loss) on pension plan, net of tax	18	(37)	22	(25)
	(391)	5,185	(1,366)	7,567

Derivatives designated as hedging instruments:
Unrealized gain on derivative instruments, net of tax	161	540	88	1,029
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	267	(494)	1,132	(1,540)
Net decrease/(increase) from derivatives designated as hedging instruments, net of tax	428	46	1,220	(511)

Total other comprehensive income/(loss)	37	5,231	(146)	7,056

Comprehensive (loss)/income	$(3,518)	$41,544	$3,816	$(26,159)
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
Unaudited

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive loss	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(1,233)	—	(25,485)	—	—	(25,485)
Issuance of shares for market-based restricted stock and time-based restricted stock	642	—	—	—	—	—
Equity-based compensation	—	3,678	—	—	—	3,678
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(8,055)	—	(8,055)
Components of comprehensive income/(loss):
Net income	—	—	—	7,517	—	7,517
Other comprehensive loss	—	—	—	—	(182)	(182)
Total comprehensive income/(loss)	—	—	—	7,517	(182)	7,335
Balances as of December 29, 2018	66,560	$523,117	$(274,149)	$613,525	$(4,084)	$858,409
Issuance of stock for services rendered	10	195	—	—	—	195
Repurchase of common stock	(1,225)	—	(26,922)	—	—	(26,922)
Issuance of shares for market-based restricted stock and time-based restricted stock	4	—	—	—	—	—
Equity-based compensation	—	3,107	—	—	—	3,107
Cash dividend declared	—	—	—	(8,057)	—	(8,057)
Components of comprehensive income:
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive income	—	—	—	—	37	37
Total comprehensive (loss)/income	—	—	—	(3,555)	37	(3,518)
Balances as of March 30, 2019	65,349	$526,419	$(301,071)	$601,913	$(4,047)	$823,214

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
Unaudited

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
Issuance of stock for services rendered	9	195	—	—	—	195
Repurchase of common stock	(148)	—	(3,280)	—	—	(3,280)
Exercise of stock options	6	55	—	—	—	55
Issuance of shares for market-based restricted stock and time-based restricted stock	540	—	—	—	—	—
Equity-based compensation	—	2,557	—	—	—	2,557
Cumulative effect of accounting changes	—	1,414	—	4,006	—	5,420
Components of comprehensive (loss)/income:
Net loss	—	—	—	(69,528)	—	(69,528)
Other comprehensive income	—	—	—	—	1,825	1,825
Total comprehensive (loss)/income	—	—	—	(69,528)	1,825	(67,703)
Balances as of December 30, 2017	70,604	$510,736	$(160,884)	$503,558	$3,864	$857,274
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(898)	—	(21,470)	—	—	(21,470)
Issuance of shares for market-based restricted stock and time-based restricted stock	73	—	—	—	—	—
Equity-based compensation	—	2,384	—	—	—	2,384
Components of comprehensive income:
Net income	—	—	—	36,313	—	36,313
Other comprehensive income	—	—	—	—	5,231	5,231
Total comprehensive income	—	—	—	36,313	5,231	41,544
Balances as of March 31, 2018	69,787	$513,315	$(182,354)	$539,871	$9,095	$879,927

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	March 30, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,962	$(33,215)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,006	9,212
Equity-based compensation and employee benefits	7,175	5,331
Excess tax benefits from stock-based compensation	—	(50)
Adjustment for doubtful accounts	(385)	678
Adjustment for inventory valuation	1,164	2,822
Deferred income taxes	(665)	22,823
Loss/(gain) on disposal of property, plant and equipment	4	(425)
Unrealized foreign currency translation	270	6,046
Share of results of equity-method investee	72	23
Changes in operating assets and liabilities:
Accounts and other receivable	104,898	(26,328)
Inventory	11,421	157
Prepaid expenses and other current assets	1,235	160
Accounts payable, accrued expenses and other current liabilities	(54,850)	(9,793)
Income taxes payable	(1,341)	79,908
Other, net	369	(276)
Net cash provided by operating activities	83,335	57,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,311)	(11,700)
Proceeds from sales of property, plant and equipment	—	244
Purchase of equity investments	(5,000)	—
Purchase of short-term investments	(340,000)	(325,000)
Maturity of short-term investments	425,000	253,000
Net cash provided by /(used in) investing activities	73,689	(83,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(378)	(346)
Proceeds from exercise of common stock options	—	55
Repurchase of common stock	(52,606)	(23,950)
Dividend payment	(16,112)	—
Proceeds from short term debt	10,004	—
Net cash used in financing activities	(59,092)	(24,241)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	257	(1,630)
Changes in cash, cash equivalents and restricted cash	98,189	(52,254)
Cash, cash equivalents and restricted cash at beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash at end of period	$419,337	$340,686

CASH PAID FOR:
Interest	$505	$536
Income taxes, net of refunds	$16,689	$10,728
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
Use of Estimates
The preparation of consolidated condensed financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated condensed financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, the valuation estimates and assessment of impairment and observable price adjustments, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions also are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of March 30, 2019 and September 29, 2018 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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
Equity Investments
The Company invests in equity securities in companies to promote business and strategic objectives. Equity investments are measured and recorded as follows:

•
Equity method investments are equity securities in investees that provide the Company with the ability to exercise significant influence in which it lacks a controlling financial interest. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded as share of results of equity-method investee, net of tax.

•
Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and six months ended March 30, 2019, no "triggering" events occurred.
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

Service revenue is generally recognized over time as the services are performed. For the three and six months ended March 30, 2019, and March 31, 2018, the service revenue is not material.
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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Consolidated Condensed Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of property, plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

These ASUs will be effective for us beginning in our first quarter of fiscal 2020. The adoption of these ASUs will result in an increase in our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting these ASUs will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the effects of the adoption of these ASUs on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of March 30, 2019 and September 29, 2018:

	As of
(in thousands)	March 30, 2019	September 29, 2018

Short term investments, available-for-sale(1)	$208,000	$293,000

Inventories, net:
Raw materials and supplies	$58,629	$63,894
Work in process	34,405	37,829
Finished goods	36,951	40,357
	129,985	142,080
Inventory reserves	(27,436)	(26,889)
	$102,549	$115,191
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements (2)	42,083	41,616
Leasehold improvements (2)	23,913	23,561
Data processing equipment and software	36,157	35,469
Machinery, equipment, furniture and fixtures	73,671	68,666
Construction in progress	6,327	6,940
	184,333	178,434
Accumulated depreciation	(107,990)	(102,367)
	$76,343	$76,067
Accrued expenses and other current liabilities:
Accrued customer obligations (3)	$28,091	$34,918
Wages and benefits	15,796	44,505
Dividend payable	8,056	8,057
Commissions and professional fees	2,879	5,549
Deferred rent	1,794	1,847
Severance	647	1,415
Other	7,550	9,687
	$64,813	$105,978

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 30, 2019 and March 31, 2018.

(2)
Certain balances as at September 29, 2018 relating to Property, plant and equipment have been reclassified. These reclassifications have no impact to the Consolidated Balance Sheet as at September 29, 2018.

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
During the three and six months ended March 30, 2019, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
The following table summarizes the Company's recorded goodwill as of March 30, 2019 and September 29, 2018:

	As of
(in thousands)	March 30, 2019	September 29, 2018
Capital Equipment	$29,763	$30,159
APS	26,287	26,391
Total goodwill	$56,050	$56,550

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of March 30, 2019 and September 29, 2018:

	As of		Average estimated
(dollar amounts in thousands)	March 30, 2019	September 29, 2018	useful lives (in years)
Developed technology	$88,578	$90,500	7.0 to 15.0
Accumulated amortization	(46,969)	(45,229)
Net developed technology	$41,609	$45,271

Customer relationships	$35,583	$36,131	5.0 to 6.0
Accumulated amortization	(30,825)	(29,820)
Net customer relationships	$4,758	$6,311

Trade and brand names	$7,284	$7,377	7.0 to 8.0
Accumulated amortization	(6,230)	(6,088)
Net trade and brand names	$1,054	$1,289

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$47,421	$52,871

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of March 30, 2019:

As of
(in thousands)	March 30, 2019
Remaining fiscal 2019	$3,689
Fiscal 2020	7,378
Fiscal 2021	5,344
Fiscal 2022	4,379
Fiscal 2023 and onwards	26,631
Total amortization expense	$47,421

NOTE 4: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of March 30, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$223,814	$—	$—	$223,814
Cash equivalents:
Money market funds (1)	125,043	—	(2)	125,041
Time deposits (2)	70,017	—	—	70,017
Total cash and cash equivalents	$418,874	$—	$(2)	$418,872
Restricted Cash (2)	465	—	—	465
Total cash, cash equivalents, and restricted cash	$419,339	$—	$(2)	$419,337
Short-term investments (2):
Time deposits	109,000	—	—	109,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$208,000	$—	$—	$208,000
Total cash, cash equivalents, restricted cash and short-term investments	$627,339	$—	$(2)	$627,337

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 29, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,446	$—	$—	$42,446
Cash equivalents:
Money market funds (1)	209,172	—	(5)	209,167
Time deposits (2)	69,017	—	—	69,017
Total cash and cash equivalents	$320,635	$—	$(5)	$320,630
Restricted Cash (2)	518	—	—	518
Total cash, cash equivalents, and restricted cash	$321,153	$—	$(5)	$321,148
Short-term investments (2):
Time deposits	197,000	—	—	197,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$293,000	$—	$—	$293,000
Total cash, cash equivalents, restricted cash and short-term investments	$614,153	$—	$(5)	$614,148

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of March 30, 2019 and September 29, 2018:

	As of
(in thousands)	March 30, 2019	September 29, 2018
Non-marketable equity securities(1)	$5,000	$—
Equity method investments	1,301	1,373
Total	$6,301	$1,373

(1)
On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the three and six months ended March 30, 2019, there was no impairment or adjustment to the observable price.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended March 30, 2019.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of March 30, 2019 and September 29, 2018 was as follows:

	As of
(in thousands)	March 30, 2019		September 29, 2018
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$35,511	$150	$43,095	$(1,071)
Total derivatives	$35,511	$150	$43,095	$(1,071)

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended March 30, 2019 and March 31, 2018 are as follows:

(in thousands)	Three months ended		Six months ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax(1)	$161	$540	$88	$1,029
Net (loss)/gain reclassified from accumulated OCI into income, net of tax(2)	$(267)	$494	$(1,132)	$1,540

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of March 30, 2019, the financing obligation related to the Building is $15.7 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 30, 2019, the outstanding amount is $3.1 million.
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $100.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of Kulicke and Soffa Pte Ltd. or encumber its assets with material security interests (including any pledge of monies in Kulicke and Soffa Pte Ltd.’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of March 30, 2019, the outstanding amount under the Facility Agreements is $10.0 million.
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
The following table reflects the Company’s contributions to the Plan during the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cash	$369	$352	$863	$853
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 30, 2019, the Company repurchased a total of 1.2 million and 2.5 million shares of common stock under the Program at a cost of $26.9 million and $52.4 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of March 30, 2019, our remaining stock repurchase authorization under the Program was approximately $145.3 million.
Dividends
On February 28, 2019 and December 12, 2018, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and six months ended March 30, 2019 totaled $8.1 million and$16.1 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of March 30, 2019 and September 29, 2018:

	As of
(in thousands)	March 30, 2019	September 29, 2018
Loss from foreign currency translation adjustments	$(2,598)	$(1,211)
Unrecognized actuarial loss on pension plan, net of tax	(1,599)	(1,620)
Unrealized gain/(loss) on hedging	150	(1,071)
Accumulated other comprehensive loss	$(4,047)	$(3,902)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of March 30, 2019, 4.0 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended March 30, 2019 and March 31, 2018 was based upon awards ultimately expected to vest, forfeitures have been accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(shares in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Time-based RSUs	12	19	519	449
Relative TSR PSUs	8	—	165	153
Special/Growth PSUs	3	—	55	59
Common stock	10	8	18	17
Equity-based compensation in shares	33	27	757	678
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of sales	$160	$126	$310	$258
Selling, general and administrative	2,330	1,443	5,255	3,766
Research and development	811	653	1,609	1,307
Total equity-based compensation expense	$3,301	$2,222	$7,174	$5,331
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Time-based RSUs	$2,131	$1,678	$4,272	$3,813
Relative TSR PSUs	818	252	2,193	975
Special/Growth PSUs	157	97	319	153
Common stock	195	195	390	390
Total equity-based compensation expense	$3,301	$2,222	$7,174	$5,331

NOTE 10: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended March 30, 2019, and March 31, 2018, the service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for disclosure on the Company's revenue recognition.
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
Contract Liabilities

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Our contract liabilities are primarily related to advance payments received from customers to secure product in future periods where we have received amounts in advance of satisfying performance obligations and are reported in the accompanying consolidated condensed balance sheets within accrued expenses and other current liabilities.
Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized from customers purchasing product under advance payment arrangements upon meeting the performance obligations.
The following table shows the changes in contract liability balances during the three and six months ended March 30, 2019:

	Three months ended	Six months ended
(in thousands)	March 30, 2019	March 30, 2019
Contract liabilities, beginning of period	$548	$997
Revenue recognized	(2,339)	(5,517)
Additions	2,372	5,101
Contract liabilities, end of period	$581	$581

NOTE 11: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended March 30, 2019 and six months ended March 31, 2018, 0.8 million and 1.0 million stock options and shares of restricted stock, respectively, were excluded due to the Company's net loss.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended
(in thousands, except per share data)	March 30, 2019		March 31, 2018
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(3,555)	$(3,555)	$36,313	$36,313
DENOMINATOR:
Weighted average shares outstanding - Basic	65,930	65,930	70,361	70,361
Dilutive effect of Equity Plans		—		1,064
Weighted average shares outstanding - Diluted		65,930		71,425
EPS:
Net (loss)/income per share - Basic	$(0.05)	$(0.05)	$0.52	$0.52
Effect of dilutive shares		—		(0.01)
Net (loss)/income per share - Diluted		$(0.05)		$0.51

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Six months ended
(in thousands, except per share data)	March 30, 2019		March 31, 2018
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income/(loss)	$3,962	$3,962	$(33,215)	$(33,215)
DENOMINATOR:
Weighted average shares outstanding - Basic	66,530	66,530	70,467	70,467
Dilutive effect of Equity Plans		814		—
Weighted average shares outstanding - Diluted		67,344		70,467
EPS:
Net income/(loss) per share - Basic	$0.06	$0.06	$(0.47)	$(0.47)
Effect of dilutive shares		—		—
Net income/(loss) per share - Diluted		$0.06		$(0.47)

NOTE 12: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Income tax expense	$4,672	$4,800	$15,242	$115,212
Effective tax rate	407.7%	11.6%	79.1%	140.5%
For the six months ended March 30, 2019, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to adjustments to the one-time transition tax, valuation allowances recorded against certain tax credits and loss carryforwards, foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax credits, and the impact of tax holidays.
For the six months ended March 31, 2018, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act"), valuation allowances recorded against certain tax loss carryforwards, foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax credits, and the impact of tax holidays.
The decrease in tax expense for the three months ended March 30, 2019 of $4.7 million from the tax expense for the three months ended March 31, 2018 of $4.8 million was primarily related to a decrease in profits in fiscal 2019, partially offset by $2.5 million of tax expense related to an adjustment to the one-time transition tax as a result of final regulations published on February 5, 2019. The decrease in tax expense for the six months ended March 30, 2019 of $15.2 million from the tax expense for the six months ended March 31, 2018 of $115.2 million was primarily related to the enactment of the Act in fiscal 2018 and a decrease in profits in fiscal 2019, partially offset by $10.2 million of tax expense related to adjustments to the one-time transition tax. The Company's future effective tax rate would be affected by the decrease in earnings in countries where it has lower statutory rates or increase in earnings in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
As of March 30, 2019, the Company completed its evaluation of the future cash needs of its U.S. and foreign operations, the alignment of cash balances with the Company’s long term capital allocation strategy, and the impact of the Act which generally allows U.S. corporations to make distributions without incurring additional U.S income tax. As a result of this reassessment, the Company’s undistributed foreign earnings are no longer deemed to be indefinitely reinvested outside the U.S. and the Company recorded $0.7 million of tax expense in the second quarter of fiscal 2019.

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
In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the accounting for the tax effects for the Act was completed in the first quarter of fiscal 2019. In addition, the Company has made an accounting policy election to record tax effects of its global intangible low-taxed income as a period cost in the period the tax is incurred.

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
The following table reflects operating information by segment for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net revenue:
Capital Equipment	$80,567	$177,132	$196,505	$348,735
APS	35,341	44,640	76,611	86,728
Net revenue	115,908	221,772	273,116	435,463
(Loss)/income from operations:
Capital Equipment	(9,244)	28,863	(4,114)	58,844
APS	6,779	9,573	16,204	18,751
(Loss)/income from operations	$(2,465)	$38,436	$12,090	$77,595

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect capital expenditures, depreciation expense and amortization expense for the three and six months ended March 30, 2019 and March 31, 2018.

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Capital expenditures:
Capital Equipment	$1,288	$2,044	$3,472	$3,879
APS	946	4,109	3,704	8,531
	$2,234	$6,153	$7,176	$12,410

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Depreciation expense:
Capital Equipment	$2,002	$1,887	$3,740	$3,675
APS	1,366	835	2,520	1,572
	$3,368	$2,722	$6,260	$5,247

Amortization expense:
Capital Equipment	$1,003	$1,092	$2,010	$2,135
APS	866	930	1,736	1,830
	$1,869	$2,022	$3,746	$3,965

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
The following table reflects the reserve for warranty activity for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Reserve for warranty, beginning of period	$14,401	$13,692	$14,475	$13,796
Provision for warranty	2,645	3,220	5,731	6,180
Utilization of reserve	(3,161)	(2,715)	(6,321)	(5,779)
Reserve for warranty, end of period	$13,885	$14,197	$13,885	$14,197
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of March 30, 2019:

		Payments due by fiscal year
(in thousands)	Total	2019	2020	2021	2022	thereafter
Inventory purchase obligation (1)	$100,575	$100,575	$—	$—	$—	$—
Operating lease obligations (2)	17,892	2,087	3,762	2,502	2,105	7,436
Total	$118,467	$102,662	$3,762	$2,502	$2,105	$7,436

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
Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of March 30, 2019, we recorded a financing obligation related to the Building of $15.7 million (see Note 8 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended March 30, 2019 and March 31, 2018.

	Six months ended
	March 30, 2019	March 31, 2018
Micron Technology, Inc	15.3%	*
* Represented less than 10% of total net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 30, 2019 and March 31, 2018:

	As of
	March 30, 2019	March 31, 2018
Micron Technology, Inc	19.4%	*
Super Power International (1)	12.5%	17.9%
Siliconware Precision Industries Ltd.	*	14.5%
Haoseng Industrial Company Limited (1)	*	10.8%
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 15: SUBSEQUENT EVENTS
On April 30, 2019, the Company entered into foreign exchange forward contracts with notional amount of $10.0 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

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
The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of March 30, 2019, with six operating segments within the Capital Equipment reportable segment and six operating segments within APS reportable segment.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of March 30, 2019, our total cash, cash equivalents, restricted cash and short-term investments were $627.3 million, a $13.2 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Products and Services
The following tables reflect net revenue by business segment for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended
	March 30, 2019		March 31, 2018
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$80,567	69.5%	$177,132	79.9%
APS	35,341	30.5%	44,640	20.1%
	$115,908	100.0%	$221,772	100.0%

	Six months ended
	March 30, 2019		March 31, 2018
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$196,505	71.9%	$348,735	80.1%
APS	76,611	28.1%	86,728	19.9%
	$273,116	100.0%	$435,463	100.0%

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Net revenue	$115,908	$221,772	$(105,864)	(47.7)%
Cost of sales	60,335	122,325	(61,990)	(50.7)%
Gross profit	55,573	99,447	(43,874)	(44.1)%
Selling, general and administrative	28,461	32,354	(3,893)	(12.0)%
Research and development	29,577	28,657	920	3.2%
Operating expenses	58,038	61,011	(2,973)	(4.9)%
(Loss)/income from operations	$(2,465)	$38,436	$(40,901)	(106.4)%

	Six months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Net revenue	$273,116	$435,463	$(162,347)	(37.3)%
Cost of sales	142,744	238,814	(96,070)	(40.2)%
Gross profit	130,372	196,649	(66,277)	(33.7)%
Selling, general and administrative	58,902	60,147	(1,245)	(2.1)%
Research and development	59,380	58,907	473	0.8%
Operating expenses	118,282	119,054	(772)	(0.6)%
Income from operations	$12,090	$77,595	$(65,505)	(84.4)%
Our net revenues for the three and six months ended March 30, 2019 decreased as compared to our net revenues for the three and six months ended March 31, 2018. The decrease in net revenue was primarily due to lower volume as a result of lower demand from our customers, particularly in our Capital Equipment segment.
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
Net Revenue
Approximately 94.4% and 96% of our net revenue for the three months ended March 30, 2019 and March 31, 2018, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 40.6% and 45.5% of our net revenue for the three months ended March 30, 2019 and March 31, 2018, respectively, was for shipments to customers located in China.
Approximately 93.8% and 90.0% of our net revenue for the six months ended March 30, 2019 and March 31, 2018, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 39.0% and 42.9% of our net revenue for the six months ended March 30, 2019 and March 31, 2018, respectively, was for shipments to customers located in China.

The following tables reflect net revenue by business segment for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Capital Equipment	$80,567	$177,132	$(96,565)	(54.5)%
APS	35,341	44,640	(9,299)	(20.8)%
Total net revenue	$115,908	$221,772	$(105,864)	(47.7)%

	Six months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Capital Equipment	$196,505	$348,735	$(152,230)	(43.7)%
APS	76,611	86,728	(10,117)	(11.7)%
Total net revenue	$273,116	$435,463	$(162,347)	(37.3)%

Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three and six months ended March 30, 2019 and March 31, 2018:

	March 30, 2019 vs. March 31, 2018
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Capital Equipment	$(244)	$(96,321)	$(96,565)	$(1,718)	$(150,512)	$(152,230)
For the three and six months ended March 30, 2019, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume. The lower sales volume was primarily due to decrease in customer investments as a result of uncertainties in semiconductor market.
APS
The following table reflects the components of APS net revenue change between the three and six months ended March 30, 2019 and March 31, 2018:

	March 30, 2019 vs. March 31, 2018
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
APS	$(1,425)	$(7,874)	$(9,299)	$(4,606)	$(5,511)	$(10,117)
For the three and six months ended March 30, 2019, the lower Aftermarket Product and Services net revenue as compared to prior year period was due to lower sales volume as a result of lower utilization of our products. The price decrease is due to competition in the consumable business and unfavorable product mix.
Gross Profit
The following tables reflect gross profit by reportable segment for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Capital Equipment	$35,848	$74,727	$(38,879)	(52.0)%
APS	19,725	24,720	(4,995)	(20.2)%
Total gross profit	$55,573	$99,447	$(43,874)	(44.1)%

	Six months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Capital Equipment	$86,779	$149,311	$(62,532)	(41.9)%
APS	43,593	47,338	(3,745)	(7.9)%
Total gross profit	$130,372	$196,649	$(66,277)	(33.7)%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Basis Point
	March 30, 2019	March 31, 2018	Change
Capital Equipment	44.5%	42.2%	230
APS	55.8%	55.4%	40
Total gross margin	47.9%	44.8%	310

	Six months ended		Basis Point
	March 30, 2019	March 31, 2018	Change
Capital Equipment	44.2%	42.8%	140
APS	56.9%	54.6%	230
Total gross margin	47.7%	45.2%	250

For the three and six months ended March 30, 2019, the higher gross profit margin as compared to the prior year period was primarily due to product mix.
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three and six months ended March 30, 2019 and March 31, 2018:

	March 30, 2019 vs. March 31, 2018
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Capital Equipment	$(244)	$1,061	$(39,696)	$(38,879)	$(1,718)	$2,967	$(63,781)	$(62,532)
For the three and six months ended March 30, 2019, the lower Capital Equipment gross profit as compared to the prior year period was primarily due to lower volume. The lower sales volume was primarily due to decrease in customer investments as a result of uncertainties in semiconductor market. The lower sales volume was partially offset by lower cost as a result of favorable product mix.
APS
The following table reflects the components of APS gross profit change between the three and six months ended March 30, 2019 and March 31, 2018:

	March 30, 2019 vs. March 31, 2018
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
APS	$(1,425)	$435	$(4,005)	$(4,995)	$(4,606)	$1,442	$(581)	$(3,745)
For the three months ended March 30, 2019, the lower Aftermarket Product and Services gross profit as compared to prior year period was primarily due to lower sales volume as a result of lower utilization of our products. The price decrease is due to competition in consumable business and unfavorable product mix. The favorable cost impact was mainly due to efficiency from factory automation in capillary manufacturing.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Basis point
	March 30, 2019	March 31, 2018	change
Selling, general & administrative	24.6%	14.6%	1,000
Research & development	25.5%	12.9%	1,260
Total	50.1%	27.5%	2,260

	Six months ended		Basis point
	March 30, 2019	March 31, 2018	change
Selling, general & administrative	21.6%	13.8%	780
Research & development	21.7%	13.5%	820
Total	43.3%	27.3%	1,600

Selling, General and Administrative (“SG&A”)
For the three months ended March 30, 2019, lower SG&A expenses as compared to prior year period were primarily due to $3.5 million lower staff costs as a result of decrease in incentive compensation, which is partially offset by a higher equity compensation due to higher forfeiture in prior year, and an absence of $0.3 million provision for doubtful debt.
For the six months ended March 30, 2019, lower SG&A expenses as compared to the prior year period were primarily due to $1.9 million lower severance and restructuring expenses, $1.1 million of net favorable change in doubtful debt and $0.8 million lower staff costs. These were partially offset by $2.1 million higher net unfavorable variance in foreign exchange and $0.5 million lower net gain in disposal of fixed assets.
Research and Development (“R&D”)
For the three and six months ended March 30, 2019, higher R&D expenses as compared to the prior year period were primarily due to higher investment in the development of advanced packaging products.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Interest income	$3,865	$2,986	$879	29.4%
Interest expense	$(254)	$(270)	$16	(5.9)%

	Six months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change
Interest income	$7,691	$4,961	$2,730	55.0%
Interest expense	$(505)	$(536)	$31	(5.8)%

For the three and six months ended March 30, 2019, interest income was higher as compared to the prior year period. This was primarily due to higher interest rates.
Interest expense for the three and six months ended March 30, 2019 and March 31, 2018 was primarily attributable to the interest on the financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 8 of Item 1).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 30, 2019 and March 31, 2018:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Income tax expense	$4,672	$4,800	$15,242	$115,212
Effective tax rate	407.7%	11.6%	79.1%	140.5%
Please refer to Note 12 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and six months ended March 30, 2019 and March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of March 30, 2019 and September 29, 2018:

	As of
(dollar amounts in thousands)	March 30, 2019	September 29, 2018	Change
Cash and cash equivalents	$418,872	$320,630	$98,242
Restricted cash	465	518	(53)
Short-term investments	208,000	293,000	(85,000)
Total cash, cash equivalents, restricted cash and short-term investments	$627,337	$614,148	$13,189
Percentage of total assets	58.1%	51.8%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the six months ended March 30, 2019 and March 31, 2018:

	Six months ended
(in thousands)	March 30, 2019	March 31, 2018
Net cash provided by operating activities	$83,335	$57,073
Net cash provided by/(used in) investing activities	73,689	(83,456)
Net cash used in financing activities	(59,092)	(24,241)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	257	(1,630)
Changes in cash, cash equivalents and restricted cash	$98,189	$(52,254)
Cash, cash equivalents and restricted cash, beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash, end of period	$419,337	$340,686
Six months ended March 30, 2019
Net cash provided by operating activities was primarily due to the increase in net change in operating assets and liabilities of $61.7 million, non-cash adjustments to net income of $17.6 million and net income of $4.0 million. The increase in net change in operating assets and liabilities was primarily driven by a decrease in accounts and notes receivable of $104.9 million related to the lower sales, a decrease in inventory of $11.4 million and a decrease in prepaid expenses and other assets of $1.2 million. This was partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $54.9 million, also related to the lower sales, and a decrease in income tax payable of $1.3 million.
The decrease in accounts receivable was due to higher sales in the fourth quarter of fiscal 2018 as compared to the second quarter of fiscal 2019 as well as timing of collections. The decrease in inventory was due to decreased manufacturing activities in second quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018 in response to lower sales levels in fiscal 2019. The lower accounts payable, accrued expenses and other current liabilities was primarily due to lower accruals on incentive compensation and other bonuses as a result of payment made in the first half of fiscal 2019 and lower purchases due to lower manufacturing activities. The decrease in income tax payable was mainly due to payment of tax during the first half of fiscal 2019.
Net cash provided by investing activities was due to net redemption of short-term investments of $85.0 million. This was partially offset by capital expenditures of $6.3 million and the equity investment of $5.0 million.
Net cash used in financing activities was primarily due to common stock repurchases of $52.6 million and dividend payment of $16.1 million. These were partially offset by a short term debt of $10.0 million.
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
Fiscal 2019 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2019 capital expenditures to be between $20.0 million and $24.0 million, of which approximately $7.1 million has been incurred through the second quarter. The actual amounts for 2019 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of March 30, 2019 and September 29, 2018, approximately $615.7 million and $545.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, the cash amount as of March 30, 2019 is expected to be available for use in the U.S. without incurring additional income tax.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 30, 2019, the Company repurchased a total of 1.2 million and 2.5 million shares of common stock under the Program at a cost of $26.9 million and $52.4 million, respectively. As of March 30, 2019, our remaining stock repurchase authorization under the Program was approximately $145.3 million.
Dividends
On February 28, 2019, and December 12, 2018, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and six months ended March 30, 2019 totaled $8.1 million and $16.1 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 30, 2019 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of March 30, 2019, the Company had deferred tax liabilities of $25.3 million and long-term tax payable of $13.7 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.8 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of March 30, 2019:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$100,575	$100,575	$—	$—	$—
Operating lease obligations (2)	17,891	4,103	5,367	3,896	4,525
Long-term tax payable (3) (reflected on our Balance Sheets)	70,941	6,842	13,684	19,671	30,744
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,577	41	405	1,012	119
Total	$190,984	$111,561	$19,456	$24,579	$35,388

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of March 30, 2019, we recorded a financing obligation of $15.7 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the Act. (Refer to Note 12 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 30, 2019, the outstanding amount is $3.1 million.
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $100.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of Kulicke and Soffa Pte Ltd. or encumber its assets with material security interests (including any pledge of monies in Kulicke and Soffa Pte Ltd.’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of March 30, 2019, the outstanding amount is $10.0 million.
In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
As of March 30, 2019, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of March 30, 2019, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $35.5 million outstanding as of March 30, 2019.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 30, 2019 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2018 Annual Report on Form 10-K.
Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended March 30, 2019 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2018 to January 26, 2019	407	$20.92	407	$163.7
January 27, 2019 to March 2, 2019	462	$22.37	462	$153.3
March 3, 2019 to March 30, 2019	355	$22.70	355	$145.3
For the three months ended March 30, 2019	1,224		1,224
(1) On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase of up to $100 million in total of the Company's common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 3, 2019	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.