Form 10-Q
period 2019-06-29
KULICKE & SOFFA INDUSTRIES INC
filed 2019-08-02
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019

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

As of July 29, 2019, there were 63,407,840 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 29, 2019

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	June 29, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$395,538	$320,630
Restricted cash	474	518
Short-term investments	248,000	293,000
Accounts and other receivable, net of allowance for doubtful accounts of $0 and $385, respectively	151,246	243,373
Inventories, net	98,049	115,191
Prepaid expenses and other current assets	25,133	14,561
Total current assets	918,440	987,273
Property, plant and equipment, net	74,851	76,067
Goodwill	56,248	56,550
Intangible assets, net	46,198	52,871
Deferred income taxes	8,159	9,017
Equity investments	6,301	1,373
Other assets	2,372	2,589
TOTAL ASSETS	$1,112,569	$1,185,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$71,194	$—
Accounts payable	42,337	48,527
Accrued expenses and other current liabilities	63,465	105,978
Income taxes payable	12,258	19,571
Total current liabilities	189,254	174,076
Financing obligation	14,701	15,187
Deferred income taxes	27,154	25,591
Income taxes payable	84,617	81,491
Other liabilities	9,408	9,188
TOTAL LIABILITIES	$325,134	$305,533

Commitments and contingent liabilities (Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,349 and 84,659, respectively; outstanding 63,837 and 67,143 shares, respectively	530,016	519,244
Treasury stock, at cost, 21,512 and 17,516 shares, respectively	(334,248)	(248,664)
Retained earnings	595,803	613,529
Accumulated other comprehensive loss	(4,136)	(3,902)
TOTAL SHAREHOLDERS' EQUITY	$787,435	$880,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,112,569	$1,185,740
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenue	$127,109	$268,834	$400,225	$704,297
Cost of sales	68,329	141,865	211,073	380,679
Gross profit	58,780	126,969	189,152	323,618
Selling, general and administrative	28,724	32,532	87,626	92,679
Research and development	28,229	29,974	87,609	88,881
Operating expenses	56,953	62,506	175,235	181,560
Income from operations	1,827	64,463	13,917	142,058
Interest income	3,956	3,459	11,647	8,420
Interest expense	(632)	(263)	(1,137)	(799)
Income before income taxes	5,151	67,659	24,427	149,679
Income tax expense	3,864	7,282	19,106	122,494
Share of results of equity-method investee, net of tax	—	121	72	144
Net income	$1,287	$60,256	$5,249	$27,041

Net income per share:
Basic	$0.02	$0.87	$0.08	$0.39
Diluted	$0.02	$0.86	$0.08	$0.38

Weighted average shares outstanding:
Basic	64,683	69,125	65,914	70,019
Diluted	65,431	70,302	66,597	71,113
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$1,287	$60,256	$5,249	$27,041
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(42)	(8,409)	(1,430)	(817)
Unrecognized actuarial (loss)/gain on pension plan, net of tax	(31)	61	(9)	36
	(73)	(8,348)	(1,439)	(781)

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(49)	(1,542)	39	(513)
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	33	(344)	1,165	(1,884)
Net (increase)/decrease from derivatives designated as hedging instruments, net of tax	(16)	(1,886)	1,204	(2,397)

Total other comprehensive loss	(89)	(10,234)	(235)	(3,178)

Comprehensive income	$1,198	$50,022	$5,014	$23,863
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
Unaudited

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive loss	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(1,233)	—	(25,485)	—	—	(25,485)
Issuance of shares for market-based restricted stock and time-based restricted stock	642	—	—	—	—	—
Equity-based compensation	—	3,678	—	—	—	3,678
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(8,055)	—	(8,055)
Components of comprehensive income/(loss):
Net income	—	—	—	7,517	—	7,517
Other comprehensive loss	—	—	—	—	(182)	(182)
Total comprehensive income/(loss)	—	—	—	7,517	(182)	7,335
Balances as of December 29, 2018	66,560	$523,117	$(274,149)	$613,525	$(4,084)	$858,409
Issuance of stock for services rendered	10	195	—	—	—	195
Repurchase of common stock	(1,225)	—	(26,922)	—	—	(26,922)
Issuance of shares for market-based restricted stock and time-based restricted stock	4	—	—	—	—	—
Equity-based compensation	—	3,107	—	—	—	3,107
Cash dividend declared	—	—	—	(8,057)	—	(8,057)
Components of comprehensive (loss)/income:
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive income	—	—	—	—	37	37
Total comprehensive (loss)/income	—	—	—	(3,555)	37	(3,518)
Balances as of March 30, 2019	65,349	$526,419	$(301,071)	$601,913	$(4,047)	$823,214
Issuance of stock for services rendered	10	222	—	—	—	222
Repurchase of common stock	(1,538)	—	(33,177)	—	—	(33,177)
Issuance of shares for market-based restricted stock and time-based restricted stock	16	—	—	—	—	—
Equity-based compensation	—	3,375	—	—	—	3,375
Cash dividend declared	—	—	—	(7,397)	—	(7,397)
Components of comprehensive income/(loss):
Net income	—	—	—	1,287	—	1,287
Other comprehensive loss	—	—	—	—	(89)	(89)
Total comprehensive income / (loss)	—	—	—	1,287	(89)	1,198
Balances as of June 29, 2019	63,837	$530,016	$(334,248)	$595,803	$(4,136)	$787,435

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
Unaudited

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
Issuance of stock for services rendered	9	195	—	—	—	195
Repurchase of common stock	(148)	—	(3,280)	—	—	(3,280)
Exercise of stock options	6	55	—	—	—	55
Issuance of shares for market-based restricted stock and time-based restricted stock	540	—	—	—	—	—
Equity-based compensation	—	2,557	—	—	—	2,557
Cumulative effect of accounting changes	—	1,414	—	4,006	—	5,420
Components of comprehensive (loss)/income:
Net loss	—	—	—	(69,528)	—	(69,528)
Other comprehensive income	—	—	—	—	1,825	1,825
Total comprehensive (loss)/income	—	—	—	(69,528)	1,825	(67,703)
Balances as of December 30, 2017	70,604	$510,736	$(160,884)	$503,558	$3,864	$857,274
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(898)	—	(21,470)	—	—	(21,470)
Issuance of shares for market-based restricted stock and time-based restricted stock	73	—	—	—	—	—
Equity-based compensation	—	2,384	—	—	—	2,384
Components of comprehensive income:
Net income	—	—	—	36,313	—	36,313
Other comprehensive income	—	—	—	—	5,231	5,231
Total comprehensive income	—	—	—	36,313	5,231	41,544
Balances as of March 31, 2018	69,787	$513,315	$(182,354)	$539,871	$9,095	$879,927
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(1,793)	—	(42,584)	—	—	(42,584)
Issuance of shares for market-based restricted stock and time-based restricted stock	4	—	—	—	—	—
Equity-based compensation	—	2,698	—	—	—	2,698
Cash dividend declared	—	—	—	(8,176)	—	(8,176)
Components of comprehensive income/(loss):
Net income	—	—	—	60,256	—	60,256
Other comprehensive loss	—	—	—	—	(10,234)	(10,234)
Total comprehensive income / (loss)	—	—	—	60,256	(10,234)	50,022
Balances as of June 30, 2018	68,006	$516,208	$(224,938)	$591,951	$(1,139)	$882,082

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	June 29, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,249	$27,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,001	14,163
Equity-based compensation and employee benefits	10,772	8,224
Excess tax benefits from stock-based compensation	—	(50)
Adjustment for doubtful accounts	(385)	675
Adjustment for inventory valuation	2,059	3,419
Deferred income taxes	2,450	21,480
Gain on disposal of property, plant and equipment	(19)	(421)
Unrealized foreign currency translation	117	606
Share of results of equity-method investee	72	144
Changes in operating assets and liabilities:
Accounts and other receivable	92,696	(58,949)
Inventory	15,960	(5,141)
Prepaid expenses and other current assets	(10,623)	2,702
Accounts payable, accrued expenses and other current liabilities	(48,148)	(1,893)
Income taxes payable	(3,655)	84,105
Other, net	1,635	(2,262)
Net cash provided by operating activities	83,181	93,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,665)	(16,152)
Proceeds from sales of property, plant and equipment	39	625
Purchase of equity investments	(5,000)	—
Purchase of short-term investments	(489,000)	(487,000)
Maturity of short-term investments	534,000	445,000
Net cash provided by /(used in) investing activities	30,374	(57,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(574)	(526)
Proceeds from exercise of common stock options	—	55
Repurchase of common stock	(85,469)	(65,334)
Dividend payment	(23,902)	—
Proceeds from short term debt	71,194	—
Net cash used in financing activities	(38,751)	(65,805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(251)
Changes in cash, cash equivalents and restricted cash	74,864	(29,740)
Cash, cash equivalents and restricted cash at beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash at end of period	$396,012	$363,200

CASH PAID FOR:
Interest	$747	$799
Income taxes, net of refunds	$21,373	$9,500
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of June 29, 2019 and September 29, 2018 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and nine months ended June 29, 2019, no "triggering" events occurred.
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

Service revenue is generally recognized over time as the services are performed. For the three and nine months ended June 29, 2019, and June 30, 2018, the service revenue is not material.
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
Recent Accounting Pronouncements
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance is effective for the Company beginning fiscal 2019 and requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The Company has adopted the modified retrospective approach for the transition based on the new guidance and, as of the beginning of the period of adoption, has recorded the cumulative effect of adjustments related to intra-entity transfers of intangible and fixed assets of $0.5 million in prior years as an increase to retained earnings.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The Company will adopt these ASUs utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. In addition, we will elect the package of practical expedients permitted under the transition guidance that allowed us to apply prior conclusions related to lease definition, classification and initial direct costs. The adoption of these ASUs will result in an increase in our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting these ASUs will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the effects of the adoption of these ASUs on our financial statements.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance expands and refines hedge accounting for both financial and non-financial risks. The new guidance also modifies disclosure requirements for hedging activities. The new guidance will be effective for us beginning in our first quarter of fiscal 2020, and early adoption is permitted in any interim period. We do not expect the adoption of this ASU to have a material impact on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 29, 2019 and September 29, 2018:

	As of
(in thousands)	June 29, 2019	September 29, 2018

Short term investments, available-for-sale(1)	$248,000	$293,000

Inventories, net:
Raw materials and supplies	$58,336	$63,894
Work in process	31,590	37,829
Finished goods	35,890	40,357
	125,816	142,080
Inventory reserves	(27,767)	(26,889)
	$98,049	$115,191
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements (2)	42,125	41,616
Leasehold improvements (2)	24,125	23,561
Data processing equipment and software	36,027	35,469
Machinery, equipment, furniture and fixtures	74,189	68,666
Construction in progress	6,576	6,940
	185,224	178,434
Accumulated depreciation	(110,373)	(102,367)
	$74,851	$76,067
Accrued expenses and other current liabilities:
Accrued customer obligations (3)	$27,491	$34,918
Wages and benefits	16,623	44,505
Dividend payable	7,664	8,057
Commissions and professional fees	2,024	5,549
Deferred rent	1,763	1,847
Severance	355	1,415
Other	7,545	9,687
	$63,465	$105,978

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 29, 2019 and June 30, 2018.

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
During the three and nine months ended June 29, 2019, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
The following table summarizes the Company's recorded goodwill as of June 29, 2019 and September 29, 2018:

	As of
(in thousands)	June 29, 2019	September 29, 2018
Capital Equipment	$29,920	$30,159
APS	26,328	26,391
Total goodwill	$56,248	$56,550

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of June 29, 2019 and September 29, 2018:

	As of		Average estimated
(dollar amounts in thousands)	June 29, 2019	September 29, 2018	useful lives (in years)
Developed technology	$89,334	$90,500	7.0 to 15.0
Accumulated amortization	(48,243)	(45,229)
Net developed technology	$41,091	$45,271

Customer relationships	$35,805	$36,131	5.0 to 6.0
Accumulated amortization	(31,670)	(29,820)
Net customer relationships	$4,135	$6,311

Trade and brand names	$7,321	$7,377	7.0 to 8.0
Accumulated amortization	(6,349)	(6,088)
Net trade and brand names	$972	$1,289

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$46,198	$52,871

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of June 29, 2019:

As of
(in thousands)	June 29, 2019
Remaining fiscal 2019	$1,870
Fiscal 2020	7,479
Fiscal 2021	5,417
Fiscal 2022	4,439
Fiscal 2023 and onwards	26,993
Total amortization expense	$46,198

NOTE 4: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of June 29, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$261,806	$—	$—	$261,806
Cash equivalents:
Money market funds (1)	123,726	—	—	123,726
Time deposits (2)	10,006	—	—	10,006
Total cash and cash equivalents	$395,538	$—	$—	$395,538
Restricted Cash (2)	474	—	—	474
Total cash, cash equivalents, and restricted cash	$396,012	$—	$—	$396,012
Short-term investments (2):
Time deposits	149,000	—	—	149,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$248,000	$—	$—	$248,000
Total cash, cash equivalents, restricted cash and short-term investments	$644,012	$—	$—	$644,012

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 29, 2018:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,446	$—	$—	$42,446
Cash equivalents:
Money market funds (1)	209,172	—	(5)	209,167
Time deposits (2)	69,017	—	—	69,017
Total cash and cash equivalents	$320,635	$—	$(5)	$320,630
Restricted Cash (2)	518	—	—	518
Total cash, cash equivalents, and restricted cash	$321,153	$—	$(5)	$321,148
Short-term investments (2):
Time deposits	197,000	—	—	197,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$293,000	$—	$—	$293,000
Total cash, cash equivalents, restricted cash and short-term investments	$614,153	$—	$(5)	$614,148

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of June 29, 2019 and September 29, 2018:

	As of
(in thousands)	June 29, 2019	September 29, 2018
Non-marketable equity securities(1)	$5,000	$—
Equity method investments	1,301	1,373
Total	$6,301	$1,373

(1)
On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the three and nine months ended June 29, 2019, there was no impairment or adjustment to the observable price.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended June 29, 2019.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of June 29, 2019 and September 29, 2018 was as follows:

	As of
(in thousands)	June 29, 2019		September 29, 2018
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$34,806	$134	$43,095	$(1,071)
Total derivatives	$34,806	$134	$43,095	$(1,071)

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended June 29, 2019 and June 30, 2018 are as follows:

(in thousands)	Three months ended		Nine months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax(1)	$(49)	$(1,542)	$39	$(513)
Net (loss)/gain reclassified from accumulated OCI into income, net of tax(2)	$(33)	$344	$(1,165)	$1,884

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of June 29, 2019, the financing obligation related to the Building is $15.5 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 29, 2019, the outstanding amount is $3.2 million.
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $100.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of June 29, 2019, the outstanding amount under the Facility Agreements is $71.2 million.
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
The following table reflects the Company’s contributions to the Plan during the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash	$428	$408	$1,291	$1,261

Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 29, 2019, the Company repurchased a total of 1.5 million and 4.0 million shares of common stock under the Program at a cost of $33.2 million and $85.6 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of June 29, 2019, our remaining stock repurchase authorization under the Program was approximately $112.1 million.
Dividends
On May 20, 2019, February 28, 2019 and December 12, 2018, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and nine months ended June 29, 2019 totaled $7.8 million and $23.9 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of June 29, 2019 and September 29, 2018:

	As of
(in thousands)	June 29, 2019	September 29, 2018
Loss from foreign currency translation adjustments	$(2,641)	$(1,211)
Unrecognized actuarial loss on pension plan, net of tax	(1,629)	(1,620)
Unrealized gain/(loss) on hedging	134	(1,071)
Accumulated other comprehensive loss	$(4,136)	$(3,902)

Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of June 29, 2019, 4.0 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended June 29, 2019 and June 30, 2018 was based upon awards ultimately expected to vest, forfeitures have been accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(shares in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Time-based RSUs	2	3	521	452
Relative TSR PSUs	1	1	166	154
Special/Growth PSUs	1	—	56	59
Common stock	10	8	28	25
Equity-based compensation in shares	14	12	771	690

The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of sales	$161	$126	$471	$384
Selling, general and administrative	2,616	2,111	7,871	5,877
Research and development	820	656	2,430	1,963
Total equity-based compensation expense	$3,597	$2,893	$10,772	$8,224

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Time-based RSUs	$2,182	$1,662	$6,455	$5,475
Relative TSR PSUs	1,020	935	3,213	1,910
Special/Growth PSUs	173	101	492	254
Common stock	222	195	612	585
Total equity-based compensation expense	$3,597	$2,893	$10,772	$8,224

NOTE 10: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended June 29, 2019, and June 30, 2018, the service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for disclosure on the Company's revenue recognition.
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

Contract Liabilities
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
The following table shows the changes in contract liability balances during the three and nine months ended June 29, 2019:

	Three months ended	Nine months ended
(in thousands)	June 29, 2019	June 29, 2019
Contract liabilities, beginning of period	$581	$997
Revenue recognized	(1,392)	(6,909)
Additions	1,806	6,907
Contract liabilities, end of period	$995	$995

NOTE 11: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended
(in thousands, except per share data)	June 29, 2019		June 30, 2018
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$1,287	$1,287	$60,256	$60,256
DENOMINATOR:
Weighted average shares outstanding - Basic	64,683	64,683	69,125	69,125
Dilutive effect of Equity Plans		748		1,177
Weighted average shares outstanding - Diluted		65,431		70,302
EPS:
Net income per share - Basic	$0.02	$0.02	$0.87	$0.87
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.02		$0.86

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share data)	June 29, 2019		June 30, 2018
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$5,249	$5,249	$27,041	$27,041
DENOMINATOR:
Weighted average shares outstanding - Basic	65,914	65,914	70,019	70,019
Dilutive effect of Equity Plans		683		1,094
Weighted average shares outstanding - Diluted		66,597		71,113
EPS:
Net income per share - Basic	$0.08	$0.08	$0.39	$0.39
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.08		$0.38

NOTE 12: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income tax expense	$3,864	$7,282	$19,106	$122,494
Effective tax rate	75.0%	10.8%	78.2%	81.9%

For the nine months ended June 29, 2019, the effective income tax rate differed from the federal statutory tax rate primarily due to tax expense related to adjustments to the one-time transition tax, valuation allowances recorded against certain tax credits and loss carryforwards, foreign withholding taxes, and tax liabilities from foreign operations, partially offset by tax benefits from profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, tax credits, and the impact of tax holidays.
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
The decrease in tax expense for the three months ended June 29, 2019 of $3.9 million from the tax expense for the three months ended June 30, 2018 of $7.3 million was primarily related to a decrease in profits in fiscal 2019. The decrease in tax expense for the nine months ended June 29, 2019 of $19.1 million from the tax expense for the nine months ended June 30, 2018 of $122.5 million was primarily related to the enactment of the Act in fiscal 2018 and a decrease in profits in fiscal 2019, partially offset by $10.2 million of tax expense related to adjustments to the one-time transition tax. The Company's future effective tax rate would be affected by the decrease in earnings in countries where it has lower statutory rates or increase in earnings in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.
As of June 29, 2019, the Company’s undistributed foreign earnings are no longer deemed to be indefinitely reinvested outside the U.S. The Company recorded $0.7 million of tax expense in the second quarter of fiscal 2019 as part of the initial change in assertion.
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
The following table reflects operating information by segment for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenue:
Capital Equipment	$89,860	$229,462	$286,364	$578,197
APS	37,249	39,372	113,861	126,100
Net revenue	127,109	268,834	400,225	704,297
(Loss)/income from operations:
Capital Equipment	(6,449)	57,771	(10,563)	116,615
APS	8,276	6,692	24,480	25,443
Income from operations	$1,827	$64,463	$13,917	$142,058

The following tables reflect capital expenditures, depreciation expense and amortization expense for the three and nine months ended June 29, 2019 and June 30, 2018.

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Capital expenditures:
Capital Equipment	$646	$999	$4,118	$4,878
APS	1,490	3,072	5,194	11,603
	$2,136	$4,071	$9,312	$16,481

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Depreciation expense:
Capital Equipment	$1,800	$1,926	$5,540	$5,601
APS	1,352	1,063	3,872	2,635
	$3,152	$2,989	$9,412	$8,236

Amortization expense:
Capital Equipment	$989	$1,053	$2,999	$3,188
APS	854	909	2,590	2,739
	$1,843	$1,962	$5,589	$5,927

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
The following table reflects the reserve for warranty activity for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Reserve for warranty, beginning of period	$13,885	$14,197	$14,475	$13,796
Provision for warranty	3,143	3,204	8,874	9,384
Utilization of reserve	(3,073)	(3,027)	(9,394)	(8,806)
Reserve for warranty, end of period	$13,955	$14,374	$13,955	$14,374

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of June 29, 2019:

		Payments due by fiscal year
(in thousands)	Total	2019	2020	2021	2022	thereafter
Inventory purchase obligation (1)	$85,829	$85,829	$—	$—	$—	$—
Operating lease obligations (2)	17,534	1,051	4,215	2,672	2,156	7,440
Total	$103,363	$86,880	$4,215	$2,672	$2,156	$7,440

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of June 29, 2019, we recorded a financing obligation related to the Building of $15.5 million (see Note 8 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended June 29, 2019 and June 30, 2018.

	Nine months ended
	June 29, 2019	June 30, 2018
Micron Technology, Inc	10.9%	*
Haoseng Industrial Company Limited (1)	*	12.8%

* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 29, 2019 and June 30, 2018:

	As of
	June 29, 2019	June 30, 2018
Super Power International (1)	15.8%	13.0%
Forehope Electronic (Ningbo) Co Ltd	14.4%	*
Micron Technology, Inc	10.2%	*
Haoseng Industrial Company Limited (1)	*	27.6%

(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 15: SUBSEQUENT EVENTS
On July 29, 2019, the Company entered into foreign exchange forward contracts with notional amount of $13.6 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of June 29, 2019, with six operating segments within the Capital Equipment reportable segment and six operating segments within APS reportable segment.
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
The U.S. and other foreign countries have levied tariffs on certain goods and have introduced retaliatory measures or other trade restrictions, which has resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, the softening in demand, which began in the fourth quarter of fiscal 2018, is expected to continue through fiscal 2019.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of June 29, 2019, our total cash, cash equivalents, restricted cash and short-term investments, net of bank overdraft, were $572.8 million, a $41.3 million decrease from the prior fiscal year end. The bank overdraft allows us to meet our short-term funding needs, while we align our cash balances with our long term capital allocation strategy. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Products and Services
The following tables reflect net revenue by business segment for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended
	June 29, 2019		June 30, 2018
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$89,860	70.7%	$229,462	85.4%
APS	37,249	29.3%	39,372	14.6%
	$127,109	100.0%	$268,834	100.0%

	Nine months ended
	June 29, 2019		June 30, 2018
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$286,364	71.6%	$578,197	82.1%
APS	113,861	28.4%	126,100	17.9%
	$400,225	100.0%	$704,297	100.0%

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	$ Change	% Change
Net revenue	$127,109	$268,834	$(141,725)	(52.7)%
Cost of sales	68,329	141,865	(73,536)	(51.8)%
Gross profit	58,780	126,969	(68,189)	(53.7)%
Selling, general and administrative	28,724	32,532	(3,808)	(11.7)%
Research and development	28,229	29,974	(1,745)	(5.8)%
Operating expenses	56,953	62,506	(5,553)	(8.9)%
(Loss)/income from operations	$1,827	$64,463	$(62,636)	(97.2)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2019	June 29, 2018	$ Change	% Change
Net revenue	$400,225	$704,297	$(304,072)	(43.2)%
Cost of sales	211,073	380,679	(169,606)	(44.6)%
Gross profit	189,152	323,618	(134,466)	(41.6)%
Selling, general and administrative	87,626	92,679	(5,053)	(5.5)%
Research and development	87,609	88,881	(1,272)	(1.4)%
Operating expenses	175,235	181,560	(6,325)	(3.5)%
Income/(loss) from operations	$13,917	$142,058	$(128,141)	(90.2)%
Our net revenues for the three and nine months ended June 29, 2019 decreased as compared to our net revenues for the three and nine months ended June 30, 2018. The decrease in net revenue was primarily due to lower volume as a result of lower demand from our customers, particularly in our Capital Equipment segment.
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
The U.S. and other foreign countries have levied tariffs on certain goods and have introduced retaliatory measures or other trade restrictions, which has resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, the softening in demand, which began in the fourth quarter of fiscal 2018, is expected to continue through fiscal 2019.
Net Revenue
Approximately 93.2% and 94.2% of our net revenue for the three months ended June 29, 2019 and June 30, 2018, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 49.0% and 49.9% of our net revenue for the three months ended June 29, 2019 and June 30, 2018, respectively, was for shipments to customers located in China.
Approximately 93.6% and 91.6% of our net revenue for the nine months ended June 29, 2019 and June 30, 2018, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Within the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 42.1% and 45.6% of our net revenue for the nine months ended June 29, 2019 and June 30, 2018, respectively, was for shipments to customers located in China.

The following tables reflect net revenue by business segment for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	$ Change	% Change
Capital Equipment	$89,860	$229,462	$(139,602)	(60.8)%
APS	37,249	39,372	(2,123)	(5.4)%
Total net revenue	$127,109	$268,834	$(141,725)	(52.7)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	$ Change	% Change
Capital Equipment	$286,364	$578,197	$(291,833)	(50.5)%
APS	113,861	126,100	(12,239)	(9.7)%
Total net revenue	$400,225	$704,297	$(304,072)	(43.2)%

Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three and nine months ended June 29, 2019 and June 30, 2018:

	June 29, 2019 vs. June 30, 2018
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Capital Equipment	$(70)	$(139,532)	$(139,602)	$(2,035)	$(289,798)	$(291,833)
For the three and nine months ended June 29, 2019, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume. The lower volume was primarily due to decrease in customer investments as a result of uncertainties in semiconductor, LED, memory and automotive markets.
APS
The following table reflects the components of APS net revenue change between the three and nine months ended June 29, 2019 and June 30, 2018:

	June 29, 2019 vs. June 30, 2018
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
APS	$(2,314)	$191	$(2,123)	$(7,045)	$(5,194)	$(12,239)
For the three months ended June 29, 2019, the lower APS net revenue as compared to prior year period was due to lower price. The lower price was due to competition and unfavorable product mix in the capillaries business.
For the nine months ended June 29, 2019, the lower APS net revenue as compared to prior year period was due to lower price and lower volume. The lower price was due to competition and unfavorable product mix in the capillaries business. The lower volume was due to lower utilization of our products.

Gross Profit
The following tables reflect gross profit by reportable segment for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended
(dollar amounts in thousands)	June 29, 2019	June 29, 2018	$ Change	% Change
Capital Equipment	$38,127	$104,847	$(66,720)	(63.6)%
APS	20,653	22,122	(1,469)	(6.6)%
Total gross profit	$58,780	$126,969	$(68,189)	(53.7)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	$ Change	% Change
Capital Equipment	$124,906	$254,158	$(129,252)	(50.9)%
APS	64,246	69,460	(5,214)	(7.5)%
Total gross profit	$189,152	$323,618	$(134,466)	(41.6)%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Basis Point
	June 29, 2019	June 30, 2018	Change
Capital Equipment	42.4%	45.7%	(330)
APS	55.4%	56.2%	(80)
Total gross margin	46.2%	47.2%	(100)

	Nine months ended		Basis Point
	June 29, 2019	June 30, 2018	Change
Capital Equipment	43.6%	44.0%	(40)
APS	56.4%	55.1%	130
Total gross margin	47.3%	45.9%	140

For the three months ended June 29, 2019, the lower gross profit margin as compared to the prior year period was primarily due to lower gross margin from Capital Equipment as a result of unfavorable product mix, partially offset by a higher proportion of sales in APS, which generally have a higher gross margin.
For the nine months ended June 29, 2019, the higher gross profit margin as compared to the prior year period was primarily due to a higher proportion of sales in APS, which generally have a higher gross margin.
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three and nine months ended June 29, 2019 and June 30, 2018:

	June 29, 2019 vs. June 30, 2018
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Capital Equipment	$(70)	$(1,624)	$(65,026)	$(66,720)	$(2,035)	$(1,235)	$(125,982)	$(129,252)
For the three and nine months ended June 29, 2019, the lower Capital Equipment gross profit as compared to the prior year period was primarily due to lower volume and higher cost. The lower volume was primarily due to decrease in customer investments as a result of uncertainties in semiconductor, LED, memory and automotive markets. The higher cost was primarily due to the lower absorption of the fixed manufacturing costs.

APS
The following table reflects the components of APS gross profit change between the three and nine months ended June 29, 2019 and June 30, 2018:

	June 29, 2019 vs. June 30, 2018
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
APS	$(2,314)	$650	$195	$(1,469)	$(7,045)	$2,182	$(351)	$(5,214)
For the three and nine months ended June 29, 2019, the lower APS gross profit as compared to prior year period was primarily due to lower price as a result of competition and unfavorable product mix in the capillaries business. This was partially offset by the favorable cost impact mainly due to efficiency from factory automation in capillary manufacturing.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Basis point
	June 29, 2019	June 30, 2018	change
Selling, general & administrative	22.6%	12.1%	1,050
Research & development	22.2%	11.1%	1,110
Total	44.8%	23.2%	2,160

	Nine months ended		Basis point
	June 29, 2019	June 30, 2018	change
Selling, general & administrative	21.9%	13.2%	870
Research & development	21.9%	12.6%	930
Total	43.8%	25.8%	1,800

Selling, General and Administrative (“SG&A”)
For the three months ended June 29, 2019, lower SG&A expenses as compared to prior year period were primarily due to $6.2 million lower staff costs mainly as a result of decrease in incentive compensation. This was partially offset by $1.4 million net unfavorable variance in foreign exchange and $0.6 million higher severance expense.
For the nine months ended June 29, 2019, lower SG&A expenses as compared to the prior year period were primarily due to $6.9 million lower staff costs mainly as a result of decrease in incentive compensation, $1.3 million lower severance and restructuring expenses, and $1.1 million of net favorable change in doubtful debt. These were partially offset by $3.4 million net unfavorable variance in foreign exchange.
Research and Development (“R&D”)
For the three and nine months ended June 29, 2019, lower R&D expenses as compared to the prior year period was primarily due to lower staff costs mainly as a result of decrease in incentive compensation. This was partially offset by higher investment in the development of advanced packaging products.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	$ Change	% Change
Interest income	$3,956	$3,459	$497	14.4%
Interest expense	$(632)	$(263)	$(369)	140.3%

	Nine months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	$ Change	% Change
Interest income	$11,647	$8,420	$3,227	38.3%
Interest expense	$(1,137)	$(799)	$(338)	42.3%

For the three and nine months ended June 29, 2019, interest income was higher as compared to the prior year period. This was primarily due to higher interest rates.
Interest expense for the three and nine months ended June 29, 2019 and June 30, 2018 was primarily attributable to the interest on the financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013, as well as interest on the overdraft facility. (Refer to Note 8 of Item 1)
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 29, 2019 and June 30, 2018:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income tax expense	$3,864	$7,282	$19,106	$122,494
Effective tax rate	75.0%	10.8%	78.2%	81.9%
Please refer to Note 12 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and nine months ended June 29, 2019 and June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of June 29, 2019 and September 29, 2018:

	As of
(dollar amounts in thousands)	June 29, 2019	September 29, 2018	Change
Cash and cash equivalents	$395,538	$320,630	$74,908
Restricted cash	474	518	(44)
Short-term investments	248,000	293,000	(45,000)
Total cash, cash equivalents, restricted cash and short-term investments	$644,012	$614,148	$29,864
Percentage of total assets	57.9%	51.8%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the nine months ended June 29, 2019 and June 30, 2018:

	Nine months ended
(in thousands)	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$83,181	$93,843
Net cash provided by/(used in) investing activities	30,374	(57,527)
Net cash used in financing activities	(38,751)	(65,805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(251)
Changes in cash, cash equivalents and restricted cash	$74,864	$(29,740)
Cash, cash equivalents and restricted cash, beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash, end of period	$396,012	$363,200

Nine months ended June 29, 2019
Net cash provided by operating activities was primarily due to the increase in net change in operating assets and liabilities of $47.9 million, non-cash adjustments to net income of $30.1 million and net income of $5.2 million. The increase in net change in operating assets and liabilities was primarily driven by a decrease in accounts and notes receivable of $92.7 million related to the lower sales and a decrease in inventory of $16.0 million. This was partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $48.1 million, also related to the lower sales, an increase in prepaid expenses and other assets of $10.6 million, and a decrease in income tax payable of $3.7 million.
The decrease in accounts receivable was due to higher sales in the fourth quarter of fiscal 2018 as compared to the third quarter of fiscal 2019 as well as timing of collections. The decrease in inventory was due to decreased manufacturing activities in third quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018 in response to lower sales levels in fiscal 2019. The lower accounts payable, accrued expenses and other current liabilities were primarily due to lower accruals on incentive compensation and other bonuses as a result of payment made in fiscal 2019 and lower purchases due to lower manufacturing activities. The decrease in income tax payable was mainly due to payment of tax during fiscal 2019.
Net cash provided by investing activities was due to net redemption of short-term investments of $45.0 million. This was partially offset by capital expenditures of $9.7 million and an equity investment of $5.0 million in one of our collaborative partners.
Net cash used in financing activities was primarily due to common stock repurchases of $85.5 million and dividend payment of $23.9 million. These were partially offset by an overdraft of $71.2 million.
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
Fiscal 2019 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2019 capital expenditures to be between $11.0 million and $13.0 million, of which approximately $9.3 million has been incurred through the third quarter. The actual amounts for 2019 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of June 29, 2019 and September 29, 2018, approximately $637.2 million and $545.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, the cash amount as of June 29, 2019 is expected to be available for use in the U.S. without incurring additional income tax.

Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 29, 2019, the Company repurchased a total of 1.5 million and 4.0 million shares of common stock under the Program at a cost of $33.2 million and $85.6 million, respectively. As of June 29, 2019, our remaining stock repurchase authorization under the Program was approximately $112.1 million.
Dividends
On May 20, 2019, February 28, 2019, and December 12, 2018, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and nine months ended June 29, 2019 totaled $7.8 million and $23.9 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 29, 2019 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The Company’s other non-current liabilities in the Consolidated Condensed Balance Sheets consist primarily of deferred tax liabilities, gross long-term tax payable and retirement obligations. As of June 29, 2019, the Company had deferred tax liabilities of $27.2 million and long-term tax payable of $20.5 million of which the Company is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the below contractual obligation table. In addition, the Company has retirement obligations and other severances of $7.7 million which are payable on employee departures.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of June 29, 2019:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$85,829	$85,829	$—	$—	$—
Operating lease obligations (2)	17,534	4,343	5,255	3,857	4,079
Long-term tax payable (3) (reflected on our Balance Sheets)	64,099	—	13,684	19,671	30,744
Asset retirement obligations (4) (reflected on our Balance Sheets)	1,612	87	365	1,038	122
Total	$169,074	$90,259	$19,304	$24,566	$34,945

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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

In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of June 29, 2019, we recorded a financing obligation of $15.5 million. The financing obligation is not reflected in the table above.

(3)	Associated with the one-time transition tax of our foreign subsidiaries in relation to the Act. (Refer to Note 12 of Item 1).

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 29, 2019, the outstanding amount is $3.2 million.
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $100.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"). or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of June 29, 2019, the outstanding amount is $71.2 million.
In addition, the Company has other bank guarantees for operational purposes which are secured with corresponding deposits placed with the issuer banks. These amounts are shown as restricted cash in the Consolidated Condensed Balance Sheets.
As of June 29, 2019, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of June 29, 2019, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $1.0 to $2.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $34.8 million outstanding as of June 29, 2019.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 29, 2019 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2018 Annual Report on Form 10-K, except as follows:
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Approximately 92.3%, 92.9%, and 92.4% of our net revenue for fiscal 2018, 2017, and 2016, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 46.0%, 40.0% and 33.7% of our net revenue for the fiscal 2018, 2017, and 2016 was for shipments to customers located in China.We expect our future performance to depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China and capillary blanks in Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., Germany, Mexico, Switzerland and the Netherlands. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

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

The U.S. and other foreign countries have levied tariffs on certain goods and have introduced retaliatory measures or other trade restrictions that may impact our customer investment in manufacturing equipment, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, may limit our ability to produce products, increase our selling and/or manufacturing costs, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended June 29, 2019 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2019 to April 27, 2019	307	$23.71	307	$138.0
April 28, 2019 to June 1, 2019	666	$20.60	666	$124.3
June 2, 2019 to June 29, 2019	565	$21.53	565	$112.1
For the three months ended June 29, 2019	1,538		1,538
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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 2, 2019	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.