Form 10-K
period 2019-09-28
KULICKE & SOFFA INDUSTRIES INC
filed 2019-11-15
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File No. 0-121

KULICKE AND SOFFA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

23A Serangoon North Avenue 5, #01-01, K&S Corporate Headquarters, Singapore 554369
(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code: (215) 784-6000

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,444.9 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of November 8, 2019 there were 63,028,039 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed on or about January 4, 2020 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2019 Annual Report on Form 10-K
September 28, 2019

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (the “Annual Report” or "Form 10-K") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.
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
Item 1. BUSINESS
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") designs, manufactures and sells capital equipment and tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
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
Our year end for each of fiscal 2019, 2018 and 2017 was September 28, 2019, September 29, 2018, and September 30, 2017, respectively.

Key Events in Fiscal 2019
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the fiscal year ended September 28, 2019, the Company repurchased a total of 4.7 million shares of common stock at a cost of $100.5 million. As of September 28, 2019, our remaining share repurchase authorization under the Program was approximately $97.1 million.
Dividends
On August 7, 2019, May 20, 2019, February 28, 2019 and December 12, 2018, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended September 28, 2019, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets with a resulting softening of demand. While the Company anticipates long-term growth in semiconductor consumption, the softening in demand, which began in the fourth quarter of fiscal 2018, is expected to continue through fiscal 2020.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of September 28, 2019, our total cash, cash equivalents, restricted cash and short-term investments, net of the bank overdraft line of credit, were $532.3 million, a $81.9 million decrease from the prior fiscal year end. Our bank overdraft line of credit facility allows us to meet our short-term funding needs, while we align our cash balances with our long-term capital allocation strategy. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. Gen-S is our smart bonder series and RAPID™ is the first product in the series to address the Industry 4.0 requirements. The key features of this series include Real-time Process & Performance Monitoring, Real-time Equipment Health Monitoring, Advanced Data Analytics & Traceability, Predictive Maintenance Monitoring & Analysis, and Detection & Enhanced Post-Bond Inspection.
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

During fiscal 2019, we have entered into a new market, miniLED for display backlighting and direct emitting display, with the recent launch of PIXALUXTM. The PIXALUXTM is a very high speed die placement equipment, and one of the most mass production ready solutions for miniLED placement in the market. MiniLEDs are potentially used in TV, IT display, large display, signage display, consumer display and automotive markets. The usage of miniLED is expected to grow significantly over the next few years.
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
Products and Services
The Company operates two segments: Capital Equipment and APS. The following table reflects net revenue by segment for fiscal 2019, 2018, and 2017:

	Fiscal
	2019		2018		2017
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$386,820	71.6%	$719,390	80.9%	$651,934	80.6%
APS	153,232	28.4%	169,731	19.1%	157,107	19.4%
	$540,052	100.0%	$889,121	100.0%	$809,041	100.0%

See Note 14 to our consolidated financial statements included in Item 8 of this report for our financial results by segment.

Customers
Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends. There was no customer with sales representing more than 10% of net revenue in fiscal 2019.
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
1	Super Power International Ltd (2)	1	Haoseng Industrial Co., Ltd. (1)(2)	1	Haoseng Industrial Co., Ltd. (1)(2)
2	Micron Technology Incorporated	2	ASE Industrial Holding (3)	2	Siliconware Precision Industries Ltd. (3)
3	First Technology China, Ltd. (2)	3	Super Power International Ltd (2)	3	Advanced Semiconductor Engineering (3)
4	ASE Industrial Holding (3)	4	Micron Technology Incorporated	4	Amkor Technology Inc.
5	Xinye Electronics. Co (2)	5	First Technology China, Ltd. (2)	5	Super Power International Ltd (2)
6	Forehope Electronic Co., Ltd	6	Tesla Motors	6	Samsung
7	Infineon Technologies	7	Samsung	7	First Technology China, Ltd. (2)
8	ST Microelectronics	8	Texas Instruments, Inc.	8	LG Innotek Co. Ltd.
9	On Semiconductor	9	Xinye Electronics. Co (2)	9	Texas Instruments, Inc.
10	Haoseng Industrial Co., Ltd. (2)	10	Infineon Technologies	10	Xinye Electronics. Co (2)
(1) Represents more than 10% of our net revenue for the applicable fiscal year.
(2) Distributor of our products.
(3) Siliconware Precision Industries Ltd. and Advanced Semiconductor Engineering merged in fiscal 2018 to form ASE Industrial Holding.

Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales support and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales support and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales support and customer support resources are located primarily in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., Germany, Mexico, Switzerland and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Switzerland, Israel, the U.S. and the Netherlands.
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
The following table reflects our backlog as of September 28, 2019 and September 29, 2018:

	As of
(in thousands)	September 28, 2019	September 29, 2018
Backlog	$104,711	$141,665
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
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in China. The capillaries are made using blanks produced at our facilities in China and Israel. We both produce and outsource the production of our bonding wedges. Both the China and Israel facilities are ISO 9001 certified. The China facility is also ISO 14001 and ISO 18001 certified.
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
Employees
As of September 28, 2019, we had 2,469 regular full-time employees and 145 temporary workers worldwide.

Item 1A. RISK FACTORS
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
Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	industry inventory level;

•	the mix of products we sell because, for example:

◦	certain lines of equipment within our business segments are more profitable than others; and

◦	some sales arrangements have higher gross margins than others;

•	canceled or deferred orders;

•	seasonality;

•	competitive pricing pressures may force us to reduce prices;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers' delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors' introduction of new products.
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
Approximately 93.3%, 92.3%, and 92.9% of our net revenue for fiscal 2019, 2018, and 2017, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 46.7%, 46.0% and 40.0% of our net revenue for the fiscal 2019, 2018, and 2017 was for shipments to customers located in China.
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
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China and capillary blanks in Israel and China. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, Vietnam, the U.S., Germany,

Mexico, Switzerland and the Netherlands. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	foreign exchange restrictions and capital controls;

•	restrictions or significant taxes on the repatriation of our assets, including cash;

•	difficulties of staffing and managing dispersed international operations;

•	changes in our structure or tax incentive arrangements;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza or other illnesses;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments' monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws;

•	new laws and regulations; and

•	legal systems which are less developed and may be less predictable than those in the U.S.
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
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions that may impact our customer investment in manufacturing equipment, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in response. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, may limit our ability to produce products, increase our selling and/or manufacturing costs, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
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
Because most of our foreign sales are denominated in U.S. dollar or Euro, an increase in value of the U.S. dollar or the Euro against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against other currencies other than the Euro could make our costs in non-U.S. locations more expensive to fund. Our ability to compete overseas may therefore be materially and adversely affected by the fluctuations of the U.S. dollar or the Euro against other currencies.
Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries' functional currency, and remeasurement of our foreign subsidiaries' net monetary assets from the subsidiaries' local currency into the subsidiaries' functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Swiss Franc, Philippine Peso, Thai Baht, Taiwan Dollar, South Korean Won, Israeli Shekel and Euro. Although we from time to time have entered into foreign exchange forward contracts to hedge certain foreign currency exposure of our operating expenses, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.
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
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. There was no customer with sales representing more than 10% of net revenue in fiscal 2019. Sales to our ten largest customers comprised 53.8% and 53.4% of our net revenue for fiscal 2019 and fiscal 2018, respectively.
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

•	restrictions on our ability to rely on suppliers due to changes in trade regulation;

•	the inability of suppliers to meet customer demand requirements during volatile cycles;

•	reliability or quality issues with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;

•	loss of suppliers as a result of consolidation of suppliers in the industry; and

•	loss of suppliers because of their bankruptcy or insolvency.
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
We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. We may be unable to successfully integrate acquired businesses with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate these acquisitions. These transactions place additional demands on our management and current labor force. Additionally, these transactions require significant resources from our legal, finance and business teams. In addition, we may divest existing businesses, which would cause a decline in revenue and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to mitigate the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.
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
In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better-capitalized companies. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources. Some of these competitors are Asian and European companies that have had, and may continue to have, an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers.
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
Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, subcontractors, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how.” We also rely, in some cases, on patent and copyright protection, although this protection may in some cases be insufficient due to the rapid development of technology in our industry. We may not be successful in protecting our technology for a number of reasons, including the following:

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
Compliance with existing or future land use, environmental and health and safety laws and regulations may: (1) result in significant costs to us for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations and/or (3) cause us to curtail our operations. We also could incur significant costs, including cleanup costs, fines or other sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under such laws and regulations. Any costs or liabilities to comply with or imposed under these laws and regulations could materially and adversely affect our business, financial condition and operating results.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common shares.
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 63.2 million shares were outstanding as of September 28, 2019. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common shares or preferred shares.
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
Our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We or our independent registered public accountants may identify material weaknesses in our internal controls which could adversely affect our ability to ensure proper financial reporting and could affect investor confidence in us and the price of our common shares. We previously disclosed in our Form 10-K/A for the fiscal year ended September 30, 2017, and in our Forms 10-Q and 10 Q/A (as applicable) for each interim period in fiscal 2018, material weaknesses in our internal control over financial reporting in respect of (i) recording and review of manual journal entries related to our warranty accrual and accounts payable and (ii) cash disbursements. Management implemented a number of remediation actions, and has concluded that the material weaknesses described above were remediated as of September 29, 2018.
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
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in data center facilities around the world, primarily in Singapore and the U.S., upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and/or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.

We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse, to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, depending on the nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (of the Company or that of third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
Changes to our existing tax incentive in Singapore may materially reduce our reported results of operations in future periods.
We have obtained a tax incentive which provides that certain classes of income are subject to reduced income tax rates in Singapore. In order to retain this tax benefit, we must meet certain employment and investment conditions. If we cannot, or elect not to, comply with these conditions, we could be required to refund material tax benefits previously realized with respect to this tax incentive. We are currently in discussions on the renewal of our tax incentive, which is presently scheduled to expire in our fiscal 2020. Renewals are at the discretion of the Singapore government and we may not be able to extend the tax incentive arrangement beyond its current expiration date. We may also elect not to renew this tax incentive arrangement. In the absence of the tax incentive, the income tax rate in Singapore that would otherwise apply is 17%, which would result in a significant increase in our provision for income taxes in future periods.
The phase-out of the London Interbank Offered Rate (“LIBOR”) could affect interest rates under our existing overdraft credit facility agreement.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market. We use LIBOR as a reference rate to calculate interest rates under our overdraft line of credit facility (“Overdraft Facility”). In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement index with the bank under our Overdraft Facility, and the interest rate under our Overdraft Facility may change. The new rate may not be as favorable to us as those in effect prior to any LIBOR phase-out. In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have an adverse impact on our business, financial condition and results of operations.
Other Risks
Our ability to recognize tax benefits on our existing U.S. tax attributes may be limited.
As of September 28, 2019, we have generated state net operating loss carryforwards of $146.5 million and U.S federal and state tax credits of $7.8 million (“U.S. tax attributes”) that can be used to reduce our future U.S. federal and state income tax obligations. However, under the Tax Reform Act of 1986, the potential future utilization of our U.S. tax attributes may be limited following an ownership change, which is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code. Should an ownership change be deemed to occur under Section 382, the resulting limitation in our ability to fully utilize our U.S. tax attributes could materially and adversely affect our financial condition and operating results.
Changes in tax legislation could adversely impact our future profitability.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform and base-erosion efforts continuing to be high priorities in many tax jurisdictions in which we operate. Significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results. For example, on December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, resulting in a material increase to our provision for income taxes in fiscal 2018 and 2019 due to the U.S. one-time transition tax and the need to revalue our U.S. deferred tax assets and liabilities based on the newly enacted U.S. federal statutory tax rate, while other TCJA provisions could impact our future effective tax rate depending on the amount of and geographic mix of our foreign earnings in future periods. Further changes in the tax laws of the U.S. and foreign jurisdictions could also arise as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organisation for Economic Co-operation and Development. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by BEPS. The increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax positions taken by the Company in prior or future periods. We continue to monitor new tax legislation or other developments that could increase our effective tax rate and impact our future profitability.
Other changes in taxation which could materially impact our future effective tax rate.
Our future effective tax rate could be affected by numerous factors including higher or lower than anticipated foreign earnings in various jurisdictions where we are subjected to tax rates that differ from the U.S. federal statutory tax rate, by failure to meet the conditions of or to renew our tax incentive arrangement, by changes in the valuation allowances recorded against certain deferred tax balances, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. Changes in our assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances and challenges by tax authorities to our historic or future tax positions could also significantly adversely impact our future effective tax rate.
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
Terrorist attacks, or other acts of violence or war, may affect the markets in which we operate and our profitability.
Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, manufacturing, sales and research and development facilities in Singapore, manufacturing and research and development facilities in the Netherlands, China, and Israel and sales and research and development facilities in the U.S. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the U.S. and overseas. Additional attacks or any broader conflict could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 28, 2019:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	209,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Capital Equipment: ball and wedge bonders, advanced packaging and AT Premier	November 2043 (2)
Suzhou, China	191,000 sq. ft.	Manufacturing, technology and shared support services center	APS: capillaries, dicing blades and bonding wedges	Owned
Eindhoven, Netherlands	110,000 sq. ft.	Manufacturing, technology, sales and service center	Capital Equipment: Advanced Packaging and Electronics Assembly	September 2025 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	Owned
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (4)
Haifa, Israel	31,000 sq. ft.	Manufacturing and technology center	APS: capillary blanks (semi-finish)	October 2037 (5)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China and Fort Washington, Pennsylvania

(2)	Includes lease extension periods at the Company's option. Initial lease expires in November 2023.

(3)	Includes lease extension periods at the Company's option. Initial lease expires in September 2020.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2026.

(5)	Includes lease extension periods at the Company's option. Initial lease expires in October 2027.
In addition, the Company rents space for sales support, customer support, services and administrative functions in China, Germany, Japan, Malaysia, South Korea, Switzerland, Taiwan, Thailand and the Philippines. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

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
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” On November 8, 2019, there were approximately 200 holders of record of the shares of outstanding common stock.
On August 7, 2019, May 20, 2019, February 28, 2019 and December 12, 2018, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended September 28, 2019, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 4, 2020.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended September 28, 2019 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2019 to July 27, 2019	443	$22.21	443	$102,273
July 28, 2019 to August 31, 2019	109	$20.74	109	$100,004
September 1, 2019 to September 28, 2019	128	$22.37	128	$97,145
For the three months ended September 28, 2019	680		680

(1)
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company's common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the fiscal years ended 2019, 2018, 2017, 2016, and 2015. As previously reported on the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017, the Company restated certain of its financial statements and related notes for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015. This annual report for the fiscal year ended September 28, 2019 reflects the restated numbers for those periods.

This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net revenue	$540,052	$889,121	$809,041	$627,192	$536,471
Income from operations	21,610	166,632	113,083	53,953	38,591
Interest income, net	13,077	10,917	5,432	2,211	454
Income before income taxes	34,687	177,549	118,515	56,164	39,045
Provision for (benefit from) income taxes(1)	22,910	120,744	(7,394)	7,709	(12,867)
Share of results of equity-method investee, net of tax	124	129	(190)	—	—
Net income	$11,653	$56,676	$126,099	$48,455	$51,912

	Fiscal
	2019	2018	2017	2016	2015
Per Share Data:
Net income per share:
Basic	$0.18	$0.82	$1.78	$0.69	$0.69
Diluted	$0.18	$0.80	$1.75	$0.68	$0.69
Cash dividends declared per share	$0.48	$0.24	$—	$—	$—

Weighted average shares outstanding:
Basic	65,286	69,380	70,906	70,477	75,414
Diluted	65,948	70,419	72,063	70,841	75,659

	Fiscal
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$593,184	$614,148	$608,410	$547,907	$498,614
Working capital	719,109	813,197	760,401	654,983	624,659
Total assets	1,079,616	1,185,740	1,171,107	982,444	904,466
Long-term and current portion of financing obligation	15,032	15,957	16,769	17,318	17,003
Shareholders' equity	769,063	880,207	920,030	799,524	760,912

(1)
The following are the most significant factors that affected our provision for (benefit from) income taxes: volatility in our earnings each fiscal year; variation in our earnings among the various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of foreign earnings; changes in tax legislation; remeasurement of deferred taxes; and unrecognized tax benefit.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.
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
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
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
The preparation of consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, we evaluate estimates, including, but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, income taxes, equity-based compensation expense and warranties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, we make judgments regarding the carrying values of our assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, we evaluate these estimates. Actual results may differ from these estimates.
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
Our business is subject to contingencies related to customer orders, including:

•
Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.

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

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. We communicate forecasts of our future consumption to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or net realizable value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
Inventory reserve provision for certain subsidiaries is determined based on management's estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350"), requires goodwill and intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
As part of the annual evaluation, the Company performs an impairment assessment of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future.
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
For further information on goodwill and intangible assets, see Note 3 to our consolidated financial statements in Item 8.
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. The Company records a valuation allowance to reduce its deferred tax assets to the amount expected to be realized, on a more likely than not basis. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination is made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period such determination is made.
The Company determines the amount of the unrecognized tax benefit with respect to uncertain tax positions taken or expected to be taken on its income tax returns in accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740 -10”). Under ASC 740 -10, the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a determination of whether the weight of available evidence indicates a tax position is more likely than not to be sustained upon examination solely based on its technical merit. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority, including resolution of related appeals or litigation process, if any.

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
RESULTS OF OPERATIONS
Results of Operations for fiscal 2019 and 2018
The following table reflects our income from operations for fiscal 2019 and 2018:

	Fiscal
(dollar amounts in thousands)	2019	2018	$ Change	% Change
Net revenue	$540,052	$889,121	$(349,069)	(39.3)%
Cost of sales	285,462	479,680	(194,218)	(40.5)%
Gross profit	254,590	409,441	(154,851)	(37.8)%

Selling, general and administrative	116,811	123,188	(6,377)	(5.2)%
Research and development	116,169	119,621	(3,452)	(2.9)%
Operating expenses	232,980	242,809	(9,829)	(4.0)%

Income from operations	$21,610	$166,632	$(145,022)	(87.0)%
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
The following tables reflect our bookings and backlog for fiscal 2019 and 2018:

	Fiscal
(in thousands)	2019	2018
Bookings	$503,098	$840,083

	As of
(in thousands)	September 28, 2019	September 29, 2018
Backlog	$104,711	$141,665

Our net revenues for fiscal 2019 decreased as compared to our net revenues for fiscal 2018 primarily due to lower volume as a result of lower demand from our customers, particularly in our Capital Equipment segment.
The semiconductor industry is volatile and our operating results are adversely impacted by volatile worldwide economic conditions. Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historical industry-wide volatility will persist.
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, the softening in demand, which began in the fourth quarter of fiscal 2018, is expected to continue through fiscal 2020.
Net Revenue
Approximately 93.3% and 92.3% of our net revenue for fiscal 2019 and 2018, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 46.7% and 46.0% of our net revenue for fiscal 2019 and 2018, respectively, was for shipments to customers located in China.
The following table reflects net revenue by business segment for fiscal 2019 and 2018:

	Fiscal
(dollar amounts in thousands)	2019	2018	$ Change	% Change
Capital Equipment	$386,820	$719,390	$(332,570)	(46.2)%
APS	153,232	169,731	(16,499)	(9.7)%
Total net revenue	$540,052	$889,121	$(349,069)	(39.3)%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between fiscal 2019 and 2018:

	Fiscal 2019 vs. 2018
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(3,910)	$(328,660)	$(332,570)
For fiscal 2019, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume and unfavorable price variance. The lower volume was primarily due to a decrease in customer investments as a result of uncertainties in semiconductor, LED, memory and automotive markets. The unfavorable price variance was primarily due to competition in power module, power discrete, and battery application and unfavorable product mix.
APS
The following table reflects the components of APS net revenue change between fiscal 2019 and 2018:

	Fiscal 2019 vs. 2018
(in thousands)	Price	Volume	$ Change
APS	$(7,922)	$(8,577)	$(16,499)

For fiscal 2019, the lower APS net revenue as compared to fiscal 2018 was due to lower sales volume and unfavorable price variance. The lower sales volume was due to lower utilization of our products and the unfavorable price was due to competition in consumable business and unfavorable product mix.

Gross Profit
The following table reflects gross profit by business segment for fiscal 2019 and 2018:

	Fiscal
(dollar amounts in thousands)	2019	2018	$ Change	% Change
Capital Equipment	$168,683	$315,939	$(147,256)	(46.6)%
APS	85,907	93,502	(7,595)	(8.1)%
Total gross profit	$254,590	$409,441	$(154,851)	(37.8)%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2019 and 2018:

	Fiscal
	2019	2018	Basis point change
Capital Equipment	43.6%	43.9%	(30)
APS	56.1%	55.1%	100
Total gross margin	47.1%	46.1%	100
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between fiscal 2019 and 2018:

	Fiscal 2019 vs. 2018
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(3,910)	$4,060	$(147,406)	$(147,256)
For fiscal 2019, the lower Capital Equipment gross profit as compared to fiscal 2018 was primarily due to lower volume and unfavorable price variance. The lower volume was primarily due to decrease in customer investments as a result of uncertainties in semiconductor, LED, memory and automotive markets. The unfavorable price variance was primarily due to competition in power module, power discrete and battery application and unfavorable product mix. The lower volume and unfavorable price variance were partially offset by the lower cost. The lower cost was primarily due to change in product mix.
APS
The following table reflects the components of APS gross profit change between fiscal 2019 and 2018:

	Fiscal 2019 vs. 2018
(in thousands)	Price	Cost	Volume	$ Change
APS	$(7,922)	$1,175	$(848)	$(7,595)
For fiscal 2019, the lower APS gross profit as compared to fiscal 2018 was primarily due to price decreases as a result of competition in consumable business and unfavorable product mix.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2019 and 2018:

	Fiscal
	2019	2018	Basis point change
Selling, general and administrative	21.6%	13.9%	770
Research and development	21.5%	13.5%	800
Total	43.1%	27.4%	1,570

Selling, General and Administrative (“SG&A”)
For fiscal 2019, lower SG&A expenses as compared to fiscal 2018 were primarily due to $10.7 million lower staff costs mainly as a result of decrease in incentive compensation and a $0.4 million decrease in amortization expenses. This was partially offset by $3.4 million net unfavorable variance in foreign exchange, $0.8 million lower net gain in disposal of fixed assets and a $0.6 million increase in professional fees.
Research and Development (“R&D”)
For fiscal 2019, lower R&D expenses as compared to fiscal 2018 were primarily due to lower staff costs mainly as a result of decrease in incentive compensation. This was partially offset by higher investment in the development of advanced packaging products.
Income from Operations
For fiscal 2019, total income from operations was lower by $145.0 million as compared to fiscal 2018. This was primarily due to decreased revenue in fiscal 2019, partially offset by lower operating expenses.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2019 and 2018:

	Fiscal
(dollar amounts in thousands)	2019	2018	$ Change	% Change
Interest income	$15,132	$11,971	$3,161	26.4%
Interest expense	$(2,055)	$(1,054)	$(1,001)	95.0%
For fiscal 2019, interest income was higher as compared to fiscal 2018. This was primarily due to higher average interest rates.
For fiscal 2019, higher interest expense was due to interest on the Overdraft Facility (Refer to Note 8 of our consolidated financial statements included in Item 8 of this Annual Report), partially offset by a decrease in interest on financing obligations relating to the Building (as defined in Note 8), which were incurred subsequent to the completion of the Building in December 2013.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2019 and 2018:

	Fiscal
(in thousands)	2019	2018
Provision for income taxes	$22,910	$120,744
Effective tax rate	66.0%	68.0%
For fiscal 2019, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax expense related to adjustments to the U.S. one-time transition tax pursuant to newly issued TCJA regulations, valuation allowances recorded against certain deferred tax assets, remeasurement of certain deferred tax balances, undistributed foreign earnings, and deemed dividends, partially offset by tax benefit from foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, tax incentives, and tax credits generated during the fiscal year. For further information, refer to Note 14: Income Taxes of our consolidated financial statements.
For fiscal 2018, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax expense related to the U.S. one-time transition tax and remeasurement of U.S. deferred tax balances pursuant to the enactment of the TCJA, valuation allowances recorded against certain deferred tax assets, undistributed foreign earnings, and deemed dividends, partially offset by tax benefit from foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, tax incentives, and tax credits generated during the fiscal year.
During fiscal 2019, the Company completed its evaluation of the future cash needs of its U.S. and foreign operations, the alignment of cash balances with the Company’s long-term capital allocation strategy, and the impact of the TCJA which generally allows U.S. corporations to make distributions without incurring additional U.S. income tax. As a result of this reassessment, a portion of the Company’s undistributed foreign earnings are no longer deemed to be indefinitely reinvested outside the U.S. The Company recorded $0.7 million of tax expense in the second quarter of fiscal 2019 as part of the initial change in assertion and $1.8 million of tax expense cumulatively by the end of fiscal 2019 primarily due to subsequent changes in foreign exchange rates.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of September 28, 2019 and September 29, 2018:

	As of
(dollar amounts in thousands)	September 28, 2019	September 29, 2018	Change
Cash and cash equivalents	$364,184	$320,630	$43,554
Restricted cash	—	518	(518)
Short-term investments	229,000	293,000	(64,000)
Total cash, cash equivalents, restricted cash and short-term investments	$593,184	$614,148	$(20,964)
Percentage of total assets	54.9%	51.8%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2019 and 2018:

	Fiscal
(in thousands)	2019	2018
Net cash provided by operating activities	$65,967	$123,499
Net cash provided by/(used in) investing activities	47,468	(96,871)
Net cash used in financing activities	(71,318)	(99,135)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	919	715
Changes in cash, cash equivalents and restricted cash	$43,036	$(71,792)
Cash, cash equivalents and restricted cash, beginning of period	321,148	392,940
Cash, cash equivalents and restricted cash, end of period	$364,184	$321,148
Fiscal 2019
Net cash provided by operating activities was primarily the result of net income of $11.7 million, non-cash adjustments of $43.1 million and working capital changes of $11.2 million. The change in working capital was primarily driven by an decrease in accounts and notes receivable of $47.4 million and a decrease in inventories of $24.1 million. This was partially offset primarily by a decrease in accounts payable and accrued expenses and other current liabilities of $53.8 million and a decrease in income taxes payable of $7.8 million.
The decrease in accounts receivable was due to lower collections and sales in fiscal 2019. The decrease in inventories was due to decreased manufacturing activities in fiscal 2019 in response to decreased sales in fiscal 2019. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower accruals on incentive compensation and lower purchases due to lower manufacturing activities. The lower income taxes payable was primarily due to lower profit and payment of tax in fiscal 2019.
The increase in net cash provided by investing activities primarily relates to maturity of short-term investments of $683.0 million, partially offset by purchases of short-term investments of $619.0 million, capital expenditures of $11.7 million and an equity investment of $5.0 million.
Net cash used in financing activities primarily relates to the repurchase of common stock of $99.9 million, and dividends paid to common stockholders of $31.6 million, partially offset by an increase in net overdraft of $60.1 million under our overdraft line of credit.
Fiscal 2018
Net cash provided by operating activities was primarily the result of net income of $56.7 million, non-cash adjustments of $55.9 million and working capital changes of $10.9 million. The change in working capital was primarily driven by an increase in income tax payable of $78.0 million and a decrease in prepaid expenses and other current assets of $9.4 million. This was partially offset primarily by an increase in accounts and notes receivable of $45.2 million and a decrease in accounts payable and accrued expenses and other current liabilities of $30.9 million.
The increase in income tax payable was primarily due to additional tax payable for the U.S. one-time transition tax as a result of the enactment of the Tax Cuts and Jobs Act (the "TCJA"). The decrease in prepaid expenses and other current assets was primarily due to tax refunds received. The increase in accounts receivable was due to slower collections. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower customer obligations such as customer credit and advances, and lower accrued incentive compensation.
Net cash used in investing activities was primarily due to purchases of short-term investments of $684.0 million and capital expenditures of $20.5 million, offset by maturity of short-term investments of $607.0 million.
Net cash used in financing activities primarily relates to the repurchase of common stock of $90.3 million and dividends paid to common stockholders of $8.2 million.
Fiscal 2020 Liquidity and Capital Resource Outlook
We expect our fiscal 2020 capital expenditures to be between $18.0 million and $22.0 million. The actual amounts for 2020 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of September 28, 2019 and September 29, 2018, approximately $591.3 million and $545.0 million of cash, cash equivalents, restricted cash and short-term investments were held by the Company's foreign subsidiaries, respectively. As a result of the TCJA, signed into law on December 22, 2017, a portion of the cash amounts as of September 28, 2019 are expected to be available for use in the U.S. without incurring additional U.S. income tax. Please refer to Note 13 of Item 8 for more details regarding the impact of the TCJA on our income taxes.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. In fiscal 2019, the Company’s U.S. operations and capital requirements have been funded primarily by cash generated from U.S. operating activities, repatriation of cash generated by foreign operating activities, and by a Facility Agreement with MUFG Bank, Ltd. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. tax. We believe these future repatriations of cash and our U.S. sources of cash and liquidity are sufficient to meet our other business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, repayment of outstanding balances under the Facility Agreement with MUFG Bank, Ltd., dividend program, and the share repurchase program as approved by the Board of Directors. Should the Company’s U.S. cash needs exceed its funds generated by U.S. and foreign operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could seek U.S. borrowing alternatives.
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized the Program to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended September 28, 2019, the Company repurchased a total of 4.7 million shares of common stock at a cost of $100.5 million. As of September 28, 2019, our remaining share repurchase authorization under the Program was approximately $97.1 million.

Dividends
On August 7, 2019, May 20, 2019, February 28, 2019 and December 12, 2018, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended September 28, 2019, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of September 28, 2019 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of September 28, 2019, the Company had deferred tax liabilities of $32.1 million, unrecognized tax benefit within the income tax payable for uncertain tax positions of $11.7 million and related accrued interest of $1.4 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 28, 2019:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$83,278	83,278	$—	$—	$—
Operating lease obligations (2)	16,273	4,089	4,758	3,789	3,637
U.S. One-time transition tax payable (3) (reflected on our Balance Sheets)	72,401	5,175	12,213	18,607	36,406
Asset retirement obligations (reflected on our Balance Sheets)(4)	1,636	125	323	1,063	125
Total	$173,588	$92,667	$17,294	$23,459	$40,168

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)
Represents minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2027 (not including lease extension options, if applicable).

The annual rent and service charge for our corporate headquarters ranges from $4 million to $5 million Singapore dollars and is not included in the table above.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of September 28, 2019, we recorded a financing obligation of $15.0 million. The financing obligation is not reflected in the table above.

(3)	Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.

(4)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of September 28, 2019 and September 29, 2018, the outstanding amount was $3.1 million and $4.0 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of September 28, 2019, the outstanding amount under the Facility Agreements was $60.9 million.
As of September 28, 2019, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.
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
Based on our foreign currency exposure as of September 28, 2019, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with notional amounts of $33.8 million outstanding as of September 28, 2019. On October 24, 2019, the Company entered into foreign exchange forward contracts with notional amounts of $10.0 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15(a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 28, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes- Application of newly issued regulations and guidance on the computation of the U.S. one-time transition tax resulting from the US Tax Cuts and Jobs Act of 2017
As described in Note 13 to the consolidated financial statements, the Tax Cuts and Jobs Act (the “TCJA”), signed into law on December 22, 2017, made certain changes to the US Tax code and included a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries. The consolidated financial statements for the fiscal year ended September 29, 2018 reflect the income tax effects of the TCJA as required by Accounting Standards Codification Topic 740. In fiscal year 2019, the Company recorded an additional tax expense of $9.4 million due to newly issued TCJA regulations and guidance on the computation of the U.S. one-time transition tax.
The principal considerations for our determination that performing procedures relating to the application of newly issued regulations and guidance on the computation of the U.S. one-time transition tax resulting from the TCJA is a critical audit matter are (i) the significant judgments made by management when applying the newly issued regulations and guidance to the deemed repatriated previously untaxed accumulated earnings and profits of certain foreign subsidiaries; (ii) the high degree of auditor judgment and subjectivity in applying procedures to evaluate management’s application of these newly issued regulations and guidance to the deemed repatriated previously untaxed accumulated earnings and profits of certain foreign subsidiaries; and (iii) the nature of our effort included the use of professionals with specialized skill and knowledge to assist in evaluating the application of the newly issued regulations and guidance.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including control procedures over management’s methods and assumptions used in identifying, applying, and disclosing the impacts to the Company’s tax positions recorded as a result of newly issued TCJA regulations and guidance on the computation of the U.S. one-time transition tax. These procedures also included, among others, evaluating the appropriateness of management’s judgments when applying the newly issued regulations and guidance, evaluating management’s documentation regarding the newly issued regulations and guidance, assessing the impact of the newly issued regulations and guidance on the financial position of the Company, and testing the underlying data used in management’s assessment of the application of the newly issued regulations and guidance. When assessing the proper application of the newly issued regulations and guidance on the computation of the U.S. one-time transition tax resulting from the TCJA, we involved the use of professionals with specialized skill and knowledge.

/s/ PricewaterhouseCoopers LLP
Singapore
November 15, 2019

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 28, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$364,184	$320,630
Restricted cash	—	518
Short-term investments	229,000	293,000
Accounts and notes receivable, net of allowance for doubtful accounts of $597 and $385, respectively	195,830	243,373
Inventories, net	89,308	115,191
Prepaid expenses and other current assets	15,429	14,561
Total current assets	893,751	987,273

Property, plant and equipment, net	72,370	76,067
Goodwill	55,691	56,550
Intangible assets, net	42,651	52,871
Deferred tax assets	6,409	9,017
Equity investments	6,250	1,373
Other assets	2,494	2,589
TOTAL ASSETS	$1,079,616	$1,185,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$60,904	$—
Accounts payable	36,711	48,527
Accrued expenses and other current liabilities	64,533	105,978
Income taxes payable	12,494	19,571
Total current liabilities	174,642	174,076

Financing obligation	14,207	15,187
Deferred tax liabilities	32,054	25,591
Income taxes payable	80,290	81,491
Other liabilities	9,360	9,188
TOTAL LIABILITIES	$310,553	$305,533

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,364 and 84,659 respectively; outstanding 63,172 and 67,143 shares, respectively	533,590	519,244
Treasury stock, at cost, 22,192 and 17,516 shares, respectively	(349,212)	(248,664)
Retained earnings	594,625	613,529
Accumulated other comprehensive loss	(9,940)	(3,902)
TOTAL SHAREHOLDERS' EQUITY	$769,063	$880,207

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,079,616	$1,185,740
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2019	2018	2017
Net revenue	$540,052	$889,121	$809,041
Cost of sales	285,462	479,680	426,947
Gross profit	254,590	409,441	382,094
Selling, general and administrative	116,811	123,188	133,601
Research and development	116,169	119,621	100,203
Impairment charges	—	—	35,207
Operating expenses	232,980	242,809	269,011
Income from operations	21,610	166,632	113,083
Interest income	15,132	11,971	6,491
Interest expense	(2,055)	(1,054)	(1,059)
Income before income taxes	34,687	177,549	118,515
Provision for (benefit from) income tax	22,910	120,744	(7,394)
Share of results of equity-method investee, net of tax	124	129	(190)
Net income	$11,653	$56,676	$126,099

Net income per share:
Basic	$0.18	$0.82	$1.78
Diluted	$0.18	$0.80	$1.75

Cash dividends declared per share	$0.48	$0.24	$—

Weighted average shares outstanding:
Basic	65,286	69,380	70,906
Diluted	65,948	70,419	72,063
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2019	2018	2017
Net income	$11,653	$56,676	$126,099
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(6,534)	(3,633)	1,960
Unrecognized actuarial gain on pension plan, net of tax	22	116	990
	(6,512)	(3,517)	2,950

Derivatives designated as hedging instruments:
Unrealized (loss) / gain on derivative instruments, net of tax	(741)	(669)	669
Reclassification adjustment for loss / (gain) on derivative instruments recognized, net of tax	1,215	(1,755)	1,146
Net increase / (decrease) from derivatives designated as hedging instruments, net of tax	474	(2,424)	1,815

Total other comprehensive (loss) / income	(6,038)	(5,941)	4,765

Comprehensive income	$5,615	$50,735	$130,864
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$442,981	$(2,726)	$799,524
Issuance of stock for services rendered	45	750	—	—	—	750
Repurchase of common stock	(945)	—	(18,197)	—	—	(18,197)
Exercise of stock options	61	509	—	—	—	509
Issuance of shares for equity-based compensation	616	—	—	—	—	—
Excess tax benefits from equity based compensation	—	(4,392)	—	—	—	(4,392)
Equity-based compensation	—	10,972	—	—	—	10,972
Components of comprehensive income:
Net income	—	—	—	126,099	—	126,099
Other comprehensive income	—	—	—	—	4,765	4,765
Total comprehensive income	—	—	—	126,099	4,765	130,864
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
Issuance of stock for services rendered	33	780	—	—	—	780
Repurchase of common stock	(3,760)	—	(91,060)	—	—	(91,060)
Exercise of stock options	6	55	—	—	—	55
Issuance of shares for equity-based compensation	667	—	—	—	—	—
Equity-based compensation	—	10,480	—	—	—	10,480
Cumulative effect of accounting changes	—	1,414	—	4,006	—	5,420
Cash dividends declared	—	—	—	(16,233)	—	(16,233)
Components of comprehensive income:
Net income	—	—	—	56,676	—	56,676
Other comprehensive loss	—	—	—	—	(5,941)	(5,941)
Total comprehensive income/ (loss)	—	—	—	56,676	(5,941)	50,735
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	37	834	—	—	—	834
Repurchase of common stock	(4,676)	—	(100,548)	—	—	(100,548)
Exercise of stock options	2	14	—	—	—	14
Issuance of shares for equity-based compensation	667	—	—	—	—	—
Equity-based compensation	—	13,498	—	—	—	13,498
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(31,091)	—	(31,091)
Components of comprehensive income:
Net income	—	—	—	11,653	—	11,653
Other comprehensive loss	—	—	—	—	(6,038)	(6,038)
Total comprehensive income / (loss)	—	—	—	11,653	(6,038)	5,615
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,653	$56,676	$126,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,304	19,015	16,257
Impairment charges	—	—	35,207
Equity-based compensation and employee benefits	14,332	11,685	11,722
(Excess tax benefits) / Reversal of excess tax benefits from stock based compensation	—	(50)	4,392
Adjustment for doubtful accounts	212	383	(136)
Adjustment for inventory valuation	2,657	4,897	10,925
Deferred taxes	8,825	22,519	(16,758)
Gain/(loss) on disposal of property, plant and equipment	20	(676)	(999)
Unrealized foreign currency translation	(3,325)	(2,002)	1,362
Share of results of equity-method investee	124	129	(190)
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	47,395	(45,154)	(67,879)
Inventory	24,105	1,631	(47,425)
Prepaid expenses and other current assets	(490)	9,405	(8,468)
Accounts payable, accrued expenses and other current liabilities	(53,759)	(30,868)	63,425
Income taxes payable	(7,758)	77,968	3,946
Other, net	1,672	(2,059)	4,830
Net cash provided by operating activities	65,967	123,499	136,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(27,119)
Purchases of property, plant and equipment	(11,742)	(20,496)	(25,590)
Proceeds from sales of property, plant and equipment	210	625	1,352
Purchase of equity investments	(5,000)	—	(1,312)
Purchase of short term investments	(619,000)	(684,000)	(305,000)
Maturity of short term investments	683,000	607,000	213,000
Net cash provided by / (used in) investing activities	47,468	(96,871)	(144,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(30,773)	(704)	(604)
Proceeds from exercise of common stock options	14	55	509
Repurchase of common stock	(99,897)	(90,310)	(18,197)
(Reversal of excess tax benefits) / Excess tax benefits from stock based compensation	—	—	(4,392)
Proceeds from short term debt	90,904	—	—
Common stock cash dividends paid	(31,566)	(8,176)	—
Net cash used in financing activities	(71,318)	(99,135)	(22,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	919	715	76
Changes in cash, cash equivalents and restricted cash	43,036	(71,792)	(30,967)
Cash, cash equivalents and restricted cash at beginning of period	321,148	392,940	423,907
Cash, cash equivalents and restricted cash at end of period	$364,184	$321,148	$392,940

CASH PAID FOR:
Interest	$1,634	$1,054	$1,059
Income taxes	$22,073	$13,179	$8,283
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2019, 2018, and 2017 fiscal years ended on September 28, 2019, September 29, 2018 and September 30, 2017, respectively.
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
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, income taxes, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 28, 2019 and September 29, 2018 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or net realizable value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended September 28, 2019 and September 29, 2018, no "triggering" events occurred.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting for Impairment of Goodwill
ASC No. 350, Intangibles - Goodwill and Other ("ASC 350") requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. Following the Company's early adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.
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
Our business is subject to contingencies related to customer orders, including:

•
Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at customers' facilities. Customer returns have historically represented a very small percentage of customer sales on an annual basis.

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
Service revenue is generally recognized over time as the services are performed. For the fiscal year ended September 28, 2019, the service revenue is not material.
The Company measures revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Any variable consideration such as sales incentives are recognized as a reduction of net revenue at the time of revenue recognition.
The length of time between invoicing and payment is not significant under our payment terms. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. Shipping and handling costs billed to customers are recognized in net revenue.
Shipping and handling costs paid by the Company are included in cost of sales.
Research and Development
The Company charges research and development costs associated with the development of new products to expense when incurred. In certain circumstances, pre-production machines that the Company intends to sell are carried as inventory until sold.
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. The Company records a valuation allowance to reduce its deferred tax assets to the amount expected, on a more likely than not basis, to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period when such determination is made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period when such determination is made.
The Company determines the amount of unrecognized tax benefit with respect to uncertain tax positions taken or expected to be taken on its income tax returns in accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”). Under ASC 740.10, the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon examination solely based on its technical merit. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority, including resolution of related appeals or litigation processes, if any.
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 9 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards is estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the consolidated financial statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets and related deferred tax balances, useful lives of plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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
Recent Accounting Pronouncements
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance is effective for the Company in the first quarter of fiscal 2019 and requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The Company has adopted the modified retrospective approach for the transition based on the new guidance and, as of the beginning of the period of adoption, has recorded the cumulative effect of adjustments related to intra-entity transfers of intangible and fixed assets of $0.5 million in prior years as an increase to retained earnings.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding stranded tax effects, if any. The ASU is effective for us in the first quarter of 2020. However, we do not expect the adoption of this ASU to have a material impact on our financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP.
Subsequently in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides additional information concerning the new leases standard in ASU 2016-02, Leases (Topic 842). The targeted improvements provide entities with additional and optional transition methods.
In November 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU provides guidance in several areas, including the accounting policy election for sales taxes and other similar taxes collected from lessees, accounting for certain lessor costs and accounting for variable payments for contracts with lease and nonlease components.
The Company will adopt these ASUs utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first fiscal quarter of 2020 and not restate prior periods. In addition, we will elect the package of practical expedients permitted under the transition guidance that allowed us to apply prior conclusions related to lease definition, classification and initial direct costs. The adoption of these ASUs is expected to result in an increase to our consolidated balance sheet of approximately $23.8 million in operating lease liabilities and $22.2 million in right-of-use assets, decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings.
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for us beginning in our first quarter of fiscal 2021. Early adoption is permitted beginning in our first fiscal quarter of 2020. We do not expect the adoption of this ASU itself to have a material impact on our financial statements.

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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers.
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
The Company has performed an evaluation of this ASU (and related ASUs) and its impact on the financial statements. This included identifying contracts and performance obligations and reviewing the applicable revenue streams. We have completed our assessment and implemented policies, processes, and controls to support the standard's measurement and disclosure requirements. The new standard was adopted in the first quarter of fiscal 2019 using a modified retrospective approach.
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
Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first fiscal quarter of 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We are currently evaluating the timing and the effects of the adoption of this ASU on our financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 28, 2019 and September 29, 2018:

	As of
(in thousands)	September 28, 2019	September 29, 2018

Short term investments, available-for-sale(1)	$229,000	$293,000

Inventories, net:
Raw materials and supplies	$52,853	$63,894
Work in process	32,026	37,829
Finished goods	33,742	40,357
	118,621	142,080
Inventory reserves	(29,313)	(26,889)
	$89,308	$115,191

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements (2)	41,961	41,616
Leasehold improvements (2)	24,441	23,561
Data processing equipment and software	36,302	35,469
Machinery, equipment, furniture and fixtures	71,465	68,666
Construction in progress	6,512	6,940
	182,863	178,434
Accumulated depreciation	(110,493)	(102,367)
	$72,370	$76,067

Accrued expenses and other current liabilities:
Accrued customer obligations (3)	$26,292	$34,918
Wages and benefits	18,188	44,505
Commissions and professional fees	2,024	5,549
Dividends payable	7,582	8,057
Deferred rent	1,721	1,847
Severance	1,500	1,415
Other	7,226	9,687
	$64,533	$105,978

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal years ended 2019 and 2018.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual assessment in the fourth quarter of fiscal 2019 and concluded that no impairment charge was required. During the fiscal year ended September 28, 2019, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
The following table summarizes the Company's recorded goodwill by reportable segments as of September 28, 2019 and September 29, 2018:

(in thousands)	Capital Equipment	APS
Balance at September 29, 2018	$30,159	$26,391
Other	(679)	(180)
Balance at September 28, 2019	$29,480	$26,211

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of September 28, 2019 and September 29, 2018:

	As of		Average estimated
(dollar amounts in thousands)	September 28, 2019	September 29, 2018	useful lives (in years)
Developed technology	$87,209	$90,500	7.0 to 15.0
Accumulated amortization	(48,718)	(45,229)
Net developed technology	$38,491	$45,271

Customer relationships	$35,180	$36,131	5.0 to 6.0
Accumulated amortization	(31,862)	(29,820)
Net customer relationships	$3,318	$6,311

Trade and brand names	$7,219	$7,377	7.0 to 8.0
Accumulated amortization	(6,377)	(6,088)
Net trade and brand names	$842	$1,289

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—

Net intangible assets	$42,651	$52,871

The following table reflects estimated annual amortization expense related to intangible assets as of September 28, 2019:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of
(in thousands)	September 28, 2019
Fiscal 2020	$7,196
Fiscal 2021	5,212
Fiscal 2022	4,271
Fiscal 2023	4,177
Fiscal 2024 and thereafter	21,795
Total amortization expense	$42,651

NOTE 4: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 28, 2019:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$201,005	$—	$—	$201,005
Cash equivalents:
Money market funds (1)	163,172	—	—	163,172
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$364,184	$—	$—	$364,184
Restricted Cash (2)	$—	$—	$—	$—
Total restricted cash	$—	$—	$—	$—
Short-term investments (2):
Time deposits	$130,000	$—	$—	$130,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$229,000	$—	$—	$229,000
Total cash, cash equivalents, restricted cash and short-term investments	$593,184	$—	$—	$593,184

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 29, 2018:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,446	$—	$—	$42,446
Cash equivalents:
Money market funds (1)	209,172	—	(5)	209,167
Time deposits (2)	69,017	—	—	69,017
Total cash and cash equivalents	$320,635	$—	$(5)	$320,630
Restricted Cash (2)	$518	$—	$—	$518
Total restricted cash	$518	$—	$—	$518
Short-term investments (2):
Time deposits	$197,000	$—	$—	$197,000
Deposits (3)	96,000	—	—	96,000
Total short-term investments	$293,000	$—	$—	$293,000
Total cash, cash equivalents, restricted cash and short-term investments	$614,153	$—	$(5)	$614,148

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of September 28, 2019 and September 29, 2018:

	As of
(in thousands)	September 28, 2019	September 29, 2018
Non-marketable equity securities(1)	$5,000	$—
Equity method investments	1,250	1,373
Total	$6,250	$1,373

(1)
On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the fiscal year ended September 28, 2019, there was no impairment or adjustment to the observable price.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the fiscal year ended September 28, 2019.
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

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s international operations are exposed to changes in foreign exchange rates due to transactions denominated in currencies other than U.S. dollars. Most of the Company’s revenue and cost of materials are transacted in U.S. dollars. However, a significant amount of the Company’s operating expenses is denominated in foreign currencies, primarily in Singapore.
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
The fair value of derivative instruments on our Consolidated Balance Sheet as of September 28, 2019 and September 29, 2018 is as follows:

	As of
(in thousands)	September 28, 2019		September 29, 2018
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$33,834	$597	$43,095	$1,071
Total derivatives	$33,834	$597	$43,095	$1,071

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(2)	Hedged amounts expected to be recognized into earnings within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the fiscal year ended September 28, 2019 and September 29, 2018 was as follows:

(in thousands)	Fiscal
	2019	2018
Foreign exchange forward contract in cash flow hedging relationships:
Net loss recognized in OCI, net of tax(1)	$(741)	$(669)
Net (loss) / gain reclassified from accumulated OCI into earnings, net of tax(2)	$(1,215)	$1,755

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of September 28, 2019, the financing obligation related to the Building is $15.0 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of September 28, 2019 and September 29, 2018, the outstanding amount was $3.1 million and $4.0 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days' written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of September 28, 2019, the outstanding amount under the Facility Agreements is $60.9 million.

NOTE 9: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during fiscal 2019 and 2018:

	Fiscal
(in thousands)	2019	2018
Cash	$1,648	$1,610

Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Company's Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase authorization under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended September 28, 2019, the Company repurchased a total of 4.7 million shares of common stock at a cost of $100.5 million. The share repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of September 28, 2019, our remaining share repurchase authorization under the Program was approximately $97.1 million.
Dividends
On August 7, 2019, May 20, 2019, February 28, 2019 and December 12, 2018, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended September 28, 2019, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income / (loss) reflected on the Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018:

	As of
(in thousands)	September 28, 2019	September 29, 2018
Loss from foreign currency translation adjustments	$(7,745)	$(1,211)
Unrecognized actuarial loss on pension plan, net of tax	(1,598)	(1,620)
Unrealized loss on hedging	(597)	(1,071)
Accumulated other comprehensive loss	$(9,940)	$(3,902)

Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of September 28, 2019, 4.0 million shares of common stock are available for grant to the Company's employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2009 Equity Plan.

•
Relative TSR Performance Share Units ("Relative TSR PSUs") entitle the employee to receive common shares of the Company on the award vesting date if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

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

•
Special/Growth Performance Share Units (“Special/Growth PSUs”) entitle the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If revenue growth targets are not met, the Special/Growth PSUs do not vest. Certain Special/Growth PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the Special/Growth PSUs do not vest.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2019, 2018, and 2017 was based upon awards ultimately expected to vest. Following the early adoption in the first quarter of fiscal 2018 of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, forfeitures have been accounted for when they occur.
The following table reflects total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Special/Growth PSUs, Performance-based Restricted Stock and common stock, included in the Consolidated Statements of Operations for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Cost of sales	$632	$515	$463
Selling, general and administrative	10,503	8,548	9,015
Research and development	3,197	2,622	2,244
Total equity-based compensation expense	$14,332	$11,685	$11,722

The following table reflects equity-based compensation expense, by type of award, for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Relative TSR PSUs	$4,220	$3,583	$3,480
Time-based RSUs	8,603	7,027	7,492
Special/Growth PSUs	675	295	—
Common stock	834	780	750
Total equity-based compensation expense	$14,332	$11,685	$11,722

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: Relative TSR PSUs
The following table reflects Relative TSR PSUs activity for fiscal 2019, 2018, and 2017:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Relative TSR PSUs outstanding as of October 1, 2016	484	$2,924	1.0
Granted	388			$13.47
Forfeited or expired	(3)
Vested	(196)
Relative TSR PSUs outstanding as of September 30, 2017	673	$6,204	1.4
Granted	180			$29.60
Forfeited or expired	(146)
Vested	(168)
Relative TSR PSUs outstanding as of September 29, 2018	539	$4,629	1.1
Granted	166			$23.15
Forfeited or expired	(27)
Vested	(117)
Relative TSR PSUs outstanding as of September 28, 2019	561	$4,136	0.9

The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2019, 2018, and 2017:

	Fiscal
	2019	2018	2017
Grant Price	$20.87	$19.65	$12.51
Expected dividend yield(1)	2.30%	0.12%	N/A
Expected stock price volatility	34.20%	31.71%	30.39%
Risk-free interest rate	2.92%	1.68%	0.96%

(1) The expected dividend yield for fiscal 2018 includes the effect of 10,511 grants which were issued in the quarter ended September 29, 2018 with an assumed dividend yield of 1.91%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: Time-based RSUs
The following table reflects Time-based RSUs activity for fiscal 2019, 2018, and 2017:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based RSUs outstanding as of October 1, 2016	1,015	$6,440	1.5
Granted	715			$13.32
Forfeited or expired	(50)
Vested	(600)
Time-based RSUs outstanding as of September 30, 2017	1,080	$7,770	1.5
Granted	459			$22.32
Forfeited or expired	(87)
Vested	(542)
Time-based RSUs outstanding as of September 29, 2018	910	$9,038	1.4
Granted	521			$20.95
Forfeited or expired	(42)
Vested	(442)
Time-based RSUs outstanding as of September 28, 2019	947	$10,555	1.4

Equity-Based Compensation: Special/Growth PSUs
The following table reflects Special/Growth PSUs activity for fiscal 2019, 2018, and 2017:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Special/Growth PSUs outstanding as of September 30, 2017	—
Granted	60			$22.57
Forfeited or expired	(14)
Vested	—
Special/Growth PSUs outstanding as of September 29, 2018	46	$702	2.1
Granted	$55			$21.07
Forfeited or expired	$(4)
Vested	$—
Special/Growth PSUs outstanding as of September 28, 2019	$97	$1,128	1.6

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects employee stock option activity for fiscal 2019, 2018, and 2017:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 1, 2016	90	$8.41
Exercised	(61)	$8.31		$531
Forfeited or expired	(13)	$8.50
Options outstanding as of September 30, 2017	16	$8.73
Exercised	(6)	$8.74		$73
Forfeited or expired	(8)	$8.74
Options outstanding as of September 29, 2018	2	$8.64
Exercised	(2)	$8.64		$24
Forfeited or expired	—	$—
Options outstanding as of September 28, 2019	—	$—	—	$—
Options vested and expected to vest as of September 28, 2019	—	$—	—	$—
Options exercisable as of September 28, 2019	—	$—	—
In the money exercisable options as of September 28, 2019	—			$—

Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares.
As of September 28, 2019, there were no unvested employee stock options.
Equity-Based Compensation: Non-Employee Directors
The 2017 Equity Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board is that number of common shares closest in value to, without exceeding, $120,000.  The quarterly grant to a non-employee director upon the first business day of each calendar quarter is that number of common shares closest in value to, without exceeding, $37,000.
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Number of common shares issued	37	33	45
Fair value based upon market price at time of issue	$834	$780	$750

Pension Plan
The following table reflects the Company's defined benefits pension obligations, mainly in Switzerland and Taiwan, as of September 28, 2019 and September 29, 2018:

	As of
(in thousands)	September 28, 2019	September 29, 2018
Switzerland pension obligation	$1,962	$1,980
Taiwan pension obligation	1,191	1,256

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 10: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the fiscal years ended September 28, 2019, and September 29, 2018, service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for additional disclosure on the Company's revenue recognition policy.
The Company reports revenue based on our reportable segments. The Company believes that reporting revenue on this basis provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 14: Segment Information, for disclosure of revenue by segment.
Contract Liabilities
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying consolidated condensed balance sheets within accrued expenses and other current liabilities.
Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized from customers purchasing product under advance payment arrangements upon meeting the performance obligations.
The following table shows the changes in contract liability balances during the fiscal year ended September 28, 2019:

Fiscal
(in thousands)	2019
Contract liabilities, beginning of period	$997
Revenue recognized	(7,935)
Additions	8,834
Contract liabilities, end of period	$1,896

NOTE 11: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2019, 2018, and 2017:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands, except per share)	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$11,653	$11,653	$56,676	$56,676	$126,099	$126,099
DENOMINATOR:
Weighted average shares outstanding - Basic	65,286	65,286	69,380	69,380	70,906	70,906
Dilutive effect of Equity Plans		662		1,039		1,157
Weighted average shares outstanding - Diluted		65,948		70,419		72,063
EPS:
Net income per share - Basic	$0.18	$0.18	$0.82	$0.82	$1.78	$1.78
Effect of dilutive shares		$—		$(0.02)		$(0.03)
Net income per share - Diluted		$0.18		$0.80		$1.75

NOTE 12: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Incentive compensation expense	$423	$25,607	$29,612
Rent expense	4,889	4,914	5,071
Warranty and retrofit expense	13,030	13,110	13,740

NOTE 13: INCOME TAXES
The following table reflects U.S and foreign income before income taxes for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
United States	$(14,125)	$25,211	$(4,114)
Foreign	48,812	152,338	122,629
Income before tax	$34,687	$177,549	$118,515

The following table reflects the current and deferred components of provision for (benefit from) income taxes for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Current:
Federal	$6,580	$83,159	$(3,975)
State	214	58	64
Foreign	6,384	16,980	13,290
Deferred:
Federal	2,959	23,346	(15,374)
State	—	(2)	40
Foreign	6,773	(2,797)	(1,439)
Provision for (benefit from) income taxes	$22,910	$120,744	$(7,394)

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the provision for (benefit from) income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2019, 2018, and 2017:

	Fiscal
(dollar amounts in thousands)	2019	2018	2017
Expected income provision based on the U.S. federal statutory tax rate	$7,284	$43,568	$41,358
Effect of earnings of foreign subsidiaries subject to different tax rates	(4,335)	(12,947)	(22,832)
Benefit from tax incentives	(5,084)	(20,429)	(23,294)
Benefit from research and development tax credits	(3,041)	(2,785)	(1,859)
Benefit from foreign tax credits	(22,744)	(3,939)	(26,119)
U.S. one-time transition tax	9,369	101,854	—
Remeasurement of deferred taxes	5,480	2,760	—
Non-deductible goodwill impairment	—	—	8,805
Valuation allowance	25,289	7,366	6,458
Foreign operations (withholding taxes, taxes on unrepatriated foreign earnings, and deemed dividends)	8,578	5,746	6,039
Unrecognized tax benefit	156	530	2,936
Non-deductible items	2,248	(758)	778
Other, net	(290)	(222)	336
Provision for (benefit from) income taxes	$22,910	$120,744	$(7,394)
Effective tax rate	66.0%	68.0%	(6.2)%

On December 22, 2017, the TCJA was signed into law. Among the many U.S. tax law changes, the TCJA reduced the U.S. federal statutory tax rate from 35% to 21%, imposed a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and created a new foreign minimum tax. In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the accounting for the tax effects of the TCJA was completed in the first quarter of fiscal 2019.
In fiscal 2019, the Company recorded an additional tax expense of $9.4 million due to newly issued TCJA regulations and guidance on the computation of the U.S. one-time transition tax. The Company recognized an aggregate tax expense for fiscal 2018 and 2019 of $114.0 million, comprised primarily of $2.8 million from the re-measurement of U.S. deferred tax assets and liabilities to reflect the decrease in the U.S. federal statutory tax rate in fiscal 2018, and $111.2 million related to the U.S. one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of related foreign tax credits and unrecognized tax benefit in fiscal 2018 and 2019. The Company also recorded $5.5 million in fiscal 2019 to revalue certain foreign deferred assets and liabilities to reflect enacted foreign statutory tax rates in Singapore and the Netherlands.
During fiscal 2019, the Company completed its evaluation of the future cash needs of its U.S. and foreign operations, the alignment of cash balances with the Company’s long-term capital allocation strategy, and the impact of the TCJA which generally allows U.S. corporations to make distributions without incurring additional U.S. income tax. As a result of this reassessment, a portion of the Company’s undistributed foreign earnings are no longer deemed to be indefinitely reinvested outside the U.S. as of September 28, 2019. The Company recorded $0.7 million of tax expense in the second quarter of fiscal 2019 as part of the initial change in assertion and $1.8 million of tax expense cumulatively by the end of fiscal 2019 primarily due to subsequent changes in foreign exchange rates from the date of the initial change.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in fiscal 2020. This tax incentive arrangement may be renewed subject to the agreement of the Singapore government on additional requirements that must be satisfied. In fiscal 2019, 2018, and 2017, the tax incentive arrangement helped to reduce the Company’s provision for income taxes by $5.0 million or $0.08 per share, $20.4 million or $0.29 per share and $23.3 million or $0.33 per share, respectively.
The following table reflects deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2019 and 2018:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2019	2018
Accruals and reserves	$5,514	$6,652
Tax credit carryforwards	23,448	4,532
Net operating loss carryforwards	36,050	39,856
Gross deferred tax assets	$65,012	$51,040

Valuation allowance	$(58,411)	$(37,249)
Deferred tax assets, net of valuation allowance	$6,601	$13,791

Taxes on undistributed foreign earnings	$(24,542)	$(21,988)
Fixed and intangible assets	(7,704)	(8,377)
Deferred tax liabilities	$(32,246)	$(30,365)
Net deferred tax liabilities	$(25,645)	$(16,574)

Reported as
Deferred tax assets	$6,409	$9,017
Deferred tax liabilities	(32,054)	(25,591)
Net deferred tax liabilities	$(25,645)	$(16,574)

As of September 28, 2019, the Company has foreign net operating loss carryforwards of $110.6 million, state net operating loss carryforwards of $146.5 million, and U.S. federal and state tax credit carryforwards of $7.8 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2020 through 2035, with the exception of certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.
The Company continues to evaluate the realizability of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has projected future taxable income or deferred tax liabilities that provide a source of future income to benefit such deferred tax assets. As a result of this analysis, the Company continues to maintain a valuation allowance against certain state and foreign deferred tax assets as the realization of these assets is not more likely than not given uncertainty of future apportioned earnings in these jurisdictions.
The following table reconciles the beginning and ending balances of the Company's unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Unrecognized tax benefit, beginning of year	$13,038	$12,062	$7,453
Additions for tax positions, current year	410	1,482	3,657
Additions for tax positions, prior year	—	—	1,834
Reductions for tax positions, prior year	(523)	(506)	(882)
Unrecognized tax benefit, end of year	$12,925	$13,038	$12,062

The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. For the fiscal year ended September 28, 2019, the Company recognized $1.4 million of accrued interest and penalties related to unrecognized tax benefit. The amount of interest and penalties related to unrecognized tax benefit recorded in the provision for income taxes was not material for any period presented.
As of September 28, 2019, approximately $13.1 million of unrecognized tax benefit, including related interest and penalties, if recognized, would impact the Company's effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and/or settlements of tax

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

examinations. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the financial outcomes of these examinations.
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years following fiscal 2016 remain subject to examination. For most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carry-forwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company's foreign tax returns are currently under examination by tax authorities in multiple foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

NOTE 14: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer is the Company's chief operating decision maker. The chief operating decision-maker does not review discrete asset information.
The following table reflects operating information by segment for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Net revenue:
Capital Equipment	$386,820	$719,390	$651,934
APS	153,232	169,731	157,107
Net revenue	540,052	889,121	809,041
Income from operations:
Capital Equipment	(12,577)	132,563	107,115
APS	34,187	34,069	5,968
Income from operations	$21,610	$166,632	$113,083

The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2019, 2018, and 2017.

	Fiscal
(in thousands)	2019	2018	2017
Capital expenditures:
Capital Equipment	$5,380	$7,029	$14,415
APS	6,449	13,412	11,273
Capital expenditures	$11,829	$20,441	$25,688

	Fiscal
(in thousands)	2019	2018	2017
Depreciation expense:
Capital Equipment	$7,584	$7,435	$6,306
APS	5,308	3,754	3,397
Depreciation expense	$12,892	$11,189	$9,703

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2019	2018	2017
Amortization expense:
Capital Equipment	$3,977	$4,203	$2,841
APS	3,435	3,623	3,713
Amortization expense	$7,412	$7,826	$6,554

Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
China	$252,179	$408,567	$323,803
Taiwan	63,440	126,676	100,738
Malaysia	41,568	65,354	72,329
United States	36,393	68,774	57,728
Singapore	25,680	19,648	7,119
Korea	15,236	38,551	73,410
Germany	13,594	19,018	18,754
Hong Kong	12,096	14,194	14,314
Philippines	12,057	26,372	25,165
Vietnam	10,978	20,864	29,330
All other	56,831	81,103	86,351
Total destination sales to unaffiliated customers	$540,052	$889,121	$809,041

	Fiscal
(in thousands)	2019	2018	2017
Long-lived assets:
Singapore	$25,620	$30,240	$31,553
United States	27,665	23,696	43,440
China	18,969	18,333	11,148
Israel	8,288	8,460	4,549
All other	6,981	6,944	6,899
Total long-lived assets	$87,523	$87,673	$97,589

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the reserve for product warranty activity for fiscal 2019, 2018, and 2017:

	Fiscal
(in thousands)	2019	2018	2017
Reserve for warranty, beginning of period	$14,474	$13,796	$12,544
Provision for warranty	12,140	12,603	11,743
Utilization of reserve	(12,429)	(11,925)	(10,491)
Reserve for warranty, end of period	$14,185	$14,474	$13,796

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of September 28, 2019:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	thereafter
Inventory purchase obligation (1)	$83,278	$83,278	$—	$—	$—	$—
Operating lease obligations (2)	16,273	4,089	2,576	2,182	1,967	5,459
Total	$99,551	$87,367	$2,576	$2,182	$1,967	$5,459

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2019 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840 and determined that because of our continuing involvement, ASC 840 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of September 28, 2019, we recorded a financing obligation related to the Building of $15.0 million (see Note 8 above). The financing obligation is not reflected in the table above.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2019, 2018, and 2017:

	Fiscal
	2019	2018	2017
Haoseng Industrial Co., Ltd (1)	*	12.8%	10.1%

* Represents less than 10% of total net revenue
(1) Distributor of the Company's products

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of September 28, 2019 and September 29, 2018:

	As of
	September 28, 2019	September 29, 2018
Xinye (HK) Electronics Co. (1)	16.0%	*
Forehope Electronic (Ningbo) Co., Ltd	15.3%	*
Super Power International Ltd. (1)	13.5%	13.6%
Haoseng Industrial Co., Ltd (1)	*	32.9%

 * Represents less than 10% of total accounts receivable
(1) Distributor of the Company's products

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
Presented below is a summary of the unaudited quarterly financial information for fiscal 2019 and 2018 (in thousands, except per share amounts).

	Fiscal 2019 for the Quarter Ended
(in thousands, except per share amounts)	December 29	March 30	June 29	September 28	Fiscal 2019
Net revenue	$157,208	$115,908	$127,109	$139,827	$540,052
Gross profit	74,799	55,573	58,780	65,438	254,590
Income / (loss) from operations	14,555	(2,465)	1,827	7,693	21,610
Provision for income taxes	10,570	4,672	3,864	3,804	22,910
Net income / (loss)	$7,517	$(3,555)	$1,287	$6,404	$11,653

Net income / (loss) per share (1):
Basic	$0.11	$(0.05)	$0.02	$0.10	$0.18
Diluted	$0.11	$(0.05)	$0.02	$0.10	$0.18

Weighted average shares outstanding:
Basic	67,176	65,930	64,683	63,401	65,286
Diluted	67,851	65,930	65,431	64,251	65,948

	Fiscal 2018 for the Quarter Ended
(in thousands, except per share amounts)	December 30	March 30	June 30	September 29	Fiscal 2018
Net revenue	$213,691	$221,772	$268,834	$184,824	$889,121
Gross profit	97,202	99,447	126,969	85,823	409,441
Income from operations	39,159	38,436	64,463	24,574	166,632
Provision for (benefit from) income taxes	110,412	4,800	7,282	(1,750)	120,744
Net (loss) / income	$(69,528)	$36,313	$60,256	$29,635	$56,676

Net (loss) / income per share (1):
Basic	$(0.99)	$0.52	$0.87	$0.44	$0.82
Diluted	$(0.99)	$0.51	$0.86	$0.43	$0.80

Weighted average shares outstanding:
Basic	70,577	70,361	69,125	67,462	69,380
Diluted	70,577	71,425	70,302	68,675	70,419
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.
NOTE 17: SUBSEQUENT EVENTS
On October 24, 2019, the Company entered into foreign exchange forward contracts with notional amounts of $10.0 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2019 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control Over Financial Reporting
The management of Kulicke and Soffa Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of September 28, 2019. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on that assessment, management has concluded that, as of September 28, 2019, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of September 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the three months ended September 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018	34
	Consolidated Statements of Operations for fiscal 2019, 2018 and 2017	35
	Consolidated Statements of Comprehensive Income for fiscal 2019, 2018 and 2017	36
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2019, 2018 and 2017	37
	Consolidated Statements of Cash Flows for fiscal 2019, 2018 and 2017	38
	Notes to Consolidated Financial Statements	39

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	72
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

4.2	Description of the Company's securities.
10.1	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.2
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.3
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.4
Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012, in incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on December 7, 2012.*

10.5
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.6
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 2012.*

10.7
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.8
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

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

10.17	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.18
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2015.*

10.19
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.20
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.21	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.22	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.23	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
  * Indicates a management contract or compensatory plan or arrangement
** Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2019:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$385	$212		$—	$—	(1)	$597

Inventory reserve	$26,889	$2,657		$—	$(233)	(2)	$29,313

Valuation allowance for deferred taxes	$37,249	$—	(3)	$21,162	$—		$58,411

Fiscal 2018:
Allowance for doubtful accounts	$79	$383		$—	$(77)	(1)	$385

Inventory reserve	$24,639	$4,897		$—	$(2,647)	(2)	$26,889

Valuation allowance for deferred taxes	$29,614	$—	(3)	$7,635	$—		$37,249

Fiscal 2017:
Allowance for doubtful accounts	$506	$(136)		$—	$(291)	(1)	$79

Inventory reserve	$21,080	$10,925		$—	$(7,366)	(2)	$24,639

Valuation allowance for deferred taxes	$27,381	$—	(3)	$2,233	$—		$29,614

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects the net increase in the valuation allowance primarily associated with the Company's U.S. tax credits, U.S. and foreign net operating losses and other deferred tax assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 15, 2019

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 15, 2019
Fusen Chen	(principal executive officer)

/s/ LESTER WONG	Senior Vice President, Chief Financial Officer and General Counsel	November 15, 2019
Lester Wong	(principal financial officer and principal accounting officer)

/s/ GARRETT E. PIERCE	Director	November 15, 2019
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	November 15, 2019
Brian R. Bachman

/s/ CHIN HU LIM	Director	November 15, 2019
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	November 15, 2019
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	November 15, 2019
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 15, 2019
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

4.2	Description of the Company's securities.
10.1	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.2
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.3
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.4
Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012, in incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on December 7, 2012.*

10.5
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.6
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 7, 2012.*

10.7
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.8
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

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

10.17	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.18
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.19
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.20
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.21	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.22	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.23	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
  * Indicates a management contract or compensatory plan or arrangement
** Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.