Form 10-Q
period 2019-12-28
KULICKE & SOFFA INDUSTRIES INC
filed 2020-01-31
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019

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

As of January 27, 2020, there were 63,824,365 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 28, 2019

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	December 28, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$497,374	$364,184
Short-term investments	119,000	229,000
Accounts and other receivable, net of allowance for doubtful accounts of $614 and $597, respectively	198,842	195,830
Inventories, net	95,209	89,308
Prepaid expenses and other current assets	16,182	15,429
Total current assets	926,607	893,751
Property, plant and equipment, net	56,826	72,370
Operating right-of-use assets	20,830	—
Goodwill	55,995	55,691
Intangible assets, net	41,728	42,651
Deferred tax assets	6,549	6,409
Equity investments	7,477	6,250
Other assets	2,070	2,494
TOTAL ASSETS	$1,118,082	$1,079,616

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$75,967	$60,904
Accounts payable	44,903	36,711
Operating lease liabilities	5,427	—
Income tax payable	13,384	12,494
Accrued expenses and other current liabilities	62,522	64,533
Total current liabilities	202,203	174,642
Financing obligation	—	14,207
Deferred tax liabilities	33,169	32,054
Income tax payable	80,415	80,290
Operating lease liabilities	17,205	—
Other liabilities	9,437	9,360
TOTAL LIABILITIES	$342,429	$310,553

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 63,758 and 63,172 shares, respectively	529,487	533,590
Treasury stock, at cost, 21,606 and 22,192 shares, respectively	(346,869)	(349,212)
Retained earnings	599,682	594,625
Accumulated other comprehensive loss	(6,647)	(9,940)
TOTAL SHAREHOLDERS' EQUITY	$775,653	$769,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,118,082	$1,079,616
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	December 28, 2019	December 29, 2018
Net revenue	$144,297	$157,208
Cost of sales	73,933	82,409
Gross profit	70,364	74,799
Selling, general and administrative	28,658	30,441
Research and development	28,292	29,803
Operating expenses	56,950	60,244
Income from operations	13,414	14,555
Interest income	2,839	3,826
Interest expense	(583)	(251)
Income before income taxes	15,670	18,130
Provision for income taxes	2,133	10,570
Share of results of equity-method investee, net of tax	60	43
Net income	$13,477	$7,517

Net income per share:
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

Weighted average shares outstanding:
Basic	63,557	67,176
Diluted	64,139	67,851
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	December 28, 2019	December 29, 2018
Net income	$13,477	$7,517
Other comprehensive income/(loss):
Foreign currency translation adjustment	2,514	(979)
Unrecognized actuarial (loss)/gain on pension plan, net of tax	(25)	4
	2,489	(975)

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	607	(72)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	197	865
Net increase from derivatives designated as hedging instruments, net of tax	804	793

Total other comprehensive gain/(loss)	3,293	(182)

Comprehensive income	$16,770	$7,335
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive loss	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	9	—	222	—	—	222
Repurchase of common stock	(224)	—	(5,369)	—	—	(5,369)
Issuance of shares for equity-based compensation	800	(7,490)	7,490	—	—	—
Equity-based compensation	—	3,387	—	—	—	3,387
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(7,651)	—	(7,651)
Components of comprehensive income:
Net income	—	—	—	13,477	—	13,477
Other comprehensive income	—	—	—	—	3,293	3,293
Total comprehensive income	—	—	—	13,477	3,293	16,770
Balances as of December 28, 2019	63,758	$529,487	$(346,869)	$599,682	$(6,647)	$775,653

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive income	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(1,233)	—	(25,485)	—	—	(25,485)
Issuance of shares for equity-based compensation	642	—	—	—	—	—
Equity-based compensation	—	3,678	—	—	—	3,678
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(8,055)	—	(8,055)
Components of comprehensive income/(loss):
Net income	—	—	—	7,517	—	7,517
Other comprehensive loss	—	—	—	—	(182)	(182)
Total comprehensive income/(loss)	—	—	—	7,517	(182)	7,335
Balances as of December 29, 2018	66,560	$523,117	$(274,149)	$613,525	$(4,084)	$858,409

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	December 28, 2019	December 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,477	$7,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,759	4,769
Equity-based compensation and employee benefits	3,609	3,873
Adjustment for doubtful accounts	17	(369)
Adjustment for inventory valuation	1,060	189
Deferred taxes	966	(648)
Gain on disposal of property, plant and equipment	—	24
Unrealized foreign currency translation	1,471	(33)
Share of results of equity-method investee	60	43
Changes in operating assets and liabilities:
Accounts and other receivable	(2,961)	56,497
Inventory	(6,974)	5,401
Prepaid expenses and other current assets	(746)	855
Accounts payable, accrued expenses and other current liabilities	7,987	(32,943)
Income tax payable	1,016	9,883
Other, net	1,287	943
Net cash provided by operating activities	25,028	56,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,225)	(3,273)
Purchase of equity investments	(1,288)	—
Purchase of short-term investments	(20,000)	(231,000)
Maturity of short-term investments	130,000	169,000
Net cash provided by /(used in) investing activities	106,487	(65,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	—	(183)
Payment for finance lease	(10)	—
Repurchase of common stock	(5,319)	(25,676)
Common stock cash dividends paid	(7,582)	(8,057)
Proceeds from short term debt	15,063	—
Net cash provided by/(used in) financing activities	2,152	(33,916)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(477)	(18)
Changes in cash, cash equivalents and restricted cash	133,190	(43,206)
Cash, cash equivalents and restricted cash at beginning of period	364,184	321,148
Cash, cash equivalents and restricted cash at end of period	$497,374	$277,942

CASH PAID FOR:
Interest	$5	$251
Income taxes, net of refunds	$206	$790
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended September 28, 2019. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2020 quarters end on December 28, 2019, March 28, 2020, June 27, 2020 and October 3, 2020. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2019 quarters ended on December 29, 2018, March 30, 2019, June 29, 2019 and September 28, 2019.
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
Use of Estimates
The preparation of consolidated condensed financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated condensed financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, the valuation estimates and assessment of impairment and observable price adjustments, income taxes, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions also are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of December 28, 2019 and September 28, 2019 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three months ended December 28, 2019, no "triggering" events occurred.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. Following the Company's early adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying amount of the reporting unit exceeds its fair value.
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
Our business is subject to contingencies related to customer orders, including:

•
Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.

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

Service revenue is generally recognized over time as the services are performed. For the three months ended December 28, 2019, and December 29, 2018, the service revenue is not material.
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
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. The Company records a valuation allowance to reduce its deferred tax assets to the amount expected, on a more likely than not basis, to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase income in the period when such determination is made. Likewise, should the Company determine it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would decrease income in the period when such determination is made.

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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 10 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards is estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Consolidated Condensed Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, deferred revenue, intangible assets and related deferred tax balances, useful lives of property, plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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
We adopted these ASUs utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of fiscal 2020. In addition, we elected the package of practical expedients permitted under the transition guidance that allowed us to apply prior conclusions related to lease definition, classification and initial direct costs. Additionally, the lease previously identified as build-to-suit leasing arrangement under legacy lease accounting (ASC 840), was derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842 (see Note 9 below). Accordingly, the lease has been reassessed as an operating lease as of the adoption date under ASC 842, and is included on the Consolidated Condensed Balance Sheet. The adoption of these ASUs has resulted in an increase of approximately $23.8 million in operating lease liabilities and $22.2 million in right-of-use assets, decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings after income tax effects on our Consolidated Condensed Balance Sheet.
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for us beginning in our first quarter of fiscal 2021. We are currently evaluating the impact of the adoption of this ASU on our consolidated condensed financial statements.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance expands and refines hedge accounting for both financial and non-financial risks. The new guidance also modifies disclosure requirements for hedging activities. We adopted this ASU as of the beginning of the first quarter of 2020. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first quarter of 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We are currently evaluating the timing and the effects of the adoption of this ASU on our consolidated condensed financial statements.
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “TCJA”) and requires entities to provide certain disclosures regarding these stranded tax effects, if any. We adopted this ASU in the first quarter of 2020. The adoption did not have a material impact on our consolidated condensed financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. This ASU will be effective for us in the first quarter of 2022 with early adoption permitted. We are currently evaluating the timing and the effects of the adoption of this ASU on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 28, 2019 and September 28, 2019:

	As of
(in thousands)	December 28, 2019	September 28, 2019

Short term investments, available-for-sale(1)	$119,000	$229,000

Inventories, net:
Raw materials and supplies	$51,651	$52,853
Work in process	37,481	32,026
Finished goods	36,122	33,742
	125,254	118,621
Inventory reserves	(30,045)	(29,313)
	$95,209	$89,308
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,282	41,961
Leasehold improvements	24,542	24,441
Data processing equipment and software	36,626	36,302
Machinery, equipment, furniture and fixtures	73,018	71,465
Construction in progress	6,769	6,512
	165,419	182,863
Accumulated depreciation	(108,593)	(110,493)
	$56,826	$72,370
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$26,484	$26,292
Wages and benefits	18,473	18,188
Dividend payable	7,651	7,582
Commissions and professional fees	2,432	2,024
Deferred rent	—	1,721
Severance	1,205	1,500
Other	6,277	7,226
	$62,522	$64,533

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 28, 2019 and December 29, 2018.

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
The Company performed its annual impairment test in the fourth quarter of fiscal 2019 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a noncash impairment in the future.
During the three months ended December 28, 2019, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
The following table summarizes the Company's recorded goodwill by reporting segments as of December 28, 2019 and September 28, 2019:

	As of
(in thousands)	December 28, 2019	September 28, 2019
Capital Equipment	$29,640	$29,480
APS	26,355	26,211
Total goodwill	$55,995	$55,691

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of December 28, 2019 and September 28, 2019:

	As of		Average estimated
(dollar amounts in thousands)	December 28, 2019	September 28, 2019	useful lives (in years)
Developed technology	$88,368	$87,209	7.0 to 15.0
Accumulated amortization	(50,117)	(48,718)
Net developed technology	$38,251	$38,491

Customer relationships	$35,521	$35,180	5.0 to 6.0
Accumulated amortization	(32,808)	(31,862)
Net customer relationships	$2,713	$3,318

Trade and brand names	$7,274	$7,219	7.0 to 8.0
Accumulated amortization	(6,510)	(6,377)
Net trade and brand names	$764	$842

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$41,728	$42,651

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of December 28, 2019:

As of
(in thousands)	December 28, 2019
Remaining fiscal 2020	$5,513
Fiscal 2021	5,324
Fiscal 2022	4,362
Fiscal 2023	4,267
Fiscal 2024	4,267
Thereafter	17,995
Total amortization expense	$41,728

NOTE 4: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of December 28, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$246,438	$—	$—	$246,438
Cash equivalents:
Money market funds (1)	141,929	—	—	141,929
Time deposits (2)	109,007	—	—	109,007
Total cash and cash equivalents	$497,374	$—	$—	$497,374
Short-term investments (2):
Time deposits	20,000	—	—	20,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$119,000	$—	$—	$119,000
Total cash, cash equivalents, and short-term investments	$616,374	$—	$—	$616,374

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 28, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$201,005	$—	$—	$201,005
Cash equivalents:
Money market funds (1)	163,172	—	—	163,172
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$364,184	$—	$—	$364,184
Short-term investments (2):
Time deposits	130,000	—	—	130,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$229,000	$—	$—	$229,000
Total cash, cash equivalents, restricted cash and short-term investments	$593,184	$—	$—	$593,184

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of December 28, 2019 and September 28, 2019:

	As of
(in thousands)	December 28, 2019	September 28, 2019
Non-marketable equity securities(1)	$6,288	$5,000
Equity method investments	1,189	1,250
Total	$7,477	$6,250

(1)
On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the three months ended December 28, 2019, there was no impairment or adjustment to the observable price.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 28, 2019.
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

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s international operations are exposed to changes in foreign exchange rates due to transactions denominated in currencies other than U.S. dollars. Most of the Company’s revenue and cost of materials are transacted in U.S. dollars. However, a significant amount of the Company’s operating expenses is denominated in local currencies, primarily in Singapore.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of December 28, 2019 and September 28, 2019 was as follows:

	As of
(in thousands)	December 28, 2019		September 28, 2019
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$29,928	$208	$33,834	$(597)
Total derivatives	$29,928	$208	$33,834	$(597)

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 28, 2019 and December 29, 2018 are as follows:

(in thousands)	Three months ended
	December 28, 2019	December 29, 2018
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$607	$(72)
Net (loss) reclassified from accumulated OCI into income, net of tax(2)	$(197)	$(865)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

NOTE 8: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of December 28, 2019, no options were recognized as right-of-use ("ROU") assets or lease liabilities. We have lease agreements with lease and non-lease components,

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheet as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are in included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheet. As of December 28, 2019, our finance leases are not material.
The following table shows the various components of lease expense:

Three months ended
(in thousands)	December 28, 2019
Operating lease expense (1)	$1,757

(1) Operating lease expense includes short-term lease expense, which is immaterial for the three month ended December 28, 2019.

The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

As of
(in thousands)	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,757

The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	December 28, 2019
Operating leases:
Weighted-average remaining lease term:	5.0	years
Weighted-average discount rate:	4.8%

Future lease payments, excluding short-term leases, as of December 28, 2019, are detailed as follows:

(in thousands)	Operating leases
Remainder of 2020	$5,048
2021	5,265
2022	4,750
2023	4,639
2024	2,278
Thereafter	3,662
Total minimum lease payments	25,642
Less: Interest	3,010
Present value of lease obligations	22,632
Less: Current portion	5,427
Long-term portion of lease obligations	$17,205

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Future lease payments under operating leases prior to adoption ASC 842 were as follows:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations (1)	$16,273	$4,089	$2,576	$2,182	$1,967	$1,822	$3,637

(1) Pursuant to ASC No. 840, Leases ("ASC 840"), for lessee's involvement in asset construction, the Company was considered to be the owner of the Building (as defined in Note 9 below) during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion of construction, the Building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of September 28, 2019, we recorded a financing obligation related to the Building of $15.0 million (see Note 9 below). The financing obligation is not reflected in the table above.

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
Pursuant to legacy ASC No. 840, Leases ("ASC 840"), we have classified the Building (build-to-suit leasing arrangement) on our Consolidated Condensed Balance Sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the Consolidated Condensed Balance Sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of September 28, 2019, the financing obligation related to the Building is $15.0 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
The build-to-suit leasing arrangement was derecognized pursuant to the transition guidance provided in ASC 842, which is effective beginning with the first quarter of 2020. Accordingly, the lease has been reassessed as an operating lease as of the adoption date under ASC 842, and is included on the Consolidated Condensed Balance Sheet. The adoption has resulted in a decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings after income tax effects on our Consolidated Condensed Balance Sheet.
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 28, 2019, the outstanding amount is $3.3 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of December 28, 2019, the outstanding amount under the Facility Agreements is $76.0 million.

NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Cash	$357	$494

Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 28, 2019, the Company repurchased a total of 0.2 million shares of common stock under the Program at a cost of $5.4 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of December 28, 2019, our remaining stock repurchase authorization under the Program was approximately $91.8 million.
Dividends
On December 12, 2019, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three months ended December 28, 2019 totaled $7.6 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of December 28, 2019 and September 28, 2019:

	As of
(in thousands)	December 28, 2019	September 28, 2019
Loss from foreign currency translation adjustments	$(5,232)	$(7,745)
Unrecognized actuarial loss on pension plan, net of tax	(1,623)	(1,598)
Unrealized gain/(loss) on hedging	208	(597)
Accumulated other comprehensive loss	$(6,647)	$(9,940)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of December 28, 2019, 3.4 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 28, 2019 and December 29, 2018 was based upon awards ultimately expected to vest, with forfeitures accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(shares in thousands)	December 28, 2019	December 29, 2018
Time-based RSUs	475	507
Relative TSR PSUs	157	157
Special/Growth PSUs	73	52
Common stock	9	8
Equity-based compensation in shares	714	724

The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Cost of sales	$232	$150
Selling, general and administrative	2,735	2,925
Research and development	642	798
Total equity-based compensation expense	$3,609	$3,873

The following table reflects equity-based compensation expense, by type of award, for the three months ended December 28, 2019 and December 29, 2018:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Time-based RSUs	$2,415	$2,141
Relative TSR PSUs	406	1,375
Special/Growth PSUs	566	162
Common stock	222	195
Total equity-based compensation expense	$3,609	$3,873

NOTE 11: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended December 28, 2019, and December 29, 2018, the service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for disclosure on the Company's revenue recognition.
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
The following table shows the changes in contract liability balances during the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Contract liabilities, beginning of period	$1,896	$997
Revenue recognized	(3,358)	(3,178)
Additions	4,050	2,729
Contract liabilities, end of period	$2,588	$548

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 28, 2019 and December 29, 2018:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands, except per share data)	December 28, 2019		December 29, 2018
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$13,477	$13,477	$7,517	$7,517
DENOMINATOR:
Weighted average shares outstanding - Basic	63,557	63,557	67,176	67,176
Dilutive effect of Equity Plans		582		675
Weighted average shares outstanding - Diluted		64,139		67,851
EPS:
Net income per share - Basic	$0.21	$0.21	$0.11	$0.11
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.21		$0.11

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Provision for income taxes	$2,133	$10,570
Effective tax rate	13.6%	58.4%

The decrease in provision for income taxes and in effective tax rate for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018 of $10.6 million was primarily related to a decrease in profits in fiscal 2019. The decrease in tax expense for the three months ended December 28, 2019 is primarily related to $7.7 million of provision for income taxes recorded in the first quarter of fiscal 2019 as an adjustment to the U.S. one-time transition tax.
For the three months ended December 28, 2019, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to tax benefits from foreign income earned in lower tax jurisdictions, tax incentives, and tax credits, partially offset by the foreign minimum tax, valuation allowances recorded against certain loss carryforwards, foreign withholding taxes, and tax liabilities from foreign operations.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the timing or financial outcomes of these examinations.

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
The following table reflects operating information by segment for the three months ended December 28, 2019 and December 29, 2018:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Net revenue:
Capital Equipment	$102,324	$115,938
APS	41,973	41,270
Net revenue	144,297	157,208
Income from operations:
Capital Equipment	2,708	5,130
APS	10,706	9,425
Income from operations	$13,414	$14,555

The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended December 28, 2019 and December 29, 2018.

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Capital expenditures:
Capital Equipment	$1,075	$2,184
APS	1,250	2,758
	$2,325	$4,942

Depreciation expense:
Capital Equipment	$1,543	$1,738
APS	1,399	1,154
	$2,942	$2,892

Amortization expense:
Capital Equipment	$975	$1,007
APS	842	870
	$1,817	$1,877

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
The following table reflects the reserve for warranty activity for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Reserve for warranty, beginning of period	$14,185	$14,475
Provision for warranty	3,495	3,086
Utilization of reserve	(2,966)	(3,160)
Reserve for warranty, end of period	$14,714	$14,401

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of December 28, 2019:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	2024	thereafter
Inventory purchase obligation (1)	$115,841	$115,841	$—	$—	$—	$—	$—

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable, however, some orders impose varying penalties and charges in the event of cancellation.

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 28, 2019 and December 29, 2018.

	Three months ended
	December 28, 2019	December 29, 2018
Micron Technology, Inc	*	18.5%

* Represented less than 10% of total net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 28, 2019 and December 29, 2018:

	As of
	December 28, 2019	December 29, 2018
Xinye (HK) Electronics. Co (1)	14.1%	*
Forehope Electronic (Ningbo) Co., Ltd	14.0%	*
Super Power International (1)	10.4%	15.4%
Micron Technology, Inc	*	17.7%
Haoseng Industrial Company Limited (1)	*	15.5%

(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 16: SUBSEQUENT EVENTS
On January 22, 2020, the Company entered into foreign exchange forward contracts with notional amount of $12.8 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of December 28, 2019, with six operating segments within the Capital Equipment reportable segment and six operating segments within APS reportable segment.
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
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions, which has resulted in uncertainties in the semiconductor, LED, memory and automotive market with a resulting softening demand. While the Company anticipates long-term growth in semiconductor consumption, the softening in demand, which began in the fourth quarter of fiscal 2018, may continue through fiscal 2020.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 28, 2019, our total cash, cash equivalents, restricted cash and short-term investments, net of short term borrowings, were $540.4 million, an $8.1 million increase from the prior fiscal year end. The bank overdraft line of credit facility allows us to meet our short-term funding needs, while we align our cash balances with our long term capital allocation strategy. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
In fiscal 2019, we entered into a new market, miniLED for display backlighting and direct emitting display, with the recent launch of PIXALUXTM. The PIXALUXTM is a high speed die placement equipment with the potential for mass production of market-ready solutions for miniLED placement in the market. MiniLEDs are potentially used in TV, IT display, large display, signage display, consumer display and automotive markets. We expect the usage of miniLED to grow significantly over the next few years.
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
Product and Services
The following tables reflect net revenue by business segment for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
	December 28, 2019		December 29, 2018
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$102,324	70.9%	$115,938	73.7%
APS	41,973	29.1%	41,270	26.3%
	$144,297	100.0%	$157,208	100.0%

RESULTS OF OPERATIONS

The following tables reflect our income from operations for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Net revenue	$144,297	$157,208	$(12,911)	(8.2)%
Cost of sales	73,933	82,409	(8,476)	(10.3)%
Gross profit	70,364	74,799	(4,435)	(5.9)%
Selling, general and administrative	28,658	30,441	(1,783)	(5.9)%
Research and development	28,292	29,803	(1,511)	(5.1)%
Operating expenses	56,950	60,244	(3,294)	(5.5)%
Income from operations	$13,414	$14,555	$(1,141)	(7.8)%

Our net revenues for the three months ended December 28, 2019 decreased as compared to our net revenues for the three months ended December 29, 2018. The decrease in net revenue was primarily due to lower volume as a result of lower demand from our customers, particularly in our Capital Equipment segment.
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
The U.S. and other foreign countries have levied tariffs on certain goods and have introduced retaliatory measures or other trade restrictions, which has resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, the softening in demand, which began in the fourth quarter of fiscal 2018, may continue through fiscal 2020.
Net Revenue
Approximately 91.7% and 93.4% of our net revenue for the three months ended December 28, 2019 and December 29, 2018, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 50.3% and 37.7% of our net revenue for the three months ended December 28, 2019 and December 29, 2018, respectively, was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Capital Equipment	$102,324	$115,938	$(13,614)	(11.7)%
APS	41,973	41,270	703	1.7%
Total net revenue	$144,297	$157,208	$(12,911)	(8.2)%

Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three months ended December 28, 2019 and December 29, 2018:

	December 28, 2019 vs. December 29, 2018
	Three months ended
(in thousands)	Price	Volume	$ Change
Capital Equipment	$(5,014)	$(8,600)	$(13,614)
For the three months ended December 28, 2019, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume and unfavorable price variance. The lower sales volume was primarily due to the lower market demand in power discrete and battery application. The price decrease is primarily due to unfavorable customer and product mix.
APS
The following table reflects the components of APS net revenue change between the three months ended December 28, 2019 and December 29, 2018:

	December 28, 2019 vs. December 29, 2018
	Three months ended
(in thousands)	Price	Volume	$ Change
APS	$(536)	$1,239	$703
For the three months ended December 28, 2019, the higher APS net revenue as compared to the prior year period was primarily due to higher volume as a result of increased utilization of our products. This is partially offset by the price reduction in wedge bonding tools business.
Gross Profit
The following tables reflect gross profit by reportable segment for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Capital Equipment	$46,254	$50,931	$(4,677)	(9.2)%
APS	24,110	23,868	242	1.0%
Total gross profit	$70,364	$74,799	$(4,435)	(5.9)%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended		Basis Point
	December 28, 2019	December 29, 2018	Change
Capital Equipment	45.2%	43.9%	130
APS	57.4%	57.8%	(40)
Total gross margin	48.8%	47.6%	120

For the three months ended December 28, 2019, the higher gross profit margin as compared to the prior year period was primarily due to higher gross margin from Capital Equipment as a result of change in product mix.
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three months ended December 28, 2019 and December 29, 2018:

	December 28, 2019 vs. December 29, 2018
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Capital Equipment	$(5,014)	$1,504	$(1,167)	$(4,677)
For the three months ended December 28, 2019, the lower Capital Equipment gross profit as compared to the prior year period was primarily due to lower volume and unfavorable price variance. The lower sales volume was primarily due to the lower market demand in power discrete and battery application. The price decrease is primarily due to unfavorable customer and product mix. The lower volume and unfavorable price variance were partially offset by lower manufacturing costs.
APS
The following table reflects the components of APS gross profit change between the three months ended December 28, 2019 and December 29, 2018:

	December 28, 2019 vs. December 29, 2018
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
APS	$(536)	$(394)	$1,172	$242
For the three months ended December 28, 2019, the higher APS gross profit as compared to the prior year period was primarily due to higher volume as a result of increased utilization of our products. This is partially offset by the price reduction in wedge bonding tools business and lower cost.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended		Basis point
	December 28, 2019	December 29, 2018	change
Selling, general & administrative	19.9%	19.4%	50
Research & development	19.6%	19.0%	60
Total	39.5%	38.4%	110

Selling, General and Administrative (“SG&A”)
For the three months ended December 28, 2019, lower SG&A expenses as compared to prior year period were primarily due to $1.5 million net favorable variance in foreign exchange and $1.1 million lower staff costs as a result of decrease in headcount. This was partially offset by $0.4 million higher severance expenses and $0.4 million net favorable change in doubtful debt accounts in prior year period as we were able to collect balances from a customer that were previously reserved.
Research and Development (“R&D”)
For the three months ended December 28, 2019, lower R&D expenses as compared to prior year period were primarily due to lower staff costs as a result of decrease in headcount.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Interest income	$2,839	$3,826	$(987)	(25.8)%
Interest expense	$(583)	$(251)	$(332)	132.3%

For the three months ended December 28, 2019, interest income was lower as compared to the prior year period. This was primarily due to lower short-term investments and lower interest rates.
Interest expense for the three months ended December 29, 2018 was attributable to the interest on the financing obligation relating to our corporate headquarters, which was incurred subsequent to the completion of the building in December 2013.
Interest expense for the three months ended December 28, 2019, was primarily related to interest on the Overdraft Facility. (Refer to Note 9 of Item 1)
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Provision for income taxes	$2,133	$10,570
Effective tax rate	13.6%	58.4%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended December 28, 2019 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of December 28, 2019 and September 28, 2019:

	As of
(dollar amounts in thousands)	December 28, 2019	September 28, 2019	Change
Cash and cash equivalents	$497,374	$364,184	$133,190
Short-term investments	119,000	229,000	(110,000)
Total cash, cash equivalents, and short-term investments	$616,374	$593,184	$23,190
Percentage of total assets	55.1%	54.9%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the three months ended December 28, 2019 and December 29, 2018:

	Three months ended
(in thousands)	December 28, 2019	December 29, 2018
Net cash provided by operating activities	$25,028	$56,001
Net cash provided by/(used in) investing activities	106,487	(65,273)
Net cash provided by /(used in) financing activities	2,152	(33,916)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(477)	(18)
Changes in cash, cash equivalents and restricted cash	$133,190	$(43,206)
Cash, cash equivalents and restricted cash, beginning of period	364,184	321,148
Cash, cash equivalents and restricted cash, end of period	$497,374	$277,942

Three months ended December 28, 2019
Net cash provided by operating activities was primarily due to net income of $13.5 million and non-cash adjustments to net income of $11.9 million and the decrease in net change in operating assets and liabilities of $0.4 million. The decrease in net change in operating assets and liabilities was primarily driven by a increase in inventory of $7.0 million, and an increase in accounts and notes receivables of $3.0 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $8.0 million, and an increase of income tax payable of $1.0 million.
The increase in inventory was due to higher manufacturing activities in first quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019 in anticipation of higher demand in subsequent period. The increase in accounts receivable was due to higher sales in the first quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019. The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases made in the first quarter of fiscal 2020. The increase in income tax payable was mainly due to additional tax payable.
Net cash provided by investing activities was due to net redemption of short-term investments of $110.0 million. This was partially offset by capital expenditures of $2.2 million and an equity investment of $1.3 million.
Net cash used in financing activities was primarily due to proceeds from overdraft of $15.1 million. This was partially offset by common stock repurchases of $5.3 million and dividend payments of $7.6 million.
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
The decrease in accounts receivable was due to higher sales in the fourth quarter of fiscal 2018 as compared to the first quarter of fiscal 2019 as well as timing of collections. The increase in income tax payable was mainly due to additional tax payable. The decrease in inventory was due to lower manufacturing activities in first quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018. The lower accounts payable, accrued expenses and other current liabilities was primarily due to lower accruals on incentive compensation and other bonuses as a result of payment made in the first quarter of fiscal 2019.
Net cash used in investing activities was due to net purchases of short-term investments of $62.0 million, and capital expenditures of $3.3 million.
Net cash used in financing activities was primarily due to common stock repurchases of $25.7 million and dividend payment of $8.1 million.
Fiscal 2020 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2020 capital expenditures to be between $18.0 million and $22.0 million, of which approximately $2.3 million has been incurred through the first quarter. The actual amounts for 2020 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
We believe that our existing cash and investments, existing Facility Agreement with MUFG Bank, Ltd., and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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

As of December 28, 2019 and September 28, 2019, approximately $612.0 million and $591.3 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, and are expected to be available for use in the U.S. without incurring additional income tax.
The Company’s international operations and capital requirements are anticipated to be funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are anticipated to be funded primarily by cash generated from U.S. operating activities, and by our existing Facility Agreement with MUFG Bank, Ltd. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. income taxes. We believe these sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, repayment of outstanding balances under the Facility Agreement with MUFG Bank, Ltd., the dividend program, and the share repurchase program as approved by the Board of Directors.
We believe that our existing cash and investments, existing Facility Agreement with MUFG Bank, Ltd., and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 28, 2019, the Company repurchased a total of 0.2 million shares of common stock under the Program at a cost of $5.4 million. As of December 28, 2019, our remaining stock repurchase authorization under the Program was approximately $91.8 million.
Dividends
On December 12, 2019, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three months ended December 28, 2019 totaled $7.6 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of December 28, 2019, the Company has deferred tax liabilities of $33.2 million and unrecognized tax benefits within the income tax payable for uncertain tax positions of $13.2 million, inclusive of accrued interest on uncertain tax positions of $1.5 million. These amounts are not included in the table below because we are unable to reasonably estimate the timing of these payments at this time.

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 28, 2019:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$115,841	$115,841	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	72,401	5,175	12,213	18,607	36,406
Asset retirement obligations (3) (reflected on our Consolidated Condensed Balance Sheets)	1,663	126	322	1,087	128
Total	$189,905	$121,142	$12,535	$19,694	$36,534

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)	Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.

(3)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 28, 2019, the outstanding amount is $3.3 million.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"). or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of December 28, 2019, the outstanding amount is $76.0 million.
As of December 28, 2019, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of December 28, 2019, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $29.9 million outstanding as of December 28, 2019.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 28, 2019 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2019 Annual Report on Form 10-K.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended December 28, 2019 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2019 to October 26, 2019	111	$23.23	111	$94.6
October 27, 2019 to November 30 , 2019	77	$24.26	77	$92.7
December 1, 2019 to December 28, 2019	36	$25.59	36	$91.8
For the three months ended December 28, 2019	224		224
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

Item 6. -     EXHIBITS

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline xBRL Instance Document.

101.SCH	Inline xBRL Taxonomy Extension Schema Document.

101.CAL	Inline xBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline xBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline xBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline xBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline xBRL and contained in Exhibit 101.INS).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: January 31, 2020	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President, Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline xBRL Instance Document.

101.SCH	Inline xBRL Taxonomy Extension Schema Document.

101.CAL	Inline xBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline xBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline xBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline xBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline xBRL and contained in Exhibit 101.INS).