Form 10-Q
period 2020-03-28
KULICKE & SOFFA INDUSTRIES INC
filed 2020-04-30
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020

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

As of April 24, 2020, there were 62,427,723 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 28, 2020

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	March 28, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$392,307	$364,184
Short-term investments	248,000	229,000
Accounts and other receivable, net of allowance for doubtful accounts of $501 and $597, respectively	199,793	195,830
Inventories, net	106,178	89,308
Prepaid expenses and other current assets	24,149	15,429
Total current assets	970,427	893,751
Property, plant and equipment, net	55,647	72,370
Operating right-of-use assets	22,692	—
Goodwill	55,946	55,691
Intangible assets, net	39,757	42,651
Deferred tax assets	6,975	6,409
Equity investments	7,427	6,250
Other assets	2,027	2,494
TOTAL ASSETS	$1,160,898	$1,079,616

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$115,617	$60,904
Accounts payable	50,530	36,711
Operating lease liabilities	5,236	—
Income tax payable	12,358	12,494
Accrued expenses and other current liabilities	78,296	64,533
Total current liabilities	262,037	174,642
Financing obligation	—	14,207
Deferred tax liabilities	33,690	32,054
Income tax payable	74,469	80,290
Operating lease liabilities	18,550	—
Other liabilities	9,754	9,360
TOTAL LIABILITIES	$398,500	$310,553

Commitments and contingent liabilities (Note 15)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,448 and 85,364, respectively; outstanding 62,997 and 63,172 shares, respectively	532,912	533,590
Treasury stock, at cost, 22,451 and 22,192 shares, respectively	(365,095)	(349,212)
Retained earnings	604,013	594,625
Accumulated other comprehensive loss	(9,432)	(9,940)
TOTAL SHAREHOLDERS' EQUITY	$762,398	$769,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,160,898	$1,079,616
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net revenue	$150,741	$115,908	$295,038	$273,116
Cost of sales	81,438	60,335	155,371	142,744
Gross profit	69,303	55,573	139,667	130,372
Selling, general and administrative	29,160	28,461	57,818	58,902
Research and development	29,067	29,577	57,359	59,380
Operating expenses	58,227	58,038	115,177	118,282
Income/(loss) from operations	11,076	(2,465)	24,490	12,090
Interest income	2,675	3,865	5,514	7,691
Interest expense	(661)	(254)	(1,244)	(505)
Income before income taxes	13,090	1,146	28,760	19,276
Provision for income taxes	1,162	4,672	3,295	15,242
Share of results of equity-method investee, net of tax	40	29	100	72
Net income/(loss)	$11,888	$(3,555)	$25,365	$3,962

Net income/(loss) per share:
Basic	$0.19	$(0.05)	$0.40	$0.06
Diluted	$0.19	$(0.05)	$0.39	$0.06

Weighted average shares outstanding:
Basic	63,679	65,930	63,675	66,530
Diluted	64,219	65,930	64,266	67,344
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income/(loss)	$11,888	$(3,555)	$25,365	$3,962
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(835)	(409)	1,679	(1,388)
Unrecognized actuarial (loss)/gain on pension plan, net of tax	(41)	18	(66)	22
	(876)	(391)	1,613	(1,366)

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(1,981)	161	(1,374)	88
Reclassification adjustment for loss on derivative instruments recognized, net of tax	72	267	269	1,132
Net (decrease)/increase from derivatives designated as hedging instruments, net of tax	(1,909)	428	(1,105)	1,220

Total other comprehensive (loss)/gain	(2,785)	37	508	(146)

Comprehensive income/(loss)	$9,103	$(3,518)	$25,873	$3,816
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	9	131	91	—	—	222
Repurchase of common stock	(224)	—	(5,369)	—	—	(5,369)
Issuance of shares for equity-based compensation	800	(7,653)	7,653	—	—	—
Equity-based compensation	—	3,387	—	—	—	3,387
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(7,651)	—	(7,651)
Components of comprehensive income:
Net income	—	—	—	13,477	—	13,477
Other comprehensive income	—	—	—	—	3,293	3,293
Total comprehensive income	—	—	—	13,477	3,293	16,770
Balances as of December 28, 2019	63,758	$529,455	$(346,837)	$599,682	$(6,647)	$775,653
Issuance of stock for services rendered	8	142	79	—	—	221
Repurchase of common stock	(872)	—	(18,522)	—	—	(18,522)
Issuance of shares for equity-based compensation	103	(185)	185	—	—	—
Equity-based compensation	—	3,500	—	—	—	3,500
Cash dividend declared	—	—	—	(7,557)	—	(7,557)
Components of comprehensive income/(loss):
Net income	—	—	—	11,888	—	11,888
Other comprehensive loss	—	—	—	—	(2,785)	(2,785)
Total comprehensive income/(loss)	—	—	—	11,888	(2,785)	9,103
Balances as of March 28, 2020	62,997	$532,912	$(365,095)	$604,013	$(9,432)	$762,398

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(1,233)	—	(25,485)	—	—	(25,485)
Issuance of shares for equity-based compensation	642	—	—	—	—	—
Equity-based compensation	—	3,678	—	—	—	3,678
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(8,055)	—	(8,055)
Components of comprehensive income/(loss):
Net income	—	—	—	7,517	—	7,517
Other comprehensive loss	—	—	—	—	(182)	(182)
Total comprehensive income/(loss)	—	—	—	7,517	(182)	7,335
Balances as of December 29, 2018	66,560	$523,117	$(274,149)	$613,525	$(4,084)	$858,409
Issuance of stock for services rendered	10	195	—	—	—	195
Repurchase of common stock	(1,225)	—	(26,922)	—	—	(26,922)
Issuance of shares for equity-based compensation	4	—	—	—	—	—
Equity-based compensation	—	3,107	—	—	—	3,107
Cash dividend declared	—	—	—	(8,057)	—	(8,057)
Components of comprehensive (loss)/income:
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive income	—	—	—	—	37	37
Total comprehensive (loss)/income	—	—	—	(3,555)	37	(3,518)
Balances as of March 30, 2019	65,349	$526,419	$(301,071)	$601,913	$(4,047)	$823,214

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	March 28, 2020	March 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,365	$3,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,528	10,006
Equity-based compensation and employee benefits	7,330	7,175
Adjustment for doubtful accounts	(95)	(385)
Adjustment for inventory valuation	2,176	1,164
Deferred income taxes	1,081	(665)
Loss on disposal of property, plant and equipment	808	4
Unrealized foreign currency translation	842	270
Share of results of equity-method investee	100	72
Changes in operating assets and liabilities:
Accounts and other receivable	(3,821)	104,898
Inventories	(19,013)	11,421
Prepaid expenses and other current assets	(8,721)	1,235
Accounts payable, accrued expenses and other current liabilities	29,645	(54,850)
Income tax payable	(5,958)	(1,341)
Other, net	(184)	369
Net cash provided by operating activities	39,083	83,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,691)	(6,311)
Purchase of equity investments	(1,288)	(5,000)
Purchase of short-term investments	(169,000)	(340,000)
Maturity of short-term investments	150,000	425,000
Net cash (used in)/provided by investing activities	(24,979)	73,689

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	—	(378)
Payment for finance lease	(28)	—
Repurchase of common stock	(25,194)	(52,606)
Common stock cash dividends paid	(15,233)	(16,112)
Proceeds from short-term debt	54,713	10,004
Net cash provided by/(used in) financing activities	14,258	(59,092)
Effect of exchange rate changes on cash and cash equivalents	(239)	257
Changes in cash, cash equivalents and restricted cash	28,123	98,189
Cash, cash equivalents and restricted cash at beginning of period	364,184	321,148
Cash, cash equivalents and restricted cash at end of period	$392,307	$419,337

CASH PAID FOR:
Interest	$26	$505
Income taxes, net of refunds	$8,987	$16,689
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 28, 2020. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 28, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of March 28, 2020 and September 28, 2019 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and six months ended March 28, 2020, no "triggering" events occurred.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. Following the Company's early adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying value, and determining if the carrying amount exceeds its fair value.
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

Service revenue is generally recognized over time as the services are performed. For the three and six months ended March 28, 2020, and March 30, 2019, the service revenue is not material.
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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Consolidated Condensed Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, deferred revenue, intangible assets and related deferred income taxes, useful lives of property, plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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
We adopted these ASUs utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of fiscal 2020. In addition, we elected the package of practical expedients permitted under the transition guidance that allowed us to apply prior conclusions related to lease definition, classification and initial direct costs. Additionally, the lease previously identified as build-to-suit leasing arrangement under legacy lease accounting (ASC 840), was derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842 (see Note 9 below). Accordingly, the lease has been reassessed as an operating lease as of the adoption date under ASC 842, and is included on the Consolidated Condensed Balance Sheets. The adoption of these ASUs has resulted in an increase of approximately $23.8 million in operating lease liabilities and $22.2 million in right-of-use assets, decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings after income tax effects on our Consolidated Condensed Balance Sheets.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of March 28, 2020 and September 28, 2019:

	As of
(in thousands)	March 28, 2020	September 28, 2019

Short-term investments, available-for-sale(1)	$248,000	$229,000

Inventories, net:
Raw materials and supplies	$60,181	$52,853
Work in process	33,798	32,026
Finished goods	42,764	33,742
	136,743	118,621
Inventory reserves	(30,565)	(29,313)
	$106,178	$89,308
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,284	41,961
Leasehold improvements	22,712	24,441
Data processing equipment and software	37,082	36,302
Machinery, equipment, furniture and fixtures	73,957	71,465
Construction in progress	7,082	6,512
	165,299	182,863
Accumulated depreciation	(109,652)	(110,493)
	$55,647	$72,370
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$33,766	$26,292
Wages and benefits	23,419	18,188
Dividend payable	7,557	7,582
Commissions and professional fees	2,606	2,024
Deferred rent	—	1,721
Severance	880	1,500
Other	10,068	7,226
	$78,296	$64,533

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 28, 2020 and March 30, 2019.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The goodwill established in connection with our acquisitions represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually. The goodwill also includes the value of expected future cash flows from the acquisitions, expected synergies with our other affiliates and other unidentifiable intangible assets. The Company performs an annual impairment test of its goodwill

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process.
The Company performed its annual impairment test in the fourth quarter of fiscal 2019 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a noncash impairment in the future.
During the three and six months ended March 28, 2020, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended March 28, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reporting segments as of March 28, 2020 and September 28, 2019:

	As of
(in thousands)	March 28, 2020	September 28, 2019
Capital Equipment	$29,681	$29,480
Aftermarket Products and Services ("APS")	26,265	26,211
Total goodwill	$55,946	$55,691

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of March 28, 2020 and September 28, 2019:

	As of		Average estimated
(dollar amounts in thousands)	March 28, 2020	September 28, 2019	useful lives (in years)
Developed technology	$88,184	$87,209	7.0 to 15.0
Accumulated amortization	(51,124)	(48,718)
Net developed technology	$37,060	$38,491

Customer relationships	$35,466	$35,180	5.0 to 6.0
Accumulated amortization	(33,435)	(31,862)
Net customer relationships	$2,031	$3,318

Trade and brand names	$7,265	$7,219	7.0 to 8.0
Accumulated amortization	(6,599)	(6,377)
Net trade and brand names	$666	$842

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$39,757	$42,651

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of March 28, 2020:

As of
(in thousands)	March 28, 2020
Remaining fiscal 2020	$3,663
Fiscal 2021	5,306
Fiscal 2022	4,348
Fiscal 2023	4,252
Fiscal 2024	4,252
Thereafter	17,936
Total amortization expense	$39,757

NOTE 4: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of March 28, 2020:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$225,849	$—	$—	$225,849
Cash equivalents:
Money market funds (1)	166,451	—	—	166,451
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$392,307	$—	$—	$392,307
Short-term investments (2):
Time deposits	149,000	—	—	149,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$248,000	$—	$—	$248,000
Total cash, cash equivalents, and short-term investments	$640,307	$—	$—	$640,307

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 28, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$201,005	$—	$—	$201,005
Cash equivalents:
Money market funds (1)	163,172	—	—	163,172
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$364,184	$—	$—	$364,184
Short-term investments (2):
Time deposits	130,000	—	—	130,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$229,000	$—	$—	$229,000
Total cash, cash equivalents, restricted cash and short-term investments	$593,184	$—	$—	$593,184

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of March 28, 2020 and September 28, 2019:

	As of
(in thousands)	March 28, 2020	September 28, 2019
Non-marketable equity securities(1)	$6,278	$5,000
Equity method investments	1,149	1,250
Total equity investments	$7,427	$6,250

(1)
On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the three and six months ended March 28, 2020, there was no impairment or adjustment to the observable price.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended March 28, 2020.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of March 28, 2020 and September 28, 2019 was as follows:

	As of
	March 28, 2020		September 28, 2019
(in thousands)	Notional Amount	Fair Value (Liability) Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$32,818	$(1,702)	$33,834	$(597)
Total derivatives	$32,818	$(1,702)	$33,834	$(597)

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended March 28, 2020 and March 30, 2019 are as follows:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax(1)	$(1,981)	$161	$(1,374)	$88
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(72)	$(267)	$(269)	$(1,132)

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

NOTE 8: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of March 28, 2020, one option to extend the lease was recognized as a right-of-use ("ROU") asset, and a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheet as these leases have a lease term of 12 months or less at lease inception.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are in included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheet. As of March 28, 2020, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended	Six months ended
(in thousands)	March 28, 2020	March 28, 2020
Operating lease expense (1)	$(1,668)	$(3,384)

(1)	Operating lease expense includes short-term lease expense, which is immaterial for the three and six months ended March 28, 2020.

The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

Six months ended
(in thousands)	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,131

The following table shows the weighted-average lease terms and discount rates for operating leases:

As of
March 28, 2020
Operating leases:
Weighted-average remaining lease term (in years):	4.9
Weighted-average discount rate:	4.5%

Future lease payments, excluding short-term leases, as of March 28, 2020, are detailed as follows:

(in thousands)	Operating leases
Remainder of 2020	$3,776
2021	5,810
2022	5,299
2023	5,194
2024	2,944
Thereafter	3,639
Total minimum lease payments	26,662
Less: Interest	2,876
Present value of lease obligations	23,786
Less: Current portion	5,236
Long-term portion of lease obligations	$18,550

Future lease payments under operating leases prior to adoption ASC 842 were as follows:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations (1)	$16,273	$4,089	$2,576	$2,182	$1,967	$1,822	$3,637

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

NOTE 9: DEBT AND OTHER OBLIGATIONS
Financing Obligation
On December 1, 2013, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, signed a lease with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”) to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of a building in Singapore as our corporate headquarters, as well as a manufacturing, technology, sales and service center (the “Building”). The lease has a 10-year non-cancellable term (the "Initial Term") and contains options to renew for two further 10-year terms. The annual rent and service charge for the Initial Term range from $4 million to $5 million Singapore dollars.
Pursuant to legacy ASC No. 840, Leases ("ASC 840"), we have classified the Building (build-to-suit leasing arrangement) on our Consolidated Condensed Balance Sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the Consolidated Condensed Balance Sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of September 28, 2019, the financing obligation related to the Building was $15.0 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
The build-to-suit leasing arrangement was derecognized pursuant to the transition guidance provided in ASC 842, which was effective beginning with the first quarter of 2020. Accordingly, the lease has been reassessed as an operating lease as of the adoption date under ASC 842, and is included on the Consolidated Condensed Balance Sheet. The adoption has resulted in a decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings after income tax effects on our Consolidated Condensed Balance Sheet.
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 28, 2020, the outstanding amount under this facility was $3.5 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of March 28, 2020, the outstanding amount under the Facility Agreements was $115.6 million.

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
The following table reflects the Company’s contributions to the Plan during the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cash	$352	$369	$709	$863

Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase authorization under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 28, 2020, the Company repurchased a total of 0.9 million and 1.1 million shares of common stock under the Program at a cost of $18.5 million and $23.9 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of March 28, 2020, our remaining stock repurchase authorization under the Program was approximately $73.3 million.
Dividends
On February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and six months ended March 28, 2020 totaled $7.7 million and $15.2 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of March 28, 2020 and September 28, 2019:

	As of
(in thousands)	March 28, 2020	September 28, 2019
Loss from foreign currency translation adjustments	$(6,066)	$(7,745)
Unrecognized actuarial loss on pension plan, net of tax	(1,664)	(1,598)
Unrealized loss on hedging	(1,702)	(597)
Accumulated other comprehensive loss	$(9,432)	$(9,940)

Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of March 28, 2020, 3.4 million shares of common

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended March 28, 2020 and March 30, 2019 was based upon awards ultimately expected to vest, with forfeitures accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(shares in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Time-based RSUs	2	12	477	519
Relative TSR PSUs	1	8	158	165
Special/Growth PSUs	—	3	73	55
Common stock	8	10	17	18
Equity-based compensation in shares	11	33	725	757

The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of sales	$183	$160	$415	$310
Selling, general and administrative	2,695	2,330	5,430	5,255
Research and development	844	811	1,486	1,609
Total equity-based compensation expense	$3,722	$3,301	$7,331	$7,174

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Time-based RSUs	$2,349	$2,131	$4,764	$4,272
Relative TSR PSUs	896	818	1,302	2,193
Special/Growth PSUs	255	157	821	319
Common stock	222	195	444	390
Total equity-based compensation expense	$3,722	$3,301	$7,331	$7,174

NOTE 11: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended March 28, 2020, and March 30, 2019, the service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for disclosure on the Company's revenue recognition, and Note 14: Segment information for disclosure of revenue by reportable segment and disaggregated revenue.
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
The following table shows the changes in contract liability balances during the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Contract liabilities, beginning of period	$2,588	$548	$1,896	$997
Revenue recognized	(2,459)	(2,339)	(5,817)	(5,517)
Additions	10,229	2,372	14,279	5,101
Contract liabilities, end of period	$10,358	$581	$10,358	$581

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended March 30, 2019, 0.8 million shares of restricted stock units and stock options were excluded due to the Company's net loss.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
(in thousands, except per share data)	March 28, 2020		March 30, 2019
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income/(loss)	$11,888	$11,888	$(3,555)	$(3,555)
DENOMINATOR:
Weighted average shares outstanding - Basic	63,679	63,679	65,930	65,930
Dilutive effect of Equity Plans		540		—
Weighted average shares outstanding - Diluted		64,219		65,930
EPS:
Net income/(loss) per share - Basic	$0.19	$0.19	$(0.05)	$(0.05)
Effect of dilutive shares		—		—
Net income/(loss) per share - Diluted		$0.19		$(0.05)

	Six months ended
(in thousands, except per share data)	March 28, 2020		March 30, 2019
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$25,365	$25,365	$3,962	$3,962
DENOMINATOR:
Weighted average shares outstanding - Basic	63,675	63,675	66,530	66,530
Dilutive effect of Equity Plans		591		814
Weighted average shares outstanding - Diluted		64,266		67,344
EPS:
Net income per share - Basic	$0.40	$0.40	$0.06	$0.06
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$0.39		$0.06

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Provision for income taxes	$1,162	$4,672	$3,295	$15,242
Effective tax rate	8.9%	407.7%	11.5%	79.1%

The decrease in provision for income taxes and in effective tax rate for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 is primarily related to $2.5 million of provision for income taxes recorded in the second quarter of fiscal 2019 as an adjustment to the U.S. one-time transition tax. The decrease in provision for income taxes and in effective rate for the six months ended March 28, 2020 as compared to the six months ended March 30, 2019 is primarily related to $10.2 million of provision for income taxes recorded in the first and second quarter of fiscal 2019 as an adjustment to the U.S. one-time transition tax.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

For the six months ended March 28, 2020, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to tax benefits from foreign income earned in lower tax jurisdictions, tax incentives, and tax credits, partially offset by the foreign minimum tax, deemed dividends, valuation allowances recorded against certain loss carryforwards, foreign withholding taxes, and tax liabilities from foreign operations.
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
The following table reflects operating information by segment for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net revenue:
Capital Equipment	$113,222	$80,567	$215,546	$196,505
APS	37,519	35,341	79,492	76,611
Net revenue	150,741	115,908	295,038	273,116
Income/(loss) from operations:
Capital Equipment	4,062	(9,244)	6,770	(4,114)
APS	7,014	6,779	17,720	16,204
Income/(loss) from operations	$11,076	$(2,465)	$24,490	$12,090

The following table reflects net revenue by Capital Equipment end markets served for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
General Semiconductor	$67,369	$30,985	$117,835	$70,655
Automotive & Industrial	19,846	18,967	38,770	45,476
LED	10,167	7,091	22,058	24,536
Memory	8,950	11,697	19,853	39,312
Advanced Packaging	6,890	11,827	17,030	16,526
Total Capital Equipment revenue	$113,222	$80,567	$215,546	$196,505

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and six months ended March 28, 2020 and March 30, 2019.

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Capital expenditures:
Capital Equipment	$812	$1,288	$1,886	$3,472
APS	1,963	946	3,213	3,704
	$2,775	$2,234	$5,099	$7,176

Depreciation expense:
Capital Equipment	$1,491	$2,002	$3,034	$3,740
APS	1,458	1,366	2,857	2,520
	$2,949	$3,368	$5,891	$6,260

Amortization expense:
Capital Equipment	$977	$1,003	$1,952	$2,010
APS	843	866	1,685	1,736
	$1,820	$1,869	$3,637	$3,746

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
The following table reflects the reserve for warranty activity for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Six months ended
(in thousands)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Reserve for warranty, beginning of period	$14,714	$14,401	$14,185	$14,475
Provision for warranty	2,923	2,645	6,418	5,731
Utilization of reserve	(3,269)	(3,161)	(6,235)	(6,321)
Reserve for warranty, end of period	$14,368	$13,885	$14,368	$13,885

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of March 28, 2020:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	2024	thereafter
Inventory purchase obligation (1)	$148,892	$148,892	$—	$—	$—	$—	$—

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable, however, some orders impose varying penalties and charges in the event of cancellation.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended March 28, 2020 and March 30, 2019.

	Six months ended
	March 28, 2020	March 30, 2019
Xinye (HK) Electronics. Co (1)	10.6%	*
Micron Technology, Inc	*	15.3%

* Represented less than 10% of total net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 28, 2020 and March 30, 2019:

	As of
	March 28, 2020	March 30, 2019
Xinye (HK) Electronics. Co (1)	17.3%	*
Haoseng Industrial Company Limited (1)	12.3%	*
Micron Technology, Inc	*	19.4%
Super Power International (1)	*	12.5%

(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 16: SUBSEQUENT EVENTS
On April 24, 2020, the Company entered into foreign exchange forward contracts with notional amount of $14.5 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	our expectations regarding the potential impacts on our business of the COVID-19 pandemic and of governmental and other responses to the pandemic;

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball bonder, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spare parts and services.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (the “Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
OVERVIEW
Kulicke and Soffa Industries, Inc. ("We," the "Company" or "K&S") is a leading provider of semiconductor and electronic assembly solutions serving the global automotive, consumer, communications, computing and industrial markets. Founded in 1951, we pride ourselves on establishing foundations for technological advancement-creating, pioneering interconnect solutions that enable performance improvements, power efficiency, form-factor reductions and assembly excellence of current and next-generation semiconductor devices. Leveraging decades of development and process technology expertise, our expanding portfolio provides equipment solutions, aftermarket products and services supporting a comprehensive set of interconnect technologies including wire bonding, advanced packaging, lithography, and electronics assembly. Dedicated to empowering technological discovery, always, we collaborate with customers and technology partners to push the boundaries of possibility, enabling a smarter future.
We design, manufacture and sell capital equipment and tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket tools for our and our peer companies' equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers ("IDMs"), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position as a leader in semiconductor assembly technology. We also remain focused on our cost structure through continuous improvement and optimization of operations. Cost reduction efforts are an important part of our normal ongoing operations and are intended to generate savings without compromising overall product quality and service.

The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of March 28, 2020, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
Our Capital Equipment segment engages in the manufacture and sale of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers. Our APS segment engages in the manufacture and sale of a variety of tools for a broad range of semiconductor packaging applications, spare parts, equipment repair, maintenance and servicing, training services, refurbishment and upgrades for our equipment.
Key Event in Fiscal 2020
A strain of Coronavirus ("COVID-19"), which was first detected in Wuhan, China in December 2019, has rapidly spread across China and across the globe, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. As a result of the COVID-19 pandemic, many countries have suspended travel to and from affected countries and imposed quarantines. The commercial activities of our customers and suppliers in China and our manufacturing facility in Suzhou, China, were restricted for a period of time due to government-mandated closures, and employees were delayed in returning to work at our facility. COVID-19 has continued to spread into other parts of the world, with Europe and United States becoming the new epicenters of the COVID-19 pandemic. Various countries have implemented partial or national lockdowns to curb the spread.
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions.
In response to the outbreak, we have temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan ("BCP"), which measures have disrupted how we operate our business. While we are currently operating at nearly full capacity in all of our manufacturing locations, work-from-home practices were instituted across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position.
We have not experienced long-lasting or significant delays in customer deliveries, but our supply chain is strained in some cases as the availability of materials, logistics options and freight costs are challenging in many jurisdictions. Demand for many of our products remains high, but we are seeing a lower projected demand in the automotive end market, which particularly impacts near-term demand for our wedge bonders. We believe the semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector is expected to see significant short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. The Company has reviewed economic stimulus packages available in the jurisdictions in which we operate, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 in the United States, to determine if the Company qualifies. Based on our current evaluation, the outbreak has not had a material impact on our financial condition and operating results in fiscal year 2020. However, as this is a highly dynamic situation, and it is still developing rapidly, there is uncertainty on our business and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For other information on the COVID-19 pandemic, see the discussion in Part II Item 1A. Risk Factors.
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
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed above, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive market with a resulting softening demand. While the Company anticipates long-term growth in semiconductor consumption, the adverse impacts on demand, which began in the fourth quarter of fiscal 2018, may continue through fiscal 2020 and beyond.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of March 28, 2020, our total cash, cash equivalents, restricted cash and short-term investments, net of short-term borrowings, were $524.7 million, a $7.6 million decrease from the prior fiscal year end. The Overdraft Facility allows us to meet our short-term funding needs, while we align our cash balances with our long term capital allocation strategy. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
Segment Information
The following tables reflect net revenue by business segment for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
	March 28, 2020		March 30, 2019
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$113,222	75.1%	$80,567	69.5%
APS	37,519	24.9%	35,341	30.5%
	$150,741	100.0%	$115,908	100.0%

	Six months ended
	March 28, 2020		March 30, 2019
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Capital Equipment	$215,546	73.1%	$196,505	71.9%
APS	79,492	26.9%	76,611	28.1%
	$295,038	100.0%	$273,116	100.0%

RESULTS OF OPERATIONS
The following tables reflect our income (loss) from operations for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Net revenue	$150,741	$115,908	$34,833	30.1%
Cost of sales	81,438	60,335	21,103	35.0%
Gross profit	69,303	55,573	13,730	24.7%
Selling, general and administrative	29,160	28,461	699	2.5%
Research and development	29,067	29,577	(510)	(1.7)%
Operating expenses	58,227	58,038	189	0.3%
Income/(loss) from operations	$11,076	$(2,465)	$13,541	549.3%

	Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Net revenue	$295,038	$273,116	$21,922	8.0%
Cost of sales	155,371	142,744	12,627	8.8%
Gross profit	139,667	130,372	9,295	7.1%
Selling, general and administrative	57,818	58,902	(1,084)	(1.8)%
Research and development	57,359	59,380	(2,021)	(3.4)%
Operating expenses	115,177	118,282	(3,105)	(2.6)%
Income from operations	$24,490	$12,090	$12,400	102.6%
Our net revenues for the three and six months ended March 28, 2020 increased as compared to our net revenues for the three and six months ended March 30, 2019. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The COVID-19 pandemic has impacted our non-manufacturing productivity, including our research & development. However, we have not yet experienced long-lasting or significant delays in customer deliveries, though our supply chain is strained in some cases as the availability of materials, logistics options and freight costs are challenging in many jurisdictions. Demand for many of our products remains high, but we are seeing lower projected demand in the automotive end market, which particularly impacts near-term demand for our wedge bonders. We believe the semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector is expected to see short-term volatility.
Generally, the semiconductor industry is volatile and our operating results are adversely impacted by volatile worldwide economic conditions. Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Our visibility into future demand is generally limited and forecasting is difficult, particularly in light of substantial uncertainty about when the effects of the pandemic will recede. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.
The U.S. and several other countries have levied tariffs on certain goods and have introduced retaliatory measures or other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed above, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, the adverse impacts on demand, which began in the fourth quarter of fiscal 2018, may continue through fiscal 2020 and beyond.
Net Revenue
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 94.8% and 94.4% of our net revenue for the three months ended March 28, 2020 and March 30, 2019, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately

60.1% and 40.6% of our net revenue for the three months ended March 28, 2020 and March 30, 2019, respectively, was for shipments to customers located in China.
Similarly, approximately 93.3% and 93.8% of our net revenue for the six months ended March 28, 2020 and March 30, 2019, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 55.3% and 39.0% of our net revenue for the six months ended March 28, 2020 and March 30, 2019, respectively, was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Capital Equipment	$113,222	$80,567	$32,655	40.5%
APS	37,519	35,341	2,178	6.2%
Total net revenue	$150,741	$115,908	$34,833	30.1%

	Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Capital Equipment	$215,546	$196,505	$19,041	9.7%
APS	79,492	76,611	2,881	3.8%
Total net revenue	$295,038	$273,116	$21,922	8.0%
Capital Equipment
The following table reflects the components of Capital Equipment net revenue change between the three and six months ended March 28, 2020 and March 30, 2019:

	March 28, 2020 vs. March 30, 2019
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Capital Equipment	$(12,356)	$45,011	$32,655	$(19,950)	$38,991	$19,041
For the three months ended March 28, 2020, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to higher volume. The higher volume was primarily driven by growing demand in the general semiconductor market for consumer applications and telecommunication infrastructure renewal for 5G buildout and partially offset by lower demand in the memory market. The higher volume was partially offset by unfavorable price variance due to unfavorable customer and product mix.
For the six months ended March 28, 2020, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to higher volume. The higher volume was primarily driven by growing demand in the general semiconductor market for consumer applications, telecommunication infrastructure renewal for 5G buildout, and partially offset by lower demand in the memory and automotive markets. The higher volume was partially offset by unfavorable price variance due to unfavorable customer and product mix.
APS
The following table reflects the components of APS net revenue change between the three and six months ended March 28, 2020 and March 30, 2019:

	March 28, 2020 vs. March 30, 2019
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
APS	$(1,117)	$3,295	$2,178	$(1,645)	$4,526	$2,881

For the three and six months ended March 28, 2020, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares, consumables and services as a result of higher utilization of our products. This was partially offset by a price reduction in our bonding tools business.
Gross Profit
The following tables reflect gross profit by reportable segment for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Capital Equipment	$49,142	$35,848	$13,294	37.1%
APS	20,161	19,725	436	2.2%
Total gross profit	$69,303	$55,573	$13,730	24.7%

	Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Capital Equipment	$95,396	$86,779	$8,617	9.9%
APS	44,271	43,593	678	1.6%
Total gross profit	$139,667	$130,372	$9,295	7.1%

The following tables reflect gross profit as a percentage of net revenue by reportable segments for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Basis Point
	March 28, 2020	March 30, 2019	Change
Capital Equipment	43.4%	44.5%	(110)
APS	53.7%	55.8%	(210)
Total gross margin	46.0%	47.9%	(190)

	Six months ended		Basis Point
	March 28, 2020	March 30, 2019	Change
Capital Equipment	44.3%	44.2%	10
APS	55.7%	56.9%	(120)
Total gross margin	47.3%	47.7%	(40)
For the three and six months ended March 28, 2020, the higher gross profit margin as compared to the prior year period was primarily due to higher gross margin from Capital Equipment as discussed below.
Capital Equipment
The following table reflects the components of Capital Equipment gross profit change between the three and six months ended March 28, 2020 and March 30, 2019:

	March 28, 2020 vs. March 30, 2019
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Capital Equipment	$(12,356)	$5,942	$19,708	$13,294	$(19,950)	$7,863	$20,704	$8,617
For the three months ended March 28, 2020, the higher Capital Equipment gross profit as compared to the prior year period was primarily due to higher volume and lower cost. The higher volume was primarily driven by growing demand in the general semiconductor market for consumer applications and telecommunication infrastructure renewal for 5G buildout and partially offset by lower demand in the memory market. The lower cost was due to better absorption from higher manufacturing volume. The higher volume and lower cost were partially offset by unfavorable price variance due to unfavorable customer and product mix.

For the six months ended March 28, 2020, the higher Capital Equipment gross profit as compared to the prior year period was primarily due to higher volume and lower cost. The higher volume was primarily driven by growing demand in the general semiconductor market for consumer applications and telecommunication infrastructure renewal for 5G buildout, and partially offset by lower demand in the memory and automotive markets. The lower cost was due to better absorption from higher manufacturing volume. The higher volume and lower cost were partially offset by unfavorable price variance due to unfavorable customer and product mix.
APS
The following table reflects the components of APS gross profit change between the three and six months ended March 28, 2020 and March 30, 2019:

	March 28, 2020 vs. March 30, 2019
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
APS	$(1,117)	$130	$1,423	$436	$(1,645)	$(335)	$2,658	$678
For the three and six months ended March 28, 2020, the higher APS gross profit as compared to the prior year period was primarily due to higher volume in spares, consumables and services as a result of higher utilization of our products. This was partially offset by a price reduction in bonding tools business.
Income from Operations
The following tables reflect income from operations by business segment for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Capital Equipment	$4,062	$(9,244)	$13,306	143.9%
APS	7,014	6,779	235	3.5%
Total income/(loss) from operations	$11,076	$(2,465)	$13,541	549.3%

	Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Capital Equipment	$6,770	$(4,114)	$10,884	264.6%
APS	17,720	16,204	1,516	9.4%
Total income from operations	$24,490	$12,090	$12,400	102.6%
Capital Equipment
For the three and six months ended March 28, 2020, the higher Capital Equipment income from operations as compared to the prior year period was primarily due to higher volume and lower cost as explained under 'Gross Profit' above, and partially offset by higher operating expense.
APS
For the three and six months ended March 28, 2020, the higher APS income from operations as compared to the prior year period was primarily due to higher volume as explained under 'Gross Profit' above, and partially offset by higher operating expense.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended		Basis point
	March 28, 2020	March 30, 2019	change
Selling, general & administrative	19.3%	24.6%	(530)
Research & development	19.3%	25.5%	(620)
Total	38.6%	50.1%	(1,150)

	Six months ended		Basis point
	March 28, 2020	March 30, 2019	change
Selling, general & administrative	19.6%	21.6%	(200)
Research & development	19.4%	21.7%	(230)
Total	39.0%	43.3%	(430)
Selling, General and Administrative (“SG&A”)
For the three months ended March 28, 2020, higher SG&A expenses as compared to the prior period were primarily due to $1.7 million higher staff costs related to higher incentive compensation as a result of the better current fiscal quarter performance, which was partially offset by lower staff costs due to lower headcount. This was partially offset by $1.3 million net favorable variance in foreign exchange. The lower SG&A expenses as a percentage of the net revenue is primarily due to higher rate of net revenue increase as compared to the rate of increase in SG&A expenses during the current fiscal quarter.
For the six months ended March 28, 2020, lower SG&A expenses as compared to prior period were primarily due to $2.7 million net favorable variance in foreign exchange. This was partially offset by $1.1 million lower severance and restructuring expenses in the prior year period and $0.4 million higher staff costs related to an increase in incentive compensation as a result of the better performance in the current period.
Research and Development (“R&D”)
For the three and six months ended March 28, 2020, lower R&D expenses as compared to the prior year period were primarily due to lower staff costs as a result of decrease in headcount and lower spending in development of prototypes.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Interest income	$2,675	$3,865	$(1,190)	(30.8)%
Interest expense	$(661)	$(254)	$(407)	160.2%

	Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change
Interest income	$5,514	$7,691	$(2,177)	(28.3)%
Interest expense	$(1,244)	$(505)	$(739)	146.3%
For the three and six months ended March 28, 2020, interest income was lower as compared to the prior year period. This was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments compared to the same period in the prior year.
For the three and six months ended March 28, 2020, interest expense was higher as compared to prior year period. This was primarily due to higher short-term debt (Refer to Note 9 of Item 1) and partially offset by lower interest on the financing obligation relating to our corporate headquarters. The financing obligation was derecognized pursuant to the transition guidance provided in ASC 842 following the adoption at the beginning of the current fiscal year.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 28, 2020 and March 30, 2019:

	Three months ended			Six months ended
(dollar amounts in thousands)	March 28, 2020	March 30, 2019	Change	March 28, 2020	March 30, 2019	Change
Provision for income taxes	$1,162	$4,672	$(3,510)	$3,295	$15,242	$(11,947)
Effective tax rate	8.9%	407.7%	(398.8)%	11.5%	79.1%	(67.6)%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and six months ended March 28, 2020 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of March 28, 2020 and September 28, 2019:

	As of
(dollar amounts in thousands)	March 28, 2020	September 28, 2019	$ Change
Cash and cash equivalents	$392,307	$364,184	$28,123
Short-term investments	248,000	229,000	19,000
Total cash, cash equivalents, and short-term investments	$640,307	$593,184	$47,123
Percentage of total assets	55.2%	54.9%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the six months ended March 28, 2020 and March 30, 2019:

	Six months ended
(in thousands)	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$39,083	$83,335
Net cash (used in)/provided by investing activities	(24,979)	73,689
Net cash provided by/(used in) financing activities	14,258	(59,092)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(239)	257
Changes in cash, cash equivalents and restricted cash	$28,123	$98,189
Cash, cash equivalents and restricted cash, beginning of period	364,184	321,148
Cash, cash equivalents and restricted cash, end of period	$392,307	$419,337
Six months ended March 28, 2020
Net cash provided by operating activities was primarily due to net income of $25.4 million and non-cash adjustments to net income of $21.8 million and a decrease in net change in operating assets and liabilities of $8.1 million. The decrease in net change in operating assets and liabilities was primarily driven by an increase in inventory of $19.0 million, an increase in prepaid expenses and other current assets of $8.7 million, a decrease in income tax payable of $6.0 million, and an increase in accounts and notes receivables of $3.8 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $29.6 million.
The increase in inventory was due to higher manufacturing activities during second quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019 in anticipation of higher demand in subsequent period. The increase in accounts receivable was due to higher sales in the second quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019. The decrease in income tax payable was mainly due to repayment. The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases, higher customer advance payment and higher accruals on incentive compensation and other bonuses in the second quarter of fiscal 2020.
Net cash used by investing activities was due to net placement of short-term investments of $19.0 million, capital expenditures of $4.7 million and an equity investment of $1.3 million.
Net cash provided by financing activities was primarily due to a draw-down under the Overdraft Facility of $54.7 million. The draw-down from the Overdraft Facility is to meet our short-term funding needs, while we align our cash balances with our long term capital allocation strategy. This was partially offset by common stock repurchases of $25.2 million and dividend payments of $15.2 million.
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
Net cash used in financing activities was primarily due to common stock repurchases of $52.6 million and dividend payment of $16.1 million. These were partially offset by a short-term debt of $10.0 million.
Fiscal 2020 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2020 capital expenditures to be between $14.0 million and $18.0 million, of which approximately $5.1 million has been incurred through the second quarter. The actual amounts for 2020 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
As of March 28, 2020 and September 28, 2019, approximately $632.3 million and $591.3 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, and are expected to be available for use in the U.S. without incurring additional income tax.
The Company’s international operations and capital requirements are anticipated to be funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are anticipated to be funded primarily by cash generated from U.S. operating activities, and by our existing Facility Agreements with MUFG Bank, Ltd. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. income taxes. We believe these sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, repayment of outstanding balances under the Facility Agreements, the dividend program, and the share repurchase program as approved by the Board of Directors.
We believe that our existing cash and investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
We may seek, as we believe appropriate, additional debt or equity financing that would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase authorization under the Program to $300 million. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 28, 2020, the Company repurchased a total of 0.9 million and 1.1 million shares of common stock under the Program at a cost of $18.5 million and $23.9 million, respectively. As of March 28, 2020, our remaining stock repurchase authorization under the Program was approximately $73.3 million.
Dividends
On February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and six months ended March 28, 2020 totaled $7.7 million and $15.2 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of March 28, 2020, the Company has deferred tax liabilities of $33.7 million and unrecognized tax benefits within the income tax payable for uncertain tax positions of $13.0 million, inclusive of accrued interest on uncertain tax positions of $1.6 million. These amounts are not included in the table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of March 28, 2020:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$148,892	$148,892	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	67,161	5,676	12,944	28,316	20,225
Asset retirement obligations (3) (reflected on our Consolidated Condensed Balance Sheets)	1,692	407	39	1,115	131
Total	$217,745	$154,975	$12,983	$29,431	$20,356

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)	Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.

(3)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 28, 2020, the outstanding amount under this facility was $3.5 million.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary") or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of March 28, 2020, the outstanding amount under the Facility Agreements was $115.6 million.
As of March 28, 2020, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of March 28, 2020, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $32.8 million outstanding as of March 28, 2020.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2020 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 28, 2020 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
The following risk factors should be considered in conjunction with the other risk factors disclosed under Item 1A. Risk Factors disclosed in Part I of the Annual Report. These factors could materially and adversely affect the company’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
A strain of Coronavirus ("COVID-19"), which was first detected in Wuhan, China in December 2019, has rapidly spread across China and across the globe, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. As a result of the COVID-19 pandemic, many countries have suspended travel to and from affected countries and imposed quarantines on affected individuals. The commercial activities of our customers and suppliers in China and our manufacturing facility in Suzhou, China, were restricted for a period of time due to government-mandated closures, and employees were delayed in returning to work at our facility. COVID-19 has continued to spread into other parts of the world, with Europe and United States becoming the new epicenters of the COVID-19 pandemic. Various countries have implemented partial or national lockdowns to curb the spread.
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions.
In response to the outbreak, we have temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan ("BCP"), which measures have significantly disrupted how we operate our business. While we are currently operating at nearly full capacity in all of our manufacturing locations, work-from-home practices were instituted across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, but may include the following:

•
a decrease in short-term and/or long-term demand for our products resulting from widespread business shutdowns and slowdowns, quarantines, travel and logistics restrictions and other actions taken by governments, businesses, and the general public in an effort to limit exposure to and spread of COVID-19;

•
negative impacts to our operations, technology development, new product introduction and customer qualifications resulting from our efforts to mitigate the impact of COVID-19 through execution of our BCP;

•	disruptions to our supply chain, including materials, equipment, engineering support and services, due to efforts to contain the spread of COVID-19;

•	more difficult and more expensive travel and transportation of our supplies and products, ultimately affecting the sales of our products;

•
increased volatility in the semiconductor industry due to heightened uncertainty, including our inability to keep pace relative to our competitors during a post-COVID-19 market recovery should that occur; and

•	reduced sales volume to or loss of significant customers, or cancellation, delay or reduction of backlogged customer orders.
Due to the unprecedented and rapidly changing social and economic impacts associated with the COVID-19 pandemic on the global economy generally, we are unable to predict or estimate the ultimate impact on our business or business prospects. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus; the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life and the length of time that such measures remain in place; and governmental programs implemented to assist businesses impacted by the COVID-19 pandemic. At this time, we cannot estimate the short- or long-term impacts of COVID-19 on our business, liquidity, results of operations or financial condition.

We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.
We are currently in the process of reviewing a new enterprise resource planning (“ERP”) system and will be implementing the new system over the next two years. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended March 28, 2020 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2019 to January 25, 2020	16	$27.10	16	$91.3
January 26, 2020 to February 29, 2020	126	$23.68	126	$88.4
March 1, 2020 to March 28, 2020	730	$20.69	730	$73.3
For the three months ended March 28, 2020	872		872
(1) On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company's common stock on or before August 1, 2020. On July 10, 2018, the Board of Directors increased the share repurchase authorization under the Program to $200 million. On January 31, 2019, the Board of Directors further increased the share repurchase authorization under the Program to $300 million. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. -     EXHIBITS

Exhibit No.	Description

31.1
Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: April 30, 2020	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.