Form 10-Q
period 2020-06-27
KULICKE & SOFFA INDUSTRIES INC
filed 2020-07-30
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 24, 2020, there were 61,840,109 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 27, 2020

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	June 27, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$321,775	$364,184
Short-term investments	194,000	229,000
Accounts and other receivable, net of allowance for doubtful accounts of $1,306 and $597, respectively	195,489	195,830
Inventories, net	114,194	89,308
Prepaid expenses and other current assets	13,735	15,429
Total current assets	839,193	893,751
Property, plant and equipment, net	55,826	72,370
Operating right-of-use assets	22,192	—
Goodwill	56,053	55,691
Intangible assets, net	38,207	42,651
Deferred tax assets	8,515	6,409
Equity investments	7,367	6,250
Other assets	2,112	2,494
TOTAL ASSETS	$1,029,465	$1,079,616

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$60,904
Accounts payable	49,659	36,711
Operating lease liabilities	5,471	—
Income tax payable	13,050	12,494
Accrued expenses and other current liabilities	74,624	64,533
Total current liabilities	142,804	174,642
Financing obligation	—	14,207
Deferred tax liabilities	34,508	32,054
Income tax payable	74,307	80,290
Operating lease liabilities	18,124	—
Other liabilities	10,078	9,360
TOTAL LIABILITIES	$279,821	$310,553

Commitments and contingent liabilities (Note 15)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 61,925 and 63,172 shares, respectively	536,487	533,590
Treasury stock, at cost, 23,439 and 22,192 shares, respectively	(387,302)	(349,212)
Retained earnings	607,733	594,625
Accumulated other comprehensive loss	(7,274)	(9,940)
TOTAL SHAREHOLDERS' EQUITY	$749,644	$769,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,029,465	$1,079,616
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenue	$150,450	$127,109	$445,488	$400,225
Cost of sales	81,027	68,329	236,398	211,073
Gross profit	69,423	58,780	209,090	189,152
Selling, general and administrative	27,905	28,724	85,723	87,626
Research and development	30,547	28,229	87,906	87,609
Operating expenses	58,452	56,953	173,629	175,235
Income from operations	10,971	1,827	35,461	13,917
Interest income	1,374	3,956	6,888	11,647
Interest expense	(446)	(632)	(1,690)	(1,137)
Income before income taxes	11,899	5,151	40,659	24,427
Provision for income taxes	690	3,864	3,985	19,106
Share of results of equity-method investee, net of tax	58	—	158	72
Net income	$11,151	$1,287	$36,516	$5,249

Net income per share:
Basic	$0.18	$0.02	$0.58	$0.08
Diluted	$0.18	$0.02	$0.57	$0.08

Weighted average shares outstanding:
Basic	62,313	64,683	63,200	65,914
Diluted	62,833	65,431	63,755	66,597
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$11,151	$1,287	$36,516	$5,249
Other comprehensive income/(loss):
Foreign currency translation adjustment	745	(42)	2,424	(1,430)
Unrecognized actuarial loss on pension plan, net of tax	(5)	(31)	(71)	(9)
	740	(73)	2,353	(1,439)

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	1,034	(49)	(340)	39
Reclassification adjustment for gain on derivative instruments recognized, net of tax	384	33	653	1,165
Net increase/(decrease) from derivatives designated as hedging instruments, net of tax	1,418	(16)	313	1,204

Total other comprehensive gain/(loss)	2,158	(89)	2,666	(235)

Comprehensive income	$13,309	$1,198	$39,182	$5,014
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	9	131	91	—	—	222
Repurchase of common stock	(224)	—	(5,369)	—	—	(5,369)
Issuance of shares for equity-based compensation	800	(7,653)	7,653	—	—	—
Equity-based compensation	—	3,387	—	—	—	3,387
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(7,651)	—	(7,651)
Components of comprehensive income:
Net income	—	—	—	13,477	—	13,477
Other comprehensive income	—	—	—	—	3,293	3,293
Total comprehensive income	—	—	—	13,477	3,293	16,770
Balances as of December 28, 2019	63,758	$529,455	$(346,837)	$599,682	$(6,647)	$775,653
Issuance of stock for services rendered	8	142	79	—	—	221
Repurchase of common stock	(872)	—	(18,522)	—	—	(18,522)
Issuance of shares for equity-based compensation	19	(185)	185	—	—	—
Equity-based compensation	—	3,500	—	—	—	3,500
Cash dividend declared	—	—	—	(7,557)	—	(7,557)
Components of comprehensive income/(loss):
Net income	—	—	—	11,888	—	11,888
Other comprehensive loss	—	—	—	—	(2,785)	(2,785)
Total comprehensive income/(loss)	—	—	—	11,888	(2,785)	9,103
Balances as of March 28, 2020	62,913	$532,912	$(365,095)	$604,013	$(9,432)	$762,398
Issuance of stock for services rendered	9	102	84	—	—	186
Repurchase of common stock	(1,004)	—	(22,358)	—	—	(22,358)
Issuance of shares for equity-based compensation	7	(67)	67	—	—	—
Equity-based compensation	—	3,540	—	—	—	3,540
Cash dividend declared	—	—	—	(7,431)	—	(7,431)
Components of comprehensive income:
Net income	—	—	—	11,151	—	11,151
Other comprehensive income	—	—	—	—	2,158	2,158
Total comprehensive income	—	—	—	11,151	2,158	13,309
Balances as of June 27, 2020	61,925	$536,487	$(387,302)	$607,733	$(7,274)	$749,644

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	8	195	—	—	—	195
Repurchase of common stock	(1,233)	—	(25,485)	—	—	(25,485)
Issuance of shares for equity-based compensation	642	—	—	—	—	—
Equity-based compensation	—	3,678	—	—	—	3,678
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividend declared	—	—	—	(8,055)	—	(8,055)
Components of comprehensive income/(loss):
Net income	—	—	—	7,517	—	7,517
Other comprehensive loss	—	—	—	—	(182)	(182)
Total comprehensive income/(loss)	—	—	—	7,517	(182)	7,335
Balances as of December 29, 2018	66,560	$523,117	$(274,149)	$613,525	$(4,084)	$858,409
Issuance of stock for services rendered	10	195	—	—	—	195
Repurchase of common stock	(1,225)	—	(26,922)	—	—	(26,922)
Issuance of shares for equity-based compensation	4	—	—	—	—	—
Equity-based compensation	—	3,107	—	—	—	3,107
Cash dividend declared	—	—	—	(8,057)	—	(8,057)
Components of comprehensive (loss)/income:
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive income	—	—	—	—	37	37
Total comprehensive (loss)/income	—	—	—	(3,555)	37	(3,518)
Balances as of March 30, 2019	65,349	$526,419	$(301,071)	$601,913	$(4,047)	$823,214
Issuance of stock for services rendered	10	222	—	—	—	222
Repurchase of common stock	(1,538)	—	(33,177)	—	—	(33,177)
Issuance of shares for equity-based compensation	16	—	—	—	—	—
Equity-based compensation	—	3,375	—	—	—	3,375
Cash dividend declared	—	—	—	(7,397)	—	(7,397)
Components of comprehensive income/(loss):
Net income	—	—	—	1,287	—	1,287
Other comprehensive loss	—	—	—	—	(89)	(89)
Total comprehensive income / (loss)	—	—	—	1,287	(89)	1,198
Balances as of June 29, 2019	63,837	$530,016	$(334,248)	$595,803	$(4,136)	$787,435

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,516	$5,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,597	15,001
Equity-based compensation and employee benefits	11,056	10,772
Adjustment for doubtful accounts	709	(385)
Adjustment for inventory valuation	3,197	2,059
Deferred income taxes	360	2,450
Loss/(gain) on disposal of property, plant and equipment	860	(19)
Unrealized foreign currency translation	909	117
Share of results of equity-method investee	158	72
Changes in operating assets and liabilities:
Accounts and other receivable	(122)	92,696
Inventories	(28,013)	15,960
Prepaid expenses and other current assets	1,697	(10,623)
Accounts payable, accrued expenses and other current liabilities	25,903	(48,148)
Income tax payable	(5,428)	(3,655)
Other, net	282	1,635
Net cash provided by operating activities	62,681	83,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,849)	(9,665)
Proceeds from sales of property, plant and equipment	—	39
Purchase of equity investments	(1,288)	(5,000)
Purchase of short-term investments	(234,000)	(489,000)
Maturity of short-term investments	269,000	534,000
Net cash provided by investing activities	25,863	30,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(147,143)	(574)
Payment for finance lease	(67)	—
Repurchase of common stock	(46,851)	(85,469)
Common stock cash dividends paid	(22,796)	(23,902)
Proceeds from short-term debt	86,239	71,194
Net cash used in financing activities	(130,618)	(38,751)
Effect of exchange rate changes on cash and cash equivalents	(335)	60
Changes in cash, cash equivalents and restricted cash	(42,409)	74,864
Cash, cash equivalents and restricted cash at beginning of period	364,184	321,148
Cash, cash equivalents and restricted cash at end of period	$321,775	$396,012

CASH PAID FOR:
Interest	$1,690	$747
Income taxes, net of refunds	$10,088	$21,373
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 27, 2020. While there was not a material impact to our consolidated financial statements as of and for the quarter ended June 27, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of June 27, 2020 and September 28, 2019 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant. The Company actively monitors its customers' financial strength to reduce the risk of loss, including as a result of COVID-19.
The Company's products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.
Foreign Currency Translation and Remeasurement
The majority of the Company's business is transacted in U.S. dollars; however, the functional currencies of some of the Company's subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity (accumulated other comprehensive income). The tax effect of currency translation adjustments related to unremitted foreign earnings no longer deemed to be indefinitely reinvested outside the U.S. is reflected in the determination of the Company’s net income or other comprehensive income (“OCI”). Gains and losses resulting from foreign currency transactions are included in the determination of net income.
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

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' failure to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, including as a result of COVID-19, additional allowances may be required. If global or regional economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, including as a result of COVID-19, it could have a significant impact on the results of operations, and the Company's ability to realize the full value of its accounts receivable.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and nine months ended June 27, 2020, no "triggering" events occurred.
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

Service revenue is generally recognized over time as the services are performed. For the three and nine months ended June 27, 2020, and June 29, 2019, the service revenue is not material.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 27, 2020 and September 28, 2019:

	As of
(in thousands)	June 27, 2020	September 28, 2019

Short-term investments, available-for-sale(1)	$194,000	$229,000

Inventories, net:
Raw materials and supplies	$63,878	$52,853
Work in process	41,757	32,026
Finished goods	39,663	33,742
	145,298	118,621
Inventory reserves	(31,104)	(29,313)
	$114,194	$89,308
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,542	41,961
Leasehold improvements	22,812	24,441
Data processing equipment and software	37,760	36,302
Machinery, equipment, furniture and fixtures	76,589	71,465
Construction in progress	6,578	6,512
	168,463	182,863
Accumulated depreciation	(112,637)	(110,493)
	$55,826	$72,370
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$25,322	$26,292
Wages and benefits	31,074	18,188
Dividend payable	7,431	7,582
Commissions and professional fees	2,486	2,024
Deferred rent	—	1,721
Severance	494	1,500
Other	7,817	7,226
	$74,624	$64,533

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 27, 2020 and June 29, 2019.

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
During the three and nine months ended June 27, 2020, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended June 27, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reporting segments as of June 27, 2020 and September 28, 2019:

	As of
(in thousands)	June 27, 2020	September 28, 2019
Capital Equipment	$29,765	$29,480
Aftermarket Products and Services ("APS")	26,288	26,211
Total goodwill	$56,053	$55,691

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of June 27, 2020 and September 28, 2019:

	As of		Average estimated
(dollar amounts in thousands)	June 27, 2020	September 28, 2019	useful lives (in years)
Developed technology	$88,591	$87,209	7.0 to 15.0
Accumulated amortization	(52,327)	(48,718)
Net developed technology	$36,264	$38,491

Customer relationships	$35,586	$35,180	5.0 to 6.0
Accumulated amortization	(34,218)	(31,862)
Net customer relationships	$1,368	$3,318

Trade and brand names	$7,285	$7,219	7.0 to 8.0
Accumulated amortization	(6,710)	(6,377)
Net trade and brand names	$575	$842

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$38,207	$42,651

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of June 27, 2020:

As of
(in thousands)	June 27, 2020
Remaining fiscal 2020	$1,845
Fiscal 2021	5,346
Fiscal 2022	4,380
Fiscal 2023	4,284
Fiscal 2024	4,284
Thereafter	18,068
Total amortization expense	$38,207

NOTE 4: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of June 27, 2020:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$165,213	$—	$—	$165,213
Cash equivalents:
Money market funds (1)	126,555	—	—	126,555
Time deposits (2)	30,007	—	—	30,007
Total cash and cash equivalents	$321,775	$—	$—	$321,775
Short-term investments (2):
Time deposits	95,000	—	—	95,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$194,000	$—	$—	$194,000
Total cash, cash equivalents and short-term investments	$515,775	$—	$—	$515,775

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents and short-term investments consisted of the following as of September 28, 2019:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$201,005	$—	$—	$201,005
Cash equivalents:
Money market funds (1)	163,172	—	—	163,172
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$364,184	$—	$—	$364,184
Short-term investments (2):
Time deposits	130,000	—	—	130,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$229,000	$—	$—	$229,000
Total cash, cash equivalents and short-term investments	$593,184	$—	$—	$593,184

(1)	The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

(2)	Fair value approximates cost basis.

(3)	Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of June 27, 2020 and September 28, 2019:

	As of
(in thousands)	June 27, 2020	September 28, 2019
Non-marketable equity securities (1)	$6,275	$5,000
Equity method investments	1,092	1,250
Total equity investments	$7,367	$6,250

(1)
On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the three and nine months ended June 27, 2020, there was no impairment or adjustment to the observable price.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended June 27, 2020.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of June 27, 2020 and September 28, 2019 was as follows:

	As of
	June 27, 2020		September 28, 2019
(in thousands)	Notional Amount	Fair Value (Liability) Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$37,383	$(284)	$33,834	$(597)
Total derivatives	$37,383	$(284)	$33,834	$(597)

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended June 27, 2020 and June 29, 2019 are as follows:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax (1)	$1,034	$(49)	$(340)	$39
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(384)	$(33)	$(653)	$(1,165)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as selling, general and administrative expense.

NOTE 8: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of June 27, 2020, one option to extend

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

the lease was recognized as a right-of-use ("ROU") asset, and a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheet as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are in included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheet. As of June 27, 2020, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended	Nine months ended
(in thousands)	June 27, 2020	June 27, 2020
Operating lease expense (1)	$(1,646)	$(5,030)

(1)	Operating lease expense includes short-term lease expense, which is immaterial for the three and nine months ended June 27, 2020.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

Nine months ended
(in thousands)	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,677

The following table shows the weighted-average lease terms and discount rates for operating leases:

As of
June 27, 2020
Operating leases:
Weighted-average remaining lease term (in years):	4.7
Weighted-average discount rate:	4.6%

Future lease payments, excluding short-term leases, as of June 27, 2020, are detailed as follows:

(in thousands)	Operating leases
Remainder of 2020	$1,658
2021	6,288
2022	5,635
2023	5,420
2024	2,985
Thereafter	4,385
Total minimum lease payments	26,371
Less: Interest	2,776
Present value of lease obligations	23,595
Less: Current portion	5,471
Long-term portion of lease obligations	$18,124

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
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 27, 2020, the outstanding amount under this facility was $3.2 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of June 27, 2020, there were no outstanding amounts under the Overdraft Facility.

NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash	$410	$428	$1,119	$1,291

Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 27, 2020, the Company repurchased a total of 1.0 million and 2.1 million shares of common stock under the Program at a cost of $22.4 million and $46.2 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of June 27, 2020, our remaining stock repurchase authorization under the Program was approximately $50.9 million.
On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022.
Dividends
On May 29, 2020, February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and nine months ended June 27, 2020 totaled $7.6 million and $22.8 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of June 27, 2020 and September 28, 2019:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of
(in thousands)	June 27, 2020	September 28, 2019
Loss from foreign currency translation adjustments	$(5,321)	$(7,745)
Unrecognized actuarial loss on pension plan, net of tax	(1,669)	(1,598)
Unrealized loss on hedging	(284)	(597)
Accumulated other comprehensive loss	$(7,274)	$(9,940)

Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of June 27, 2020, 3.4 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended June 27, 2020 and June 29, 2019 was based upon awards ultimately expected to vest, with forfeitures accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(shares in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Time-based RSUs	13	2	490	521
Relative TSR PSUs	5	1	163	166
Special/Growth PSUs	2	1	75	56
Common stock	9	10	26	28
Equity-based compensation in shares	29	14	754	771

The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended June 27, 2020 and June 29, 2019:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of sales	$182	$161	$597	$471
Selling, general and administrative	2,676	2,616	8,106	7,871
Research and development	867	820	2,353	2,430
Total equity-based compensation expense	$3,725	$3,597	$11,056	$10,772

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Time-based RSUs	$2,366	$2,182	$7,130	$6,455
Relative TSR PSUs	908	1,020	2,210	3,213
Special/Growth PSUs	266	173	1,087	492
Common stock	185	222	629	612
Total equity-based compensation expense	$3,725	$3,597	$11,056	$10,772

NOTE 11: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended June 27, 2020, and June 29, 2019, the service revenue is not material. Please refer to Note 1: Basis of Presentation - Revenue Recognition, for disclosure on the Company's revenue recognition and Note 14: Segment Information for disclosure of revenue by reportable segment and disaggregated revenue.
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
The following table shows the changes in contract liability balances during the three and nine months ended June 27, 2020 and March 30, 2019:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Contract liabilities, beginning of period	$10,358	$581	$1,896	$997
Revenue recognized	(13,401)	(1,392)	(19,218)	(6,909)
Additions	5,245	1,806	19,524	6,907
Contract liabilities, end of period	$2,202	$995	$2,202	$995

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended
(in thousands, except per share data)	June 27, 2020		June 29, 2019
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$11,151	$11,151	$1,287	$1,287
DENOMINATOR:
Weighted average shares outstanding - Basic	62,313	62,313	64,683	64,683
Dilutive effect of Equity Plans		520		748
Weighted average shares outstanding - Diluted		62,833		65,431
EPS:
Net income per share - Basic	$0.18	$0.18	$0.02	$0.02
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.18		$0.02

	Nine months ended
(in thousands, except per share data)	June 27, 2020		June 29, 2019
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$36,516	$36,516	$5,249	$5,249
DENOMINATOR:
Weighted average shares outstanding - Basic	63,200	63,200	65,914	65,914
Dilutive effect of Equity Plans		555		683
Weighted average shares outstanding - Diluted		63,755		66,597
EPS:
Net income per share - Basic	$0.58	$0.58	$0.08	$0.08
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$0.57		$0.08

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Provision for income taxes	$690	$3,864	$3,985	$19,106
Effective tax rate	5.8%	75.0%	9.8%	78.2%

The decrease in provision for income taxes and in the effective tax rate for the three months ended June 27, 2020 as compared to the three months ended June 29, 2019 is primarily related to reversal of valuation allowances recorded against certain tax credits and loss carryforwards due to an increase in profitability in the corresponding jurisdictions in fiscal 2020. The decrease in provision for income taxes and the effective tax rate for the nine months ended June 27, 2020 as compared to the nine months ended June 29, 2019 is primarily related to reversal of valuation allowances recorded against certain tax credits and loss carryforwards due to an increase in profitability in the corresponding jurisdictions in fiscal 2020 and $10.2 million of provision for income taxes recorded

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

in the first and second quarter of fiscal 2019 as an adjustment to the U.S. one-time transition tax resulting from the enactment of the TCJA.
For the nine months ended June 27, 2020, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to tax benefits from foreign income earned in lower tax jurisdictions, tax incentives, and tax credits, partially offset by the foreign minimum tax, deemed dividends, valuation allowances recorded against certain loss carryforwards, foreign withholding taxes, and tax liabilities from foreign operations.

NOTE 14: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and to assess performance. The Company's Chief Executive Officer is the Company's CODM. The CODM does not review discrete asset information. The Company operates two reportable segments consisting of: (i) Capital Equipment; and (ii) Aftermarket Products and Services ("APS").
The following table reflects operating information by segment for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenue:
Capital Equipment	$111,436	$89,860	$326,982	$286,364
APS	39,014	37,249	118,506	113,861
Net revenue	150,450	127,109	445,488	400,225
Income/(loss) from operations:
Capital Equipment	1,045	(6,449)	7,815	(10,563)
APS	9,926	8,276	27,646	24,480
Income from operations	$10,971	$1,827	$35,461	$13,917

We have considered (1) information that is regularly reviewed by our CODM as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) other financial data, including information that we include in our earnings releases but which is not included in our financial statements, to disaggregate revenues by end markets served. The principal category we use to disaggregate revenues is by the end markets served in the Capital Equipment segment.
The following table reflects net revenue by Capital Equipment end markets served for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
General Semiconductor	$51,103	$50,040	$168,937	$120,694
Automotive & Industrial	8,135	16,259	46,906	61,735
LED	36,135	15,194	58,193	39,730
Memory	5,618	2,501	25,471	41,813
Advanced Packaging	10,445	5,866	27,475	22,392
Total Capital Equipment revenue	$111,436	$89,860	$326,982	$286,364

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended June 27, 2020 and June 29, 2019.

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Capital expenditures:
Capital Equipment	$1,329	$646	$3,215	$4,118
APS	2,122	1,490	5,335	5,194
	$3,451	$2,136	$8,550	$9,312

Depreciation expense:
Capital Equipment	$1,713	$1,800	$4,747	$5,540
APS	1,542	1,352	4,399	3,872
	$3,255	$3,152	$9,146	$9,412

Amortization expense:
Capital Equipment	$973	$989	$2,925	$2,999
APS	841	854	2,526	2,590
	$1,814	$1,843	$5,451	$5,589

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
The following table reflects the reserve for warranty activity for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Nine months ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Reserve for warranty, beginning of period	$14,368	$13,885	$14,185	$14,475
Provision for warranty	3,331	3,143	9,749	8,874
Utilization of reserve	(3,189)	(3,073)	(9,424)	(9,394)
Reserve for warranty, end of period	$14,510	$13,955	$14,510	$13,955

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of June 27, 2020:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	2024	thereafter
Inventory purchase obligation (1)	$125,803	$125,803	$—	$—	$—	$—	$—

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable, however, some orders impose varying penalties and charges in the event of cancellation.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended June 27, 2020 and June 29, 2019:

	Nine months ended
	June 27, 2020	June 29, 2019
Micron Technology, Inc.	*	10.9%

* Represented less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 27, 2020 and June 29, 2019:

	As of
	June 27, 2020	June 29, 2019
Xinye (HK) Electronics. Co (1)	14.9%	*
Haoseng Industrial Company Limited (1)	13.1%	*
Super Power International (1)	*	15.8%
Forehope Electronic (Ningbo) Co Ltd	*	14.4%
Micron Technology, Inc.	*	10.2%

(1)	Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 16: SUBSEQUENT EVENTS
On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including the economic and public health effects, and of governmental and other responses to these impacts;

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball bonder, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spare parts and services.
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

The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of June 27, 2020, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 93.9% and 93.2% of our net revenue for the three months ended June 27, 2020 and June 29, 2019, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.3% and 49.0% of our net revenue for the three months ended June 27, 2020 and June 29, 2019, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S.
Similarly, approximately 93.5% and 93.6% of our net revenue for the nine months ended June 27, 2020 and June 29, 2019, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 54.6% and 42.1% of our net revenue for the nine months ended June 27, 2020 and June 29, 2019, respectively, was for shipments to customers located in China.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed below, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive market with a resulting softening demand. While the Company anticipates long-term growth in semiconductor consumption, the adverse impacts on demand, which began in the fourth quarter of fiscal 2018, may continue through fiscal 2020 and beyond.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of June 27, 2020, our total cash, cash equivalents and short-term investments, net of short-term borrowings, were $515.8 million, a $16.5 million decrease from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.

Key Events in Fiscal 2020
Trade Restriction and Emerging Regulation
On April 28, 2020, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) issued new rules that will require increased investigation of our customers’ end users in China. Further, on May 15, 2020, BIS announced new Export Administration Regulations (“EAR”) specifically applicable to Huawei Technologies Co., Ltd. and its affiliates. We have assessed the potential impact of the new BIS rules and EAR, and do not believe that they will have a material direct impact on our business, financial condition or results of operations. For additional information, please see Part II Item 1A. Risk Factors - We are subject to export restrictions that may limit our ability to sell to certain customers.
COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions. As these measures begin to be relaxed, in certain jurisdictions there has been a resurgence of illnesses, potentially leading to more severe restrictions in the future.
In response to the pandemic, we have temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan ("BCP"), which measures have disrupted how we operate our business. While we are currently operating at nearly full capacity in all of our manufacturing locations, work-from-home practices were instituted across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position. As certain countries begin to relax the measures, we have restarted certain activities, such as our research & development, in accordance with local guidelines.
We have not experienced significant delays in customer deliveries, but our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions. Demand for many of our products was consistent with our expectations for our third quarter of fiscal 2020, but we are seeing a lower projected demand in the automotive end market, which particularly impacts near-term demand for our wedge bonders. We believe the semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector is expected to see significant short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. For fiscal 2020, we have received a $3.2 million COVID-19 related grant from the Singapore government as well as other measures including rental rebates and social insurance exemption, which are not material to our operating results.
Based on our current evaluation, the pandemic has not had a material impact on our financial condition and operating results in fiscal 2020. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. However, as this is a highly dynamic situation, and it is still developing rapidly, there is uncertainty on our business, and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For other information, please see our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 Part II Item 1A. Risk Factors - The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change
Net revenue	$150,450	$127,109	$23,341	18.4%
Cost of sales	81,027	68,329	12,698	18.6%
Gross profit	69,423	58,780	10,643	18.1%
Selling, general and administrative	27,905	28,724	(819)	(2.9)%
Research and development	30,547	28,229	2,318	8.2%
Operating expenses	58,452	56,953	1,499	2.6%
Income from operations	$10,971	$1,827	$9,144	500.5%

	Nine months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change
Net revenue	$445,488	$400,225	$45,263	11.3%
Cost of sales	236,398	211,073	25,325	12.0%
Gross profit	209,090	189,152	19,938	10.5%
Selling, general and administrative	85,723	87,626	(1,903)	(2.2)%
Research and development	87,906	87,609	297	0.3%
Operating expenses	173,629	175,235	(1,606)	(0.9)%
Income from operations	$35,461	$13,917	$21,544	154.8%
Net Revenue
Our net revenues for the three and nine months ended June 27, 2020 increased as compared to our net revenues for the three and nine months ended June 29, 2019. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following tables reflect net revenue by business segment for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended
(dollar amounts in thousands)	June 27, 2020		June 29, 2019		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$111,436	74.1%	$89,860	70.7%	$21,576	24.0%
APS	39,014	25.9%	37,249	29.3%	1,765	4.7%
Total net revenue	$150,450	100.0%	$127,109	100.0%	$23,341	18.4%

	Nine months ended
(dollar amounts in thousands)	June 27, 2020		June 29, 2019		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$326,982	73.4%	$286,364	71.6%	$40,618	14.2%
APS	118,506	26.6%	113,861	28.4%	4,645	4.1%
Total net revenue	$445,488	100.0%	$400,225	100.0%	$45,263	11.3%
Capital Equipment

For the three months ended June 27, 2020, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by the growing demand in the LED end market for LED and mini-LED applications, and in the general semiconductor end market for consumer applications. This increased demand was partially offset by lower demand in automotive markets and unfavorable price variance due to less favorable customer and product mix.
For the nine months ended June 27, 2020, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by growing demand in the general semiconductor market for consumer applications and telecommunication infrastructure renewal for 5G buildout and in the LED end market due to adoption of emerging mini-LED backlighting displays. These were partially offset by lower demand in the memory and automotive end markets and unfavorable price variance due to less favorable customer and product mix.
APS
For the three and nine months ended June 27, 2020, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares and services. This was partially offset by a price reduction in our bonding tools business.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended		Basis Point
	June 27, 2020	June 29, 2019	Change
Capital Equipment	41.8%	42.4%	(60)
APS	58.6%	55.4%	320
Total gross profit margin	46.1%	46.2%	(10)

	Nine months ended		Basis Point
	June 27, 2020	June 29, 2019	Change
Capital Equipment	43.4%	43.6%	(20)
APS	56.6%	56.4%	20
Total gross profit margin	46.9%	47.3%	(40)
Capital Equipment
For the three months ended June 27, 2020, the lower Capital Equipment gross profit margin as compared to the prior year period was primarily driven by less favorable product mix. The less favorable product mix was due to higher sales of lower margin LED bonders.
For the nine months ended June 27, 2020, the Capital Equipment gross profit margin was generally consistent with the prior year period.
APS
For the three months ended June 27, 2020, the higher APS gross profit margin as compared to the prior year period was primarily driven by better absorption from higher production volume.
For the nine months ended June 27, 2020, the APS gross profit margin was generally consistent with the prior year period.
Income from Operations
For the three and nine months ended June 27, 2020, the higher income from operations as compared to the prior year period was primarily due to higher contribution from Capital Equipment as a result of increased Capital Equipment revenue, as discussed above.
The following tables reflect income from operations by business segment for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change
Capital Equipment	$1,045	$(6,449)	$7,494	116.2%
APS	9,926	8,276	1,650	19.9%
Total income from operations	$10,971	$1,827	$9,144	500.5%

	Nine months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change
Capital Equipment	$7,815	$(10,563)	$18,378	174.0%
APS	27,646	24,480	3,166	12.9%
Total income from operations	$35,461	$13,917	$21,544	154.8%
Capital Equipment
For the three and nine months ended June 27, 2020, the higher Capital Equipment income from operations as compared to the prior year period was primarily due to higher volume as explained under 'Net Revenue' above.
APS
For the three and nine months ended June 27, 2020, the higher APS income from operations as compared to the prior year period was primarily due to higher volume as explained under 'Net Revenue' above.
Operating Expenses
The following tables reflect operating expenses for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Selling, general & administrative	$27,905	$28,724	$(819)	(2.9)%
Research & development	30,547	28,229	2,318	8.2%
Total	$58,452	$56,953	$1,499	2.6%

	Nine months ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Selling, general & administrative	$85,723	$87,626	$(1,903)	(2.2)%
Research & development	87,906	87,609	297	0.3%
Total	$173,629	$175,235	$(1,606)	(0.9)%
Selling, General and Administrative (“SG&A”)
For the three months ended June 27, 2020, the lower SG&A expense as compared to the prior year period was primarily due to a $3.2 million COVID-19 related grant received from the Singapore government. This was partially offset by $1.4 million higher net unfavorable variance in foreign exchange and $0.9 million in higher staff costs related to an increase in incentive compensation as a result of the stronger current fiscal quarter performance.
For the nine months ended June 27, 2020, the lower SG&A expense as compared to the prior year period was primarily due to a $3.2 million COVID-19 related grant received from the Singapore government, a $1.4 million net favorable variance in foreign exchange and $0.4 million lower severance. These were partially offset by $1.4 million in higher staff costs related to an increase in incentive compensation as a result of the stronger performance in the current period, a $1.1 million higher net unfavorable change in doubtful debt accounts and $0.9 million lower restructuring expenses in the prior year period.
Research and Development (“R&D”)
For the three and nine months ended June 27, 2020, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in incentive compensation as a result of the stronger performance in the current period and higher spending on professional fees.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change
Interest income	$1,374	$3,956	$(2,582)	(65.3)%
Interest expense	$(446)	$(632)	$186	(29.4)%

	Nine months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change
Interest income	$6,888	$11,647	$(4,759)	(40.9)%
Interest expense	$(1,690)	$(1,137)	$(553)	48.6%
Interest income
For the three and nine months ended June 27, 2020, the lower interest income as compared to the prior year period was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments.
Interest expense
For the three months ended June 27, 2020, the lower interest expense as compared to prior year period was primarily due to lower weighted average interest rate on the short-term debt (Refer to Note 9 of Item 1) and absence of interest expense related to the financing obligation for our corporate headquarters. The financing obligation was derecognized pursuant to the transition guidance provided in ASC 842, which was adopted at the beginning of the current fiscal year.
For the nine months ended June 27, 2020, the higher interest expense as compared to prior year period was primarily due to higher average short-term debt and partially offset by lower interest rate on the short-term debt and absence of interest expense related to the financing obligation relating to our corporate headquarters as discussed above.

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 27, 2020 and June 29, 2019:

	Three months ended			Nine months ended
(dollar amounts in thousands)	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	Change
Provision for income taxes	$690	$3,864	$(3,174)	$3,985	$19,106	$(15,121)
Effective tax rate	5.8%	75.0%	(69.2)%	9.8%	78.2%	(68.4)%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and nine months ended June 27, 2020 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of June 27, 2020 and September 28, 2019:

	As of
(dollar amounts in thousands)	June 27, 2020	September 28, 2019	$ Change
Cash and cash equivalents	$321,775	$364,184	$(42,409)
Short-term investments	194,000	229,000	(35,000)
Total cash, cash equivalents, and short-term investments	$515,775	$593,184	$(77,409)
Percentage of total assets	50.1%	54.9%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the nine months ended June 27, 2020 and June 29, 2019:

	Nine months ended
(in thousands)	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$62,681	$83,181
Net cash provided by investing activities	25,863	30,374
Net cash used in financing activities	(130,618)	(38,751)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(335)	60
Changes in cash, cash equivalents and restricted cash	$(42,409)	$74,864
Cash, cash equivalents and restricted cash, beginning of period	364,184	321,148
Cash, cash equivalents and restricted cash, end of period	$321,775	$396,012
Nine months ended June 27, 2020
Net cash provided by operating activities was primarily due to net income of $36.5 million and non-cash adjustments to net income of $31.8 million and partially offset by a decrease in net change in operating assets and liabilities of $5.7 million. The decrease in net change in operating assets and liabilities was primarily driven by an increase in inventory of $28.0 million, and a decrease in income tax payable of $5.4 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $25.9 million, and a decrease in prepaid expenses and other current assets of $1.7 million .
The increase in inventory was due to higher manufacturing activities during the third quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019 in anticipation of higher demand in subsequent periods. The decrease in income tax payable was mainly due to payment. The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases, and higher accruals on incentive compensation and other bonuses in the third quarter of fiscal 2020.
Net cash provided by investing activities was due to net redemption of short-term investments of $35.0 million to repay the short-term debt. This was partially offset by capital expenditures of $7.8 million and an equity investment of $1.3 million.

Net cash used in financing activities was primarily due to a net repayment of short-term debt of $60.9 million, common stock repurchases of $46.9 million and dividend payments of $22.8 million.
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
Fiscal 2020 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2020 capital expenditures to be between $12.0 million and $14.0 million, of which approximately $8.6 million has been incurred through the third quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions, including the impact from the COVID-19 pandemic, financial, business and other factors, some of which are beyond our control.
As of June 27, 2020 and September 28, 2019, approximately $457.3 million and $591.3 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, and are expected to be available for use in the U.S. without incurring additional income tax.
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
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
In this unprecedented environment, as a result of the COVID-19 pandemic or for other reasons, we may seek, as we believe appropriate, additional debt or equity financing that would provide capital for general corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 27, 2020, the Company repurchased a total of 1.0 million and 2.1 million shares of common stock under the Program at a cost of $22.4 million and $46.2 million, respectively. As of June 27, 2020, our remaining stock repurchase authorization under the Program was approximately $50.9 million.
On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022.
Dividends
On May 29, 2020, February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Dividends paid during the three and nine months ended June 27, 2020 totaled $7.6 million and $22.8 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of June 27, 2020, the Company has deferred tax liabilities of $34.5 million and unrecognized tax benefits within the income tax payable for uncertain tax positions of $12.8 million, inclusive of accrued interest on uncertain tax positions of $1.5 million, substantially all of which would affect our effective tax rate in the future, if recognized. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. These amounts are not included in the table below because given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the timing or financial outcomes of these examinations. When estimating its tax positions, the Company considers and evaluates numerous complex areas of taxation, such as transfer pricing methodologies, which may require periodic adjustments and which may not reflect the final tax liabilities.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of June 27, 2020:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$125,803	$125,803	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	67,161	5,676	12,944	28,316	20,225
Asset retirement obligations (3) (reflected on our Consolidated Condensed Balance Sheets)	1,728	291	159	1,143	135
Total	$194,692	$131,770	$13,103	$29,459	$20,360

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)	Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.

(3)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 27, 2020, the outstanding amount under this facility was $3.2 million.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary") or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of June 27, 2020, there were no outstanding amounts under the Overdraft Facility, representing a $115.6 million decrease from the quarter ended March 28, 2020.
As of June 27, 2020, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of June 27, 2020, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $37.4 million outstanding as of June 27, 2020.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2020 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 27, 2020 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1. - LEGAL PROCEEDINGS
From time to time, we may be a plaintiff or defendant in cases arising out of our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of these matters will have a material adverse effect on our business, financial condition or operating results. There are currently no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
The following risk factor should be considered in conjunction with the other risk factors disclosed under Item 1A. Risk Factors disclosed in Part I of the Annual Report and our Quarterly Reports on Form 10-Q filed thereafter. These factors could materially and adversely affect the company’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
We are subject to export restrictions that may limit our ability to sell to certain customers.
Though the majority of our manufacturing activities take place outside of the U.S., certain of our advanced packaging products are subject to the U.S. Export Administration Regulations (“EAR”) because they are based on U.S. technology or contain more than a de minimis amount of controlled U.S. content. The EAR require licenses for, and sometimes prohibit, the export of certain products. The Commerce Control List (“CCL”) sets forth the types of goods and services controlled by the EAR, including civilian science, technology, and engineering dual use items. For products listed on the CCL, a license may be required as a condition to export depending on the end destination, end use or end user and any applicable license exceptions.
On April 28, 2020, the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) issued two new final rules amending the EAR. Among other things, these rules (i) remove license exceptions regarding certain national security-controlled items for civil end uses in countries that are of national security concern, and (ii) expand license requirements for products with military end uses in China, Russia or Venezuela. We have assessed the potential impact of these new rules, and concluded that they are not expected to have a material impact on our business, financial condition or results of operations.
On May 15, 2020, the BIS amended the EAR to expand controls on certain foreign products based on U.S. technology and sold to Huawei Technologies Co., Ltd. or its affiliates (collectively, “Huawei”) and certain other companies. This amendment impacts some of our advanced packaging products, which are based on U.S. technology and are within the scope of the expanded EAR controls on Huawei. Therefore, these products cannot be sold to Huawei, and are subject to certain end-use restrictions. We do not believe that this amendment to the EAR will have a material direct impact on our business, financial condition or results of operations, but it could have indirect impacts, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. Approximately 46.7% of our net revenue for fiscal 2019 was for shipments to customers located in China. Additionally, some end users may prefer to avoid the U.S. supply chain to avoid the application of these regulations.
Future changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, and therefore could have a material adverse effect on our business, financial condition or results of operations.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended June 27, 2020 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2020 to April 25, 2020	495	$22.06	495	$62.3
April 26, 2020 to May 30, 2020	304	$22.32	304	$55.6
May 31, 2020 to June 27, 2020	205	$22.68	205	$50.9
For the three months ended June 27, 2020	1,004		1,004

(1)
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company's common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. -     EXHIBITS

Exhibit No.	Description

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2
The Company's Amended and Restated By-Laws, dated October 22, 2015, are incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated October 22, 2015, SEC file number 000-00121.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: July 30, 2020	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2
The Company's Amended and Restated By-Laws, dated October 22, 2015, are incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated October 22, 2015, SEC file number 000-00121.

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