Form 10-K
period 2020-10-03
KULICKE & SOFFA INDUSTRIES INC
filed 2020-11-20
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 28, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,315.4 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of November 16, 2020, there were 62,029,334 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed on or about January 13, 2021 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2020 Annual Report on Form 10-K
October 3, 2020

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including the economic and public health effects, and of governmental and other responses to these impacts;
•projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and
•projected demand for ball bonder, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spare parts and services.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (the “Annual Report” or "Form 10-K") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Annual Report.
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
K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 23A Serangoon North Avenue 5, #01-01, Singapore 554369 and our telephone number in the United States is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor's own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC's website at www.sec.gov.
Our year end for each of fiscal 2020, 2019 and 2018 was October 3, 2020, September 28, 2019, and September 29, 2018, respectively.

Key Events in Fiscal 2020
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
We have not experienced significant delays in customer deliveries, but our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions. Demand for many of our products was consistent with our expectations for our fourth quarter of fiscal 2020, but we are seeing a lower projected demand in the automotive end market, which particularly impacts near-term demand for our wedge bonders. We believe the semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector is expected to see significant short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. For fiscal 2020, we have received a $4.5 million COVID-19 related grant from the Singapore government as well as other measures including rental rebates and social insurance exemption, which are not material to our operating results.
Based on our current evaluation, the pandemic has not had a material impact on our financial condition and operating results in fiscal 2020. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. However, as this is a highly dynamic situation, and it is still developing rapidly, there is uncertainty surrounding our business, and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For other information, please see Part II Item 1A. Risk Factors - The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
Trade Restriction and Emerging Regulation
In 2020, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) announced new Export Administration Regulations (“EAR”) specifically applicable to Huawei Technologies Co., Ltd. and its affiliates (collectively, "Huawei"). We have assessed the potential impact of the new BIS rules and EAR, and do not believe that they will have a material direct impact on our business, financial condition or results of operations, but they could have indirect impacts, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. For additional information, please see Part II Item 1A. Risk Factors - We are subject to export restrictions that may limit our ability to sell to certain customers and the U.S.-China trade war could adversely affect our business.
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company's existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the fiscal year ended October 3, 2020, the

Company repurchased a total of approximately 2.5 million shares of common stock at a cost of approximately $55.0 million. As of October 3, 2020, our remaining share repurchase authorization under the Program was approximately $142.1 million.
Dividends
On August 26, 2020, May 29, 2020, February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended October 3, 2020, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 94.2% and 93.3% of our net revenue for fiscal 2020 and 2019, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 51.6% and 46.7% of our net revenue for fiscal 2020 and 2019, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S.
The U.S. and several other countries have levied tariffs on certain goods, and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed above, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive market with a resulting softening demand. While the Company anticipates long-term growth in semiconductor consumption, the adverse impacts on demand, which began in the fourth quarter of fiscal 2018, has continued through, and may continue beyond, fiscal 2020.
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
Our Aftermarket Products and Services ("APS") segment has historically been less volatile than our Capital Equipment segment. The APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 3, 2020, our total cash, cash equivalents and short-term investments, net of short-term borrowings, were $530.1 million, a $2.2 million decrease from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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
During fiscal 2019, we entered into a new market, miniLED for display backlighting and direct emitting display, with the launch of PIXALUXTM. The PIXALUXTM is a high-speed die placement equipment, and one of the most mass production ready solutions for miniLED placement in the market. MiniLEDs are used in TV, IT display, large display, signage display, consumer display and automotive markets. The usage of miniLEDs is expected to grow significantly over the next few years, followed by microLED adoption. We intend to leverage the momentum we already have with PIXALUXTM to continue to innovate and provide solutions to the industry to meet the challenges of packaging and assembling the next-generation of electronic devices.
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
Customers
Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends. There was no customer with sales representing more than 10% of net revenue in fiscal 2020.
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2020		Fiscal 2019		Fiscal 2018
1	Forehope Electronic Co., Ltd	1	Super Power International Ltd (2)	1	Haoseng Industrial Co., Ltd. (1)(2)
2	Haoseng Industrial Co., Ltd. (2)	2	Micron Technology, Inc.	2	ASE Industrial Holding (3)
3	ASE Industrial Holding (3)	3	First Technology China, Ltd. (2)	3	Super Power International Ltd (2)
4	Xinye Electronics Co. (2)	4	ASE Industrial Holding (3)	4	Micron Technology Inc.
5	Regent Manner Limited	5	Xinye Electronics Co. (2)	5	First Technology China, Ltd. (2)
6	First Technology China Ltd (2)	6	Forehope Electronic Co., Ltd	6	Tesla, Inc.
7	Matfron Semiconductor Technology Co. Ltd (2)	7	Infineon Technologies	7	Samsung
8	Tesla, Inc.	8	ST Microelectronics	8	Texas Instruments, Inc.
9	Micron Technology, Inc.	9	On Semiconductor	9	Xinye Electronics Co. (2)
10	ST Microelectronics	10	Haoseng Industrial Co., Ltd. (2)	10	Infineon Technologies
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
The following table reflects our backlog as of October 3, 2020 and September 28, 2019:

	As of
(in thousands)	October 3, 2020	September 28, 2019
Backlog	$127,924	$104,711
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
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant tools competitors are PECO, Disco Corporation, Small Precision Tools and CCTC.
In each of the markets we serve, we face competition and the threat of competition from established competitors and potential new entrants, some of which may have greater financial, engineering, manufacturing, and marketing resources.
Environmental and Other Regulatory Matters
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
We have incurred in the past, and expect in the future to incur, costs to comply with environmental laws. We are not, however, currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third-party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.
Though the majority of our manufacturing activities take place outside of the U.S., certain of our advanced packaging products are subject to the EAR because they are based on U.S. technology or contain more than a de minimis amount of controlled U.S. content. The EAR require licenses for, and sometimes prohibit, the export of certain products. The Commerce Control List (“CCL”) sets forth the types of goods and services controlled by the EAR, including civilian science, technology, and engineering dual use items. For products listed on the CCL, a license may be required as a condition to export depending on the end destination, end use or end user and any applicable license exceptions.
Our business is subject to various other regulations typical of businesses of our type in the jurisdictions in which we operate.
Business Continuity Management Plan
We have developed and implemented a global Business Continuity Management Plan ("BCP") for our business operations. The BCP is designed to facilitate the prompt resumption of our business operations and functions arising from an event which impacts or potentially impacts our business operations.  As the scale, timing, and impact of disasters and disruptions are unpredictable, the Plan has been designed to be flexible in responding to actual events as they occur.  The Plan provides a structured framework for safeguarding our employees and property, making a financial and operational assessment, protecting our books and records, perpetuating critical business functions, and enabling the continuation of customer transactions.
Human Capital
As of October 3, 2020, we had 2,544 regular full-time employees and 292 temporary workers worldwide.
We are committed to providing a safe and healthy workplace and a diverse and collaborative environment rich in opportunities to enable our employees to grow both professionally and personally in their careers within the organization. We are also committed to treating employees with dignity and respect. Diversity is important at K&S and we believe that the combined knowledge and diverse views across our global locations strengthens our competitive edge. We value different backgrounds and celebrate unique perspectives.

At K&S, our regional Human Resource (HR) managers support the local leaders and managers, ensuring that our employment and labor practices adhere to regional and local regulations. We continually review these policies and benchmark them against market peers to implement leading practices on recruitment, onboarding and employee development. Our HR function also includes centers of excellence in Talent Management, Talent Acquisition, HR Management Information System and Compensation, ensuring best practices in these important areas. Through our HR practices, we aim to foster an inclusive workplace, to attract the best talent and to support our employees in reaching their full potential within the organization.
To ensure fair and equitable pay for all employees, we participate in several globally recognized compensation surveys annually. The survey organizations pool our data together with all the responding companies to determine market relevant pay ranges for all our positions. The Company also strives to ensure that our employee benefits are compliant in the cities, states and countries in which we operate, while annual benefits benchmarking ensures that our benefits are attractive in the markets where we compete for talent.
We believe in investing in our employees’ professional growth by encouraging them to continually develop their functional and leadership skills and to obtain different experiences as they progress along their career paths through the Company. At K&S, we have adopted the 70/20/10 learning model as our development framework to encourage our employees to participate actively in technical and soft skill training programs, learn through peer coaching and mentoring, and develop professionally through various stretch assignments and projects.
We maintain an open-door policy and provide multiple avenues for employees to voice their concerns and raise suggestions. Every two to three years, we conduct a global employee engagement survey, the Voice of K&S, to gather feedback from all our employees. Employees may also report any grievances through the global Whistleblower Hotline. Employees also have access to local HR representatives and the Global Vice President of HR.

Item 1A. RISK FACTORS
Semiconductor Industry and Macroeconomic Risks
Our operating results and financial condition could be adversely impacted by volatile worldwide economic conditions.
Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including mobile devices, personal computers, consumer electronics, telecommunications equipment, automotive components and other industrial products. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic, industry-wide volatility will persist.
The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
A strain of Coronavirus ("COVID-19"), which was first detected in Wuhan, China in December 2019, had rapidly spread across China and across the globe, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. As a result of the COVID-19 pandemic, many countries have suspended travel to and from affected countries and imposed quarantines.
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered many equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions. As these measures begin to be relaxed, in certain jurisdictions there has been a resurgence of illnesses, potentially leading to more severe restrictions in the future.
In response to the pandemic, we temporarily closed certain offices in the United States, Europe and Asia as well as executed our BCP, which measures have disrupted how we operate our business. While we are currently operating at full capacity in all of our manufacturing locations, work-from-home practices were instituted across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, but may include the following:
•a decrease in short-term and/or long-term demand for our products resulting from widespread business shutdowns and slowdowns, quarantines, travel and logistics restrictions and other actions taken by governments, businesses, and the general public in an effort to limit exposure to and spread of COVID-19;
•negative impacts to our operations, technology development, new product introduction and customer qualifications resulting from our efforts to mitigate the impact of COVID-19 through execution of our BCP;
•disruptions to our supply chain, including materials, equipment, engineering support and services, due to efforts to contain the spread of COVID-19;
•more difficult and more expensive travel and transportation of our supplies and products, ultimately affecting the sales of our products;
•increased volatility in the semiconductor industry due to heightened uncertainty, including our inability to keep pace relative to our competitors during a post-COVID-19 market recovery should that occur; and
•reduced sales volume to or loss of significant customers, or cancellation, delay or reduction of backlogged customer orders.
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
Our net revenue and profitability are based on our customers' anticipated sales. Reductions or other fluctuations in their spending as a result of uncertain conditions in the macroeconomic environment, including from government, economic or fiscal instability, global health crisis and pandemics, restricted global credit conditions, reduced demand, unbalanced inventory levels, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our net revenue and profitability. Our profitability can be affected because we incur a certain amount of fixed costs that we cannot modulate up and down to meet increases or decreases in demand. The impact of general economic slowdowns could make our customers cautious and delay orders until the economic environment becomes clearer.
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
We typically operate our business with limited visibility of future demand. We do not have long-term contracts with many of our customers. As a result, demand for our products in future periods is difficult to predict and we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand. We have in the past failed, and may again in the future fail, to accurately forecast demand for our products. This has led to, and may in the future lead to, delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results may be materially and adversely affected.
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
Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:
•market downturns;
•industry inventory levels;
•the mix of products we sell because, for example:
◦certain lines of equipment within our business segments are more profitable than others; and
◦some sales arrangements have higher gross margins than others;
•canceled or deferred orders;
•seasonality;
•competitive pricing pressures may force us to reduce prices;
•higher than anticipated costs of development or production of new equipment models;
•the availability and cost of the components for our products;
•delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;
•customers' delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and
•our competitors' introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them even during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results as we continue to make these expenditures. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which could be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:
•timing and extent of our research and development efforts;
•severance, restructuring, and other costs of relocating facilities;
•inventory write-offs due to obsolescence or other causes; and
•an increase in the cost of labor or materials.
Because our net revenue and operating results are volatile and difficult to predict, we believe consecutive period-to-period or year-over-year comparisons of our operating results may not be a good indication of our future performance.
Competitive Risks
Our average selling prices usually decline over time and may continue to do so.
Typically, our average selling prices have declined over time due to continuous price pressure from our customers and competitive cost reductions in our industry’s supply chains. We seek to offset this decline by continually reducing our cost structure by consolidating operations in lower cost areas, reducing other operating costs, and by pursuing product strategies focused on product performance and customer service. These efforts may not be able to fully offset price declines; therefore, our financial condition and operating results may be materially and adversely affected. Developing new products can give us an opportunity to increase prices, so a failure to innovate is also a risk to pricing.
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

Geographic, Trade and Customer Risks

Substantially all of our sales, distribution channels and manufacturing operations are located outside of the U.S., which subjects us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Over 90% of our net revenue is for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated in China as a result of economic and industry conditions. Approximately 51.6%, 46.7% and 46.0% of our net revenue for fiscal 2020, 2019, and 2018, respectively, was for shipments to customers located in China.
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
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China, capillary blanks in Israel and China, and our corporate headquarters is in Singapore. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:
•stringent and frequently changing trade compliance regulations;
•less protective foreign intellectual property laws;
•longer payment cycles in foreign markets;
•foreign exchange restrictions and capital controls, monetary policies and regulatory requirements;
•restrictions or significant taxes on the repatriation of our assets, including cash;
•tariff and currency fluctuations;
•difficulties of staffing and managing dispersed international operations, including labor work stoppages and strikes in our factories or the factories of our suppliers;
•changes in our structure or tax incentive arrangements;
•possible disagreements with tax authorities;
•episodic events outside our control such as, for example, outbreaks of coronaviruses, influenza or other illnesses;
•natural disasters such as earthquakes, fires or floods;
•risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;
•act of terrorism that impact our operations, customers or supply chain or that target U.S. interests or U.S. companies;
•seizure of our foreign assets, including cash;

•changing political conditions; and
•legal systems which are less developed and may be less predictable than those in the U.S.
In addition, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in China.
Our international operations also depend on favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.
We are subject to export restrictions that may limit our ability to sell to certain customers and the U.S.-China trade war could adversely affect our business.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions that may impact our customers’ investment in manufacturing equipment, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in response. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, may limit our ability to produce products, increase our selling and/or manufacturing costs, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
Though nearly all of our manufacturing activities take place outside of the U.S., certain of our advanced packaging products are subject to the EAR because they are based on U.S. technology or contain more than a de minimis amount of controlled U.S. content. The EAR require licenses for, and sometimes prohibit, the export of certain products. The CCL sets forth the types of goods and services controlled by the EAR, including civilian science, technology, and engineering dual use items. For products listed on the CCL, a license may be required as a condition to export depending on the end destination, end use or end user and any applicable license exceptions.
In 2020, the BIS amended the EAR to expand controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies. This amendment impacts some of our advanced packaging products, which are based on U.S. technology and are within the scope of the expanded EAR controls on Huawei. Therefore, these products cannot be sold to Huawei, and are subject to certain end-use restrictions. We do not believe that this amendment to the EAR will have a material direct impact on our business, financial condition or results of operations, but it could have indirect impacts, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. Additionally, some end users may prefer to avoid the U.S. supply chain to avoid the application of these regulations.
Future changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, and therefore could have a material adverse effect on our business, financial condition or results of operations.
Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. There was no customer with sales representing more than 10% of net revenue in fiscal 2020. Sales to our ten largest customers comprised 50.0% and 53.8% of our net revenue for fiscal 2020 and fiscal 2019, respectively.
We expect a small number of customers will continue to account for a high percentage of our net revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. We may also make commitments from time-to-time to our customers regarding minimum volumes and performance standards, and if we are unable to meet those commitments, we may incur liabilities to our customers. If we lose orders from a significant customer, if a significant customer reduces its orders substantially, or if we incur liabilities for not meeting customer commitments, these losses, reductions or liabilities may materially and adversely affect our business, financial condition and operating results.
We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.
We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. The semiconductor industry is occasionally subject to double-booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro-economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on our levels of inventory, revenues and profitability. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand.
Human Capital Risks
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
Our business depends on attracting and retaining management, sales and technical employees as well as on the succession of senior management.
Our future success depends on our ability to hire and retain qualified management, sales, finance, accounting and technical employees, including senior management. Experienced personnel with the relevant and necessary skill sets in our industry are in high demand and competition for their talents is intense, especially in Asia, where most of the Company’s key personnel are located. If we are unable to continue to attract and retain the managerial, marketing, finance, accounting and technical personnel we require, our business, financial condition and operating results may be materially and adversely affected.
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
Product Risks
Alternative packaging technologies may render some of our products obsolete and materially and adversely affect our overall business and financial results.
Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional wire bonding. These technologies include flip chip and wafer-level packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies which do not employ our products. If a significant shift to alternative packaging technologies or to another technology not offered by us were to occur, demand for our equipment and related packaging materials may be materially and adversely affected. Given that a majority of our revenue comes from wire bonding, a reduced demand for our wire bonding equipment could materially and adversely affect our financial results.

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
Costs of product defects and errata (deviations from product specifications) due to, for example, problems in our design and manufacturing processes, or those of our suppliers, could include:
•incurring warranty expenses;
•writing off the value of inventory;
•disposing of products that cannot be fixed;
•retrofitting products that have been shipped;
•providing product replacements or modifications; and
•defending against litigation.
These costs could be large and may increase expenses and lower our operating profits. Our reputation with customers or end users could be damaged as a result of product defects and errata, and product demand could be reduced. These factors could harm our business and financial results.
Operations and Supply Chain Risks
We may not be able to continue to consolidate manufacturing and other facilities or entities without incurring unanticipated costs and disruptions to our business.
As part of our ongoing efforts to drive further efficiency, we may consolidate our manufacturing and other facilities or entities. Should we consolidate, we may experience unanticipated events, including the actions of governments, suppliers, employees or customers, which may result in unanticipated costs and disruptions to our business. We may also incur restructuring charges, severance costs, asset impairments and other effects that could negatively impact our financial condition and results of operations.
We depend on our suppliers, including sole source suppliers, for critical raw materials, components and subassemblies. If our suppliers do not deliver their products to us, or deliver non-compliant or defective products, we would be unable to deliver our products to our customers.
Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for certain key technology parts and raw materials. As a result, we are exposed to a number of significant risks, including:
•decreased control over the manufacturing process for components and subassemblies;
•changes in our manufacturing processes in response to changes in the market, which may delay our shipments;

•our inadvertent use of defective or contaminated raw materials;
•the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;
•restrictions on our ability to rely on suppliers due to changes in trade regulation;
•the inability of suppliers to meet customer demand requirements during volatile cycles;
•reliability or quality issues with certain key subassemblies provided by single source suppliers as to which we may not have any short-term alternative;
•shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including health pandemics, regional or localized stay-at-home orders, work stoppage or fire, earthquake, flooding or other natural disasters;
•delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;
•loss of suppliers as a result of consolidation of suppliers in the industry; and
•loss of suppliers because of their bankruptcy or insolvency.
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

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. We may be unable to successfully integrate acquired businesses with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate these acquisitions. These transactions place additional demands on our management and current labor force. Additionally, these transactions require significant resources from our legal, finance and business teams. In addition, we may divest existing businesses, which would cause a decline in revenue or profitability and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to mitigate the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.
Intellectual Property Risks
Our success depends in part on our intellectual property, which we may be unable to protect.
Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, subcontractors, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how.” We also rely, in some cases, on patent and copyright protection, although this protection may in some cases be insufficient due to the rapid development of technology in our industry. We may not be successful in protecting our technology for a number of reasons, including the following:
•employees, subcontractors, vendors, consultants and customers may violate their contractual agreements, and the cost of enforcing those agreements may be prohibitive, or those agreements may be unenforceable or more limited than we anticipate;
•foreign intellectual property laws may not adequately protect our intellectual property rights; and
•our patent and copyright claims may not be sufficiently broad to effectively protect our technology; our patents or copyrights may be challenged, invalidated or circumvented; or we may otherwise be unable to obtain adequate protection for our technology.
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
Risks Related to Our Shares and Corporate Law
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common shares.
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 61.6 million shares were outstanding as of October 3, 2020. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common shares or preferred shares. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions or other purposes.
The market price of our common shares and our earnings per share may decline as a result of any acquisitions or divestitures.
The market price of our common shares may decline as a result of any acquisitions or divestitures made by us if we do not achieve the perceived benefits of such acquisitions or divestitures as rapidly or to the extent anticipated by financial or industry analysts or if the effect on our financial results is not consistent with the expectations of financial or industry analysts. In addition, the issuance of dilutive equity in connection with acquisitions or the failure to achieve expected benefits and unanticipated costs relating to our acquisitions could reduce our future earnings per share.
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
Some provisions of our articles of incorporation and bylaws as well as Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:
•classify our board of directors into four classes, with one class being elected each year;
•permit our board to issue “blank check” preferred shares without shareholder approval; and
•prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or shareholder approval.
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
Information Technology and Enterprise System Risks
We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on us.
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in data center facilities around the world, primarily in Singapore and the U.S., on which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and/or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.
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
Currency, Tax and Accounting Risks
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
In fiscal 2020, we have renewed our tax incentive which provides that certain classes of income are subject to reduced income tax rates in Singapore and which is presently scheduled to expire in our fiscal 2025. In order to retain this tax benefit, we must meet certain employment and investment conditions. If we cannot, or elect not to, comply with these conditions, we could be required to refund material tax benefits previously realized with respect to this tax incentive. Subsequent renewals are at the discretion of the Singapore government and we may not be able to extend the tax incentive arrangement beyond its expiration date or we may also elect not to renew this tax incentive arrangement. In the absence of the tax incentive, the income tax rate in Singapore that would otherwise apply is 17%, which would result in a significant increase in our provision for (benefit from) income taxes in future periods.
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
As of October 3, 2020, we have generated state net operating loss carryforwards of $144.2 million and U.S federal and state tax credits of $9.1 million (“U.S. tax attributes”) that can be used to reduce our future U.S. federal and state income tax obligations. However, under the Tax Reform Act of 1986, the potential future utilization of our U.S. tax attributes may be limited following an ownership change, which is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code. Should an ownership change be deemed to occur under Section 382, the resulting limitation in our ability to fully utilize our U.S. tax attributes could materially and adversely affect our financial condition and operating results.
Changes in tax legislation could adversely impact our future profitability.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform and base-erosion efforts continuing to be high priorities in many tax jurisdictions in which we operate. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development. The increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
Other changes in taxation could materially impact our future effective tax rate.
Our future effective tax rate could be affected by numerous factors including higher or lower than anticipated foreign earnings in various jurisdictions where we are subjected to tax rates that differ from the U.S. federal statutory tax rate, by failure to meet the conditions of or to renew our tax incentive arrangement, by changes in the valuation allowances recorded against certain deferred tax balances, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. Changes in our assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances and challenges by tax authorities to our historic or future tax positions and transfer pricing policies could also significantly adversely impact our future effective tax rate.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of October 3, 2020:

Facility (1)	Approximate Size	Function	Business Segment	Lease Expiration Date
Singapore	215,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Capital Equipment	November 2043 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing, technology and shared support services center	APS	Owned
Eindhoven, The Netherlands	116,000 sq. ft.	Manufacturing, technology, sales and service center	Capital Equipment	September 2030 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	Owned
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (4)
Haifa, Israel	31,000 sq. ft.	Manufacturing and technology center	APS	October 2037 (5)

(1)Each of the facilities listed in this table is leased other than the facility in Suzhou, China and Fort Washington, Pennsylvania
(2)Includes lease extension periods at the Company's option. Initial lease expires in November 2023.
(3)Includes lease extension periods at the Company's option. Initial lease expires in September 2025.
(4)Includes lease extension periods at the Company's option. Initial lease expires in September 2026.
(5)Includes lease extension periods at the Company's option. Initial lease expires in October 2027.
In addition, the Company rents space for sales support, customer support, services and administrative functions in China, Germany, Japan, Malaysia, South Korea, Switzerland, Taiwan, Thailand, Vietnam and the Philippines. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

Item 3.    LEGAL PROCEEDINGS
From time to time, we may be a plaintiff or defendant in cases arising out of our business. We are party to ordinary, routine litigation incidental to our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of any currently pending matters will materially or adversely affect our business, financial condition or operating results.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” On November 16, 2020, there were approximately 188 holders of record of the shares of outstanding common stock.
On August 26, 2020, May 29, 2020, February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended October 3, 2020, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 13, 2021.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended October 3, 2020 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2020 to July 25, 2020	102	$21.04	102	$148,755
July 26, 2020 to August 29, 2020	47	$24.55	47	$147,603
August 30, 2020 to October 3, 2020	237	$23.02	237	$142,144
For the three months ended October 3, 2020	386		386
(1)On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company's common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the fiscal years ended 2020, 2019, 2018, 2017, and 2016. As previously reported on the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2017, the Company restated certain of its financial statements and related notes for the fiscal years ended September 30, 2017 and October 1, 2016. This Annual Report reflects the restated numbers for those periods.

This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net revenue	$623,176	$540,052	$889,121	$809,041	$627,192
Income from operations	58,509	21,610	166,632	113,083	53,953
Interest income, net	5,825	13,077	10,917	5,432	2,211
Income before income taxes	64,334	34,687	177,549	118,515	56,164
Provision for (benefit from) income taxes(1)	11,998	22,910	120,744	(7,394)	7,709
Share of results of equity-method investee, net of tax	36	124	129	(190)	—
Net income	$52,300	$11,653	$56,676	$126,099	$48,455

	Fiscal
	2020	2019	2018	2017	2016
Per Share Data:
Net income per share:
Basic	$0.83	$0.18	$0.82	$1.78	$0.69
Diluted	$0.83	$0.18	$0.80	$1.75	$0.68
Cash dividends declared per share	$0.48	$0.48	$0.24	$—	$—

Weighted average shares outstanding:
Basic	62,828	65,286	69,380	70,906	70,477
Diluted	63,359	65,948	70,419	72,063	70,841

	Fiscal
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$530,127	$593,184	$614,148	$608,410	$547,907
Working capital	702,303	719,109	813,197	760,401	654,983
Total assets	1,054,566	1,079,616	1,185,740	1,171,107	982,444
Long-term and current portion of financing obligation	—	15,032	15,957	16,769	17,318
Shareholders' equity	757,994	769,063	880,207	920,030	799,524
(1) The following are the most significant factors that affected our provision for (benefit from) income taxes: volatility in our earnings each fiscal year; variation in our earnings among the various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of foreign earnings; changes in tax legislation; remeasurement of deferred taxes; valuation allowances against certain deferred tax assets; and unrecognized tax benefit.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including the economic and public health effects, and of governmental and other responses to these impacts;
•projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and
•projected demand for ball bonder, wedge bonder, advanced packaging and electronic assembly equipment and for tools, spare parts and services.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Annual Report.
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
This section of this Form 10-K generally discusses fiscal 2020 and 2019 items and year-to-year comparisons between fiscal 2020 and 2019. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.
Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:
•Overview:  Introduction of our operations, key events, business environment, technology leadership, products and services
•Critical Accounting Policies
•Recent Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources
•Other Obligations and Contingent Payments
Overview
For an overview of our business, see "Part I – Item 1. – Business".
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
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
•Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future expenses, including product parts replacement, freight charges and labor costs expected to be incurred to correct product failures during the warranty period.
•Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer's facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers' facilities, the revenue for the equipment will not be recognized until acceptance, which is typically obtained after installation and testing, is received from the customer.
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
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles-Goodwill and Other requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. Following the Company's early adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying value, and determining if the carrying amount exceeds its fair value.
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
For further information on goodwill and other intangible assets, see Note 3 to our consolidated financial statements in Item 8.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 10 to our consolidated financial statements in Item 8 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to our consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements, including the expected dates of adoption and effects on our consolidated results of operations and financial condition.
RESULTS OF OPERATIONS
Results of Operations for fiscal 2020 and 2019
The following table reflects our income from operations for fiscal 2020 and 2019:

	Fiscal
(dollar amounts in thousands)	2020	2019	$ Change	% Change
Net revenue	$623,176	$540,052	$83,124	15.4%
Cost of sales	325,201	285,462	39,739	13.9%
Gross profit	297,975	254,590	43,385	17.0%

Selling, general and administrative	116,007	116,811	(804)	(0.7)%
Research and development	123,459	116,169	7,290	6.3%
Operating expenses	239,466	232,980	6,486	2.8%

Income from operations	$58,509	$21,610	$36,899	170.7%
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

The following tables reflect our bookings and backlog for fiscal 2020 and 2019:

	Fiscal
(in thousands)	2020	2019
Bookings	$646,389	$503,098

	As of
(in thousands)	October 3, 2020	September 28, 2019
Backlog	$127,924	$104,711
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, the adverse impacts in demand, which began in the fourth quarter of fiscal 2018, has continued through, and may continue beyond, fiscal 2020.
Net Revenue
Our net revenues for fiscal 2020 increased as compared to our net revenues for fiscal 2019. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following table reflects net revenue by business segment for fiscal 2020 and 2019:

	Fiscal
(dollar amounts in thousands)	2020		2019		$ Change	% Change
	Net revenue	% of total net revenue	Net revenue	% of total net revenue
Capital Equipment	$462,059	74.1%	$386,820	71.6%	$75,239	19.5%
APS	161,117	25.9%	153,232	28.4%	7,885	5.1%
Total net revenue	$623,176	100.0%	$540,052	100.0%	$83,124	15.4%
Capital Equipment
For fiscal 2020, the higher Capital Equipment net revenue as compared to fiscal 2019 was primarily driven by growing demand in the general semiconductor end market for consumer applications and telecommunication infrastructure renewal for 5G buildout and in the LED end market due to the adoption of the advanced LED backlighting display. This was partially offset by lower demand in the memory and automotive end markets and unfavorable price variance due to less favorable customer mix.
APS
For fiscal 2020, the higher APS net revenue as compared to fiscal 2019 was primarily due to higher volume in spares and services. This was partially offset by a price reduction in our bonding tools business.

Gross Profit Margin
 The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2020 and 2019:

	Fiscal
	2020	2019	Basis point change
Capital Equipment	44.7%	43.6%	110
APS	56.7%	56.1%	60
Total gross margin	47.8%	47.1%	70
Capital Equipment
For fiscal 2020, the higher Capital Equipment gross profit margin as compared to fiscal 2019 was primarily driven by better absorption from higher volume and change in the estimation of warranty reserve. Refer to Note 1 to the consolidated financial statements in Item 8 for details of the change in the estimation of warranty reserve. This is partially offset by less favorable product mix.
APS
For fiscal 2020, the APS gross margin was generally consistent with the prior year.
Income from Operations
For fiscal 2020, total income from operations was higher by $36.9 million as compared to fiscal 2019. This was primarily due to increased revenue in fiscal 2020, partially offset by higher operating expenses.
The following tables reflect income / (loss) from operations by business segment for fiscal 2020 and 2019:

	Fiscal
(dollar amounts in thousands)	2020	2019	$ Change	% Change
Capital Equipment	$22,069	$(12,577)	$34,646	275.5%
APS	36,440	34,187	2,253	6.6%
Total income from operations	$58,509	$21,610	$36,899	170.7%
Capital Equipment
For fiscal 2020, the higher Capital Equipment income from operations as compared to fiscal 2019 was primarily due to higher volume as explained under 'Net Revenue' above.
APS
For fiscal 2020, the higher APS income from operations as compared to fiscal 2019 was primarily due to higher volume as explained under 'Net Revenue' above.
Operating Expenses
The following table reflects operating expenses for fiscal 2020 and 2019:

	Fiscal
(dollar amounts in thousands)	2020	2019	$ Change	% Change
Selling, general and administrative	$116,007	$116,811	$(804)	(0.7)%
Research and development	123,459	116,169	$7,290	6.3%
Total	$239,466	$232,980	$6,486	2.8%

Selling, General and Administrative (“SG&A”)
For fiscal 2020, the lower SG&A expenses as compared to fiscal 2019 were primarily due to a $4.5 million COVID-19 related grant received from the Singapore government, $1.8 million lower severance expenses, and $0.7 million for a claimed cargo insurance. These were partially offset by $5.2 million in higher staff costs related to an increase in incentive compensation as a result of the current fiscal stronger performance and $0.9 million lower restructuring expenses in prior year.
Research and Development (“R&D”)
For fiscal 2020, the higher R&D expenses as compared to fiscal 2019 were primarily due to higher staff costs related to an increase in incentive compensation as a result of the current fiscal stronger performance.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2020 and 2019:

	Fiscal
(dollar amounts in thousands)	2020	2019	$ Change	% Change
Interest income	$7,541	$15,132	$(7,591)	(50.2)%
Interest expense	$(1,716)	$(2,055)	$339	(16.5)%
Interest income
For fiscal 2020, the lower interest income as compared to fiscal 2019 was primarily due to lower weighted average interest rates on cash, cash equivalents and short-term investments.
Interest expense
For fiscal 2020, the lower interest expense as compared to fiscal 2019 was primarily due to the absence of interest expense related to the financing obligation for our corporate headquarters. The financing obligation was derecognized pursuant to the transition guidance provided in ASC 842, which was adopted at the beginning of the current fiscal year. This was partially offset by the higher average short-term debt which was fully repaid in the current fiscal year.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2020 and 2019:

	Fiscal
(dollar amounts in thousands)	2020	2019	Change
Provision for income taxes	$11,998	$22,910	$(10,912)
Effective tax rate	18.6%	66.0%	(47.4)%

For fiscal 2020, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax benefits from tax incentives, foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, and tax credits generated during the fiscal year net of a $3.5 million out of period adjustment, partially offset by tax expense related to deemed income, valuation allowances recorded against certain deferred tax assets, undistributed foreign earnings, and other non-deductible items. The $3.5 million out of period adjustment was to correct previously unrecorded income tax expense related to prior years jurisdictional adjustments. The Company determined that the out of period adjustment to the provision for incomes taxes and income taxes payable was not material to its current or prior period consolidated financial statements.
For fiscal 2019, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax expense related to adjustments to the U.S. one-time transition tax pursuant to subsequently issued U.S. Tax Cuts and Jobs Act (the “TCJA”) regulations, valuation allowances recorded against certain deferred tax assets, remeasurement of certain deferred tax balances, undistributed foreign earnings, and deemed dividends, partially offset by tax benefit from foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, tax incentives, and tax credits generated during the fiscal year.
Please refer to Note 14: Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of October 3, 2020 and September 28, 2019:

	As of
(dollar amounts in thousands)	October 3, 2020	September 28, 2019	Change
Cash and cash equivalents	$188,127	$364,184	$(176,057)
Short-term investments	342,000	229,000	113,000
Total cash, cash equivalents, and short-term investments	$530,127	$593,184	$(63,057)
Percentage of total assets	50.3%	54.9%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2020 and 2019:

	Fiscal
(in thousands)	2020	2019
Net cash provided by operating activities	$94,412	$65,967
Net cash (used in) / provided by investing activities	(125,957)	47,468
Net cash used in financing activities	(145,809)	(71,318)
Effect of exchange rate changes on cash and cash equivalents	1,297	919
Changes in cash, and cash equivalents	$(176,057)	$43,036
Cash and cash equivalents, beginning of period	364,184	321,148
Cash and cash equivalents, end of period	$188,127	$364,184
Fiscal 2020
Net cash provided by operating activities was primarily the result of net income of $52.3 million, non-cash adjustments of $34.9 million and working capital changes of $7.2 million. The change in working capital was primarily driven by an increase in accounts payable and accrued expenses and other current liabilities of $38.1 million. This was partially offset by an increase in inventories of $26.2 million, and prepaid expenses and other current assets of $3.6 million, and an increase in accounts and notes receivable of $1.9 million.
The increase in accounts payable and accrued expenses and other current liabilities was primarily due to higher purchases due to higher manufacturing activities. The increase in inventories was due to increased manufacturing activities in fiscal 2020 in response to increased sales in fiscal 2020. The increase in accounts receivable was due to higher sales.
The net cash used in investing activities primarily relates to purchases of short-term investments of $442.0 million, capital expenditures of $11.7 million and an equity investment of $1.3 million, partially offset by maturity of short-term investments of $329.0 million.
The net cash used in financing activities primarily relates to a net repayment of short-term debt of $60.9 million, repurchase of common stock of $54.5 million, and dividends paid to common stockholders of $30.2 million.
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
Fiscal 2021 Liquidity and Capital Resource Outlook
We expect our fiscal 2021 capital expenditures to be between $32.0 million and $36.0 million. The actual amounts for 2021 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities.
We believe that our existing cash and investments and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months from the date of filing. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
As of October 3, 2020 and September 28, 2019, approximately $492.0 million and $591.3 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. In fiscal 2020, the Company’s U.S. operations and capital requirements have been funded primarily by cash generated from U.S. operating activities, repatriation of cash generated by foreign operating activities, and by a Facility Agreement with MUFG Bank, Ltd. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. tax. We believe these future repatriations of cash and our U.S. sources of cash and liquidity are sufficient to meet our other business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, repayment of outstanding balances under the Facility Agreement with MUFG Bank, Ltd., dividend program, and the share repurchase program as approved by the Board of Directors. Should the Company’s U.S. cash needs exceed its funds generated by U.S. and foreign operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could seek U.S. borrowing alternatives.
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized the Program to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company's existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

During the fiscal year ended October 3, 2020, the Company repurchased a total of approximately 2.5 million shares of common stock at a cost of approximately $55.0 million. As of October 3, 2020, our remaining share repurchase authorization under the Program was approximately $142.1 million.
Dividends
On August 26, 2020, May 29, 2020, February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended October 3, 2020, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of October 3, 2020 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of October 3, 2020, the Company had deferred tax liabilities of $33.0 million, unrecognized tax benefit within the income tax payable for uncertain tax positions of $11.3 million and related accrued interest of $1.6 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of October 3, 2020:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$152,832	152,832	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Balance Sheets)	71,458	9,495	13,621	29,797	18,545
Asset retirement obligations (reflected on our Balance Sheets)(3)	1,802	296	216	1,152	138
Total	$226,092	$162,623	$13,837	$30,949	$18,683
(1)We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.
(3)Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of October 3, 2020 and September 28, 2019, the outstanding amount was $3.3 million and $3.1 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of October 3, 2020, there was no outstanding amount under the Overdraft Facility.
As of October 3, 2020, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.
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
Based on our foreign currency exposure as of October 3, 2020, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with notional amounts of $37.3 million outstanding as of October 3, 2020.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15(a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 3, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 3, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of provision for income taxes
As described in Notes 1 and 14 to the consolidated financial statements, for fiscal year 2020 the Company recorded a provision for income taxes of $11,998K. As disclosed by management, determining the provision for income taxes requires management to evaluate technical positions, make assumptions and judgments, and apply technical tax regulations in concluding on the Company’s tax liability.
The principal considerations for our determination that performing procedures relating to the valuation of provision for income taxes is a critical audit matter are (i) the significant judgments applied by management when valuing the provision for income taxes; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions and judgements when applying technical tax regulations; and (iii) the audit effort included the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of provision for income taxes. These procedures also included, among others, evaluating the appropriateness of management’s interpretation and application of technical tax regulations, evaluating management’s documentation regarding their technical tax positions, and testing the underlying data used in management’s determination of the valuation of provision for income taxes. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness and documentation of technical tax positions.

/s/ PricewaterhouseCoopers LLP
Singapore
November 20, 2020

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	As of
	October 3, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$188,127	$364,184
Short-term investments	342,000	229,000
Accounts and notes receivable, net of allowance for doubtful accounts of $968 and $597, respectively	198,640	195,830
Inventories, net	111,809	89,308
Prepaid expenses and other current assets	19,620	15,429
Total current assets	860,196	893,751

Property, plant and equipment, net	59,147	72,370
Operating right-of-use assets	22,688	—
Goodwill	56,695	55,691
Intangible assets, net	37,972	42,651
Deferred tax assets	8,147	6,409
Equity investments	7,535	6,250
Other assets	2,186	2,494
TOTAL ASSETS	$1,054,566	$1,079,616

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$—	$60,904
Accounts payable	57,688	36,711
Operating lease liabilities	5,903	—
Accrued expenses and other current liabilities	76,762	64,533
Income taxes payable	17,540	12,494
Total current liabilities	157,893	174,642

Financing obligation	—	14,207
Deferred tax liabilities	33,005	32,054
Income taxes payable	74,957	80,290
Operating lease liabilities	18,325	—
Other liabilities	12,392	9,360
TOTAL LIABILITIES	$296,572	$310,553

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,364 and 85,364 respectively; outstanding 61,558 and 63,172 shares, respectively	539,213	533,590
Treasury stock, at cost, 23,806 and 22,192 shares, respectively	(394,817)	(349,212)
Retained earnings	616,119	594,625
Accumulated other comprehensive loss	(2,521)	(9,940)
TOTAL SHAREHOLDERS' EQUITY	$757,994	$769,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,054,566	$1,079,616
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2020	2019	2018
Net revenue	$623,176	$540,052	$889,121
Cost of sales	325,201	285,462	479,680
Gross profit	297,975	254,590	409,441
Selling, general and administrative	116,007	116,811	123,188
Research and development	123,459	116,169	119,621
Operating expenses	239,466	232,980	242,809
Income from operations	58,509	21,610	166,632
Interest income	7,541	15,132	11,971
Interest expense	(1,716)	(2,055)	(1,054)
Income before income taxes	64,334	34,687	177,549
Provision for income taxes	11,998	22,910	120,744
Share of results of equity-method investee, net of tax	36	124	129
Net income	$52,300	$11,653	$56,676

Net income per share:
Basic	$0.83	$0.18	$0.82
Diluted	$0.83	$0.18	$0.80

Weighted average shares outstanding:
Basic	62,828	65,286	69,380
Diluted	63,359	65,948	70,419
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2020	2019	2018
Net income	$52,300	$11,653	$56,676
Other comprehensive income / (loss):
Foreign currency translation adjustment	7,755	(6,534)	(3,633)
Unrecognized actuarial (loss) / gain on pension plan, net of tax	(1,490)	22	116
	6,265	(6,512)	(3,517)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	358	(741)	(669)
Reclassification adjustment for loss / (gain) on derivative instruments recognized, net of tax	796	1,215	(1,755)
Net increase / (decrease) from derivatives designated as hedging instruments, net of tax	1,154	474	(2,424)

Total other comprehensive income / (loss)	7,419	(6,038)	(5,941)

Comprehensive income	$59,719	$5,615	$50,735
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2017	70,197	$506,515	$(157,604)	$569,080	$2,039	$920,030
Issuance of stock for services rendered	33	780	—	—	—	780
Repurchase of common stock	(3,760)	—	(91,060)	—	—	(91,060)
Exercise of stock options	6	55	—	—	—	55
Issuance of shares for equity-based compensation	667	—	—	—	—	—
Equity-based compensation	—	10,480	—	—	—	10,480
Cumulative effect of accounting changes	—	1,414	—	4,006	—	5,420
Cash dividends declared	—	—	—	(16,233)	—	(16,233)
Components of comprehensive income:
Net income	—	—	—	56,676	—	56,676
Other comprehensive loss	—	—	—	—	(5,941)	(5,941)
Total comprehensive income / (loss)	—	—	—	56,676	(5,941)	50,735
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	37	834	—	—	—	834
Repurchase of common stock	(4,676)	—	(100,548)	—	—	(100,548)
Exercise of stock options	2	14	—	—	—	14
Issuance of shares for equity-based compensation	667	—	—	—	—	—
Equity-based compensation	—	13,498	—	—	—	13,498
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividends declared	—	—	—	(31,091)	—	(31,091)
Components of comprehensive income:
Net income	—	—	—	11,653	—	11,653
Other comprehensive loss	—	—	—	—	(6,038)	(6,038)
Total comprehensive income/ (loss)	—	—	—	11,653	(6,038)	5,615
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	37	491	359	—	—	850
Repurchase of common stock	(2,486)	—	(55,001)	—	—	(55,001)
Issuance of shares for equity-based compensation	834	(9,037)	9,037	—	—	—
Equity-based compensation	—	14,169	—	—	—	14,169
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(30,037)	—	(30,037)
Components of comprehensive income:
Net income	—	—	—	52,300	—	52,300
Other comprehensive gain	—	—	—	—	7,419	7,419
Total comprehensive income	—	—	—	52,300	7,419	59,719
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,300	$11,653	$56,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,739	20,304	19,015
Equity-based compensation and employee benefits	15,019	14,332	11,685
Excess tax benefits from stock based compensation	—	—	(50)
Adjustment for doubtful accounts	371	212	383
Adjustment for inventory valuation	4,170	2,657	4,897
Change in the estimation of warranty reserve	(5,417)	—	—
Deferred taxes	(827)	8,825	22,519
Loss/(gain) on disposal of property, plant and equipment	953	20	(676)
Unrealized foreign currency translation	874	(3,325)	(2,002)
Share of results of equity-method investee	36	124	129
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,928)	47,395	(45,154)
Inventory	(26,194)	24,105	1,631
Prepaid expenses and other current assets	(3,561)	(490)	9,405
Accounts payable, accrued expenses and other current liabilities	38,148	(53,759)	(30,868)
Income taxes payable	(291)	(7,758)	77,968
Other, net	1,020	1,672	(2,059)
Net cash provided by operating activities	94,412	65,967	123,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,719)	(11,742)	(20,496)
Proceeds from sales of property, plant and equipment	50	210	625
Purchase of equity investments	(1,288)	(5,000)	—
Purchase of short term investments	(442,000)	(619,000)	(684,000)
Maturity of short term investments	329,000	683,000	607,000
Net cash (used in) / provided by investing activities	(125,957)	47,468	(96,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(147,143)	(30,773)	(704)
Proceeds from exercise of common stock options	—	14	55
Payment for finance leases	(123)	—	—
Repurchase of common stock	(54,549)	(99,897)	(90,310)
Proceeds from short term debt	86,239	90,904	—
Common stock cash dividends paid	(30,233)	(31,566)	(8,176)
Net cash used in financing activities	(145,809)	(71,318)	(99,135)
Effect of exchange rate changes on cash and cash equivalents	1,297	919	715
Changes in cash and cash equivalents	(176,057)	43,036	(71,792)
Cash and cash equivalents at beginning of period	364,184	321,148	392,940
Cash and cash equivalents at end of period	$188,127	$364,184	$321,148

CASH PAID FOR:
Interest	$1,716	$1,634	$1,054
Income taxes	$13,271	$22,073	$13,179
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2020, 2019, and 2018 fiscal years ended on October 3, 2020, September 28, 2019 and September 29, 2018, respectively.
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 3, 2020. While there was not a material impact to our consolidated financial statements as of and for the year ended October 3, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.
The Company reviews its warranty reserve balances as part of its ongoing policy review. At the start of fiscal 2020, the Company determined there was a need to obtain granular data given uncertainty in sales demand. Accordingly, the Company commenced the collection of granular data over the four fiscal quarters in 2020 to establish a more precise estimate of its warranty reserve. This collection was finalized and the information incorporated in the fourth quarter of fiscal 2020. This resulted in a decrease to the reserve for warranty and an increase in net income by $5.4 million for the fiscal year 2020, as well as an increase to net income per share, basic and diluted, by $0.09 and $0.09, respectively. For further information on warranty reserve, see Notes 13 and 16 below.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of October 3, 2020 and September 28, 2019 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers' financial strength to reduce the risk of loss, including as a result of COVID-19.
The Company's products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.
Foreign Currency Translation and Remeasurement
The majority of the Company's business is transacted in U.S. dollars; however, the functional currencies of some of the Company's subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity (accumulated other comprehensive income / (loss)). The tax effect of currency translation adjustments related to unremitted foreign earnings no longer deemed to be indefinitely reinvested outside the U.S. is reflected in the determination of the Company's net income or other comprehensive income ("OCI"). Gains and losses resulting from foreign currency transactions are included in the determination of net income.
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
Cash Equivalents

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on Level 1 measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures.
Equity Investments
The Company invests in equity securities in companies to promote business and strategic objectives. Equity investments are measured and recorded as follows:
•Equity method investments are equity securities in investees that provide the Company with the ability to exercise significant influence in which it lacks a controlling financial interest. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded as share of results of equity-method investee, net of tax.
•Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended October 3, 2020 and September 28, 2019, no "triggering" events occurred.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles - Goodwill and Other requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. Following the Company's early adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying value, and determining if the carrying amount exceeds its fair value.
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
Impairment assessments inherently involve judgment as to the assumptions made about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the assumptions as to prices, costs, growth rates or other factors that may result in changes in the estimates of future cash flows. Although the Company believes the assumptions that it has used in testing for impairment are reasonable, significant changes in any one of the assumptions could produce a significantly different result. Indicators of potential impairment, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition may lead the Company to perform interim goodwill impairment assessments.
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
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at customers' facilities. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
•Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future expenses, including product parts replacement, freight charges and labor costs expected to be incurred to correct product failures during the warranty period.
•Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer's facility. In such cases, if the terms of

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers' facilities, the revenue for the equipment will not be recognized until acceptance, which is typically obtained after installation and testing, is received from the customer.
Service revenue is generally recognized over time as the services are performed. For fiscal 2020 and 2019, the service revenue is not material.
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
Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the balance sheet method. The Company records a valuation allowance to reduce its deferred tax assets to the amount expected, on a more likely than not basis, to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax asset would increase income in the period when such determination is made. Likewise, should the Company determine it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would decrease income in the period when such determination is made.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We adopted these ASUs utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2020. In addition, we elected the package of practical expedients permitted under the transition guidance that allowed us to apply prior conclusions related to lease definition, classification and initial direct costs. Additionally, the lease previously identified as build-to-suit leasing arrangement under legacy lease accounting (ASC 840), was derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 842 (see Note 8 below). Accordingly, the lease has been reassessed as an operating lease as of the adoption date under ASC 842, and is included on the Consolidated Balance Sheets. The adoption of these ASUs has resulted in an increase of approximately $23.8 million in operating lease liabilities and $22.2 million in right-of-use assets, decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings after income tax effects on our Consolidated Balance Sheets.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance expands and refines hedge accounting for both financial and non-financial risks. The new guidance also modifies disclosure requirements for hedging activities. We adopted this ASU as of the beginning of the first quarter of fiscal 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding these stranded tax effects, if any. We adopted this ASU in the first quarter of 2020. The adoption did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. This ASU will be effective for us in the first quarter of 2022 with early adoption permitted. We are currently evaluating the timing and the effects of the adoption of this ASU on our consolidated financial statements.
Financial Instruments

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for us in our first quarter of fiscal 2021. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in our first quarter of fiscal 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of October 3, 2020 and September 28, 2019:

	As of
(in thousands)	October 3, 2020	September 28, 2019

Short term investments, available-for-sale(1)	$342,000	$229,000

Inventories, net:
Raw materials and supplies	$60,205	$52,853
Work in process	39,753	32,026
Finished goods	43,015	33,742
	142,973	118,621
Inventory reserves	(31,164)	(29,313)
	$111,809	$89,308

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,830	41,961
Leasehold improvements	23,111	24,441
Data processing equipment and software	38,524	36,302
Machinery, equipment, furniture and fixtures	80,953	71,465
Construction in progress	7,111	6,512
	174,711	182,863
Accumulated depreciation	(115,564)	(110,493)
	$59,147	$72,370

Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$22,759	$26,292
Wages and benefits	37,237	18,188
Commissions and professional fees	2,716	2,024
Dividends payable	7,397	7,582
Deferred rent	—	1,721
Severance	449	1,500
Other	6,204	7,226
	$76,762	$64,533

(1)All short-term investments were classified as available-for-sale and were measured at fair value based on Level 1 measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal years ended 2020 and 2019.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual assessment in the fourth quarter of fiscal 2020 and concluded that no impairment charge was required. During the fiscal year ended October 3, 2020, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
While we have concluded that a triggering event did not occur during the fiscal year ended October 3, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products.
The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reportable segments as of October 3, 2020 and September 28, 2019:

(in thousands)	Capital Equipment	APS
Balance at September 28, 2019	$29,480	$26,211
Other	794	210
Balance at October 3, 2020	$30,274	$26,421
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of October 3, 2020 and September 28, 2019:

	As of		Average estimated
(dollar amounts in thousands)	October 3, 2020	September 28, 2019	useful lives (in years)
Developed technology	$91,044	$87,209	7.0 to 15.0
Accumulated amortization	(54,293)	(48,718)
Net developed technology	$36,751	$38,491

Customer relationships	$36,307	$35,180	5.0 to 6.0
Accumulated amortization	(35,587)	(31,862)
Net customer relationships	$720	$3,318

Trade and brand names	$7,404	$7,219	7.0 to 8.0
Accumulated amortization	(6,903)	(6,377)
Net trade and brand names	$501	$842

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—

Net intangible assets	$37,972	$42,651

The following table reflects estimated annual amortization expense related to intangible assets as of October 3, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of
(in thousands)	October 3, 2020
Fiscal 2021	$5,582
Fiscal 2022	4,574
Fiscal 2023	4,474
Fiscal 2024	4,474
Fiscal 2025	4,474
Fiscal 2026 and thereafter	14,394
Total amortization expense	$37,972

NOTE 4: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents and short-term investments consisted of the following as of October 3, 2020:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,997	$—	$—	$42,997
Cash equivalents:
Money market funds (1)	105,133	—	(10)	105,123
Time deposits (2)	40,007	—	—	40,007
Total cash and cash equivalents	$188,137	$—	$(10)	$188,127
Short-term investments (2):
Time deposits	$243,000	$—	$—	$243,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$342,000	$—	$—	$342,000
Total cash, cash equivalents, and short-term investments	$530,137	$—	$(10)	$530,127
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.
(3)Represents deposits that require a notice period of three months for withdrawal.

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
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.
(3)Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of October 3, 2020 and September 28, 2019:

	As of
(in thousands)	October 3, 2020	September 28, 2019
Non-marketable equity securities(1)	$6,321	$5,000
Equity method investments	1,214	1,250
Total	$7,535	$6,250
(1)On January 30, 2019, the Company made a $5.0 million investment in one of our collaborative partners, over which the Company does not have significant influence. During the fiscal year ended October 3, 2020, there was no impairment or adjustment to the observable price.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the fiscal year ended October 3, 2020.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred. Our equity method investments are recorded at fair value only if an impairment is recognized.
Fair Value of Financial Instruments

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair value of derivative instruments on our Consolidated Balance Sheet as of October 3, 2020 and September 28, 2019 is as follows:

	As of
(in thousands)	October 3, 2020		September 28, 2019
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value (Liability) Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$37,264	$557	$33,834	$(597)
Total derivatives	$37,264	$557	$33,834	$(597)
(1)The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheet.
(2)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.
(3)Hedged amounts expected to be recognized into earnings within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the fiscal year ended October 3, 2020 and September 28, 2019 was as follows:

(in thousands)	Fiscal
	2020	2019
Foreign exchange forward contract in cash flow hedging relationships:
Net gain / (loss) recognized in OCI, net of tax(1)	$358	$(741)
Net loss reclassified from accumulated OCI into earnings, net of tax(2)	$(796)	$(1,215)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 8: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of October 3, 2020, three options to extend the lease were recognized as a right-of-use ("ROU") assets, and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of October 3, 2020, our finance leases are not material.
The following table shows the components of lease expense:

(in thousands)	Fiscal
2020
Operating lease expense (1)	$(6,942)
(1) Operating lease expense includes short-term lease expense, which is immaterial for the fiscal year ended October 3, 2020.

The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(in thousands)	Fiscal
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,296
The following table shows the weighted-average lease terms and discount rates for operating leases:

Fiscal
2020
Operating leases:
Weighted-average remaining lease term (in years):	4.5
Weighted-average discount rate:	4.8%
Future lease payments, excluding short-term leases, as of October 3, 2020, are detailed as follows:

(in thousands)	Operating leases
2021	$6,904
2022	6,426
2023	5,971
2024	3,194
2025	2,647
Thereafter	1,817
Total minimum lease payments	26,959
Less: Interest	2,731
Present value of lease obligations	24,228
Less: Current portion	5,903
Long-term portion of lease obligations	$18,325

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Future lease payments under operating leases as of September 28, 2019, prior to the adoption of ASC 842, were as follows:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations (1)	$16,273	$4,089	$2,576	$2,182	$1,967	$1,822	$3,637

(1) Pursuant to ASC No. 840, Leases ("ASC 840"), for lessee's involvement in asset construction, the Company was considered to be the owner of the Building (as defined in Note 9 below) during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion of construction, the Building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of September 28, 2019, we recorded a financing obligation related to the Building of $15.0 million (see Note 9 below). The financing obligation is not reflected in the table above.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of September 28, 2019, the financing obligation related to the Building is $15.0 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We did not report rent expense for the property, which were deemed owned for accounting purposes. Rather, rental payments required under the lease were considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation were being amortized in a manner that will not generate a gain or loss upon lease termination.
The build-to-suit leasing arrangement was derecognized pursuant to the transition guidance provided in ASC 842, which was effective beginning with the first quarter of fiscal 2020. Accordingly, the lease has been reassessed as an operating lease as of the adoption date under ASC 842, and is included on the Consolidated Balance Sheet. The adoption has resulted in a decrease of approximately $14.5 million in financing obligation, decrease of approximately $15.3 million in property, plant and equipment, and an adjustment of $0.8 million to retained earnings after income tax effects on our Consolidated Balance Sheet.
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of October 3, 2020 and September 28, 2019, the outstanding amount was $3.3 million and $3.1 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days' written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company or any breach of a representation or warranty under the Facility Agreements. As of October 3, 2020, there was no outstanding amount under the Overdraft Facility.

NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during fiscal 2020 and 2019:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2020	2019
Cash	$1,514	$1,648
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company's existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended October 3, 2020, the Company repurchased a total of approximately 2.5 million shares of common stock at a cost of approximately $55.0 million. The share repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of October 3, 2020, our remaining share repurchase authorization under the Program was approximately $142.1 million.
Dividends
On August 26, 2020, May 29, 2020, February 20, 2020 and December 12, 2019, the Board of Directors declared a quarterly dividend $0.12 per share of common stock. During the fiscal year ended October 3, 2020, the Company declared dividends of $0.48 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019:

	As of
(in thousands)	October 3, 2020	September 28, 2019
Gain / (loss) from foreign currency translation adjustments	$10	$(7,745)
Unrecognized actuarial loss on pension plan, net of tax	(3,088)	(1,598)
Unrealized gain / (loss) on hedging	557	(597)
Accumulated other comprehensive loss	$(2,521)	$(9,940)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of October 3, 2020, 3.4 million shares of common stock are available for grant to the Company's employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2009 Equity Plan.
•Relative TSR Performance Share Units ("Relative TSR PSUs") entitle the employee to receive common shares of the Company on the award vesting date if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are reflected in the

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.
•In general, stock options and Time-based Restricted Share Units ("Time-based RSUs") awarded to employees vest annually over a three-year period provided the employee remains employed by the Company. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.
•Special/Growth Performance Share Units (“Special/Growth PSUs”) entitle the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If revenue growth targets are not met, the Special/Growth PSUs do not vest. Certain Special/Growth PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the Special/Growth PSUs do not vest.
•In general, Performance-based Restricted Stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, Performance-based Restricted Stock does not vest. Certain PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the PSUs do not vest.
Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2020, 2019, and 2018 was based upon awards ultimately expected to vest. Following the early adoption in the first quarter of fiscal 2018 of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, forfeitures have been accounted for when they occur.
The following table reflects total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Special/Growth PSUs, Performance-based Restricted Stock and common stock, included in the Consolidated Statements of Operations for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Cost of sales	$744	$632	$515
Selling, general and administrative	11,071	10,503	8,548
Research and development	3,204	3,197	2,622
Total equity-based compensation expense	$15,019	$14,332	$11,685
The following table reflects equity-based compensation expense, by type of award, for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Relative TSR PSUs	$3,266	$4,220	$3,583
Time-based RSUs	9,519	8,603	7,027
Special/Growth PSUs	1,384	675	295
Common stock	850	834	780
Total equity-based compensation expense	$15,019	$14,332	$11,685

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Relative TSR PSUs
The following table reflects Relative TSR PSUs activity for fiscal 2020, 2019, and 2018:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Relative TSR PSUs outstanding as of September 30, 2017	673	$6,204	1.4
Granted	180			$29.60
Forfeited or expired	(146)
Vested	(168)
Relative TSR PSUs outstanding as of September 29, 2018	539	$4,629	1.1
Granted	166			$23.15
Forfeited or expired	(27)
Vested	(117)
Relative TSR PSUs outstanding as of September 28, 2019	561	$4,136	0.9
Granted	162			$28.80
Forfeited or expired	(52)
Vested	(268)
Relative TSR PSUs outstanding as of October 3, 2020	403	$4,198	1.1

The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2020, 2019, and 2018:

	Fiscal
	2020	2019	2018
Grant price	$22.95	$20.87	$19.65
Expected dividend yield(1)	2.09%	2.30%	0.12%
Expected stock price volatility	36.29%	34.20%	31.71%
Risk-free interest rate	1.49%	2.92%	1.68%
(1) The expected dividend yield for fiscal 2018 includes the effect of 10,511 grants which were issued in the quarter ended September 29, 2018 with an assumed dividend yield of 1.91%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Time-based RSUs
The following table reflects Time-based RSUs activity for fiscal 2020, 2019, and 2018:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based RSUs outstanding as of September 30, 2017	1,080	$7,770	1.5
Granted	459			$22.32
Forfeited or expired	(87)
Vested	(542)
Time-based RSUs outstanding as of September 29, 2018	910	$9,038	1.4
Granted	521			$20.95
Forfeited or expired	(42)
Vested	(442)
Time-based RSUs outstanding as of September 28, 2019	947	$10,555	1.4
Granted	490			$22.93
Forfeited or expired	(80)
Vested	(569)
Time-based RSUs outstanding as of October 3, 2020	788	$10,480	1.6

Equity-Based Compensation: Special/Growth PSUs
The following table reflects Special/Growth PSUs activity for fiscal 2020, 2019, and 2018:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Special/Growth PSUs outstanding as of September 30, 2017	—
Granted	60			$22.57
Forfeited or expired	(14)
Vested	—
Special/Growth PSUs outstanding as of September 29, 2018	46	$702	2.1
Granted	55			$21.07
Forfeited or expired	(4)
Vested	—
Special/Growth PSUs outstanding as of September 28, 2019	97	$1,128	1.6
Granted	80			$23.65
Forfeited or expired	(22)
Vested	(4)
Special/Growth PSUs outstanding as of October 3, 2020	151	$1,252	1.1

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects employee stock option activity for fiscal 2020, 2019, and 2018:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 30, 2017	16	$8.73
Exercised	(6)	$8.74		$73
Forfeited or expired	(8)	$8.74
Options outstanding as of September 29, 2018	2	$8.64
Exercised	(2)	$8.64		$24
Forfeited or expired	—
Options outstanding as of September 28, 2019	—
Exercised	—			$—
Forfeited or expired	—	$—
Options outstanding as of October 3, 2020	—	$—	—	$—
Options vested and expected to vest as of October 3, 2020	—	$—	—	$—
Options exercisable as of October 3, 2020	—	$—	—
In the money exercisable options as of October 3, 2020	—			$—
Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares.
As of October 3, 2020, there were no unvested employee stock options.
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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Number of common shares issued	37	37	33
Fair value based upon market price at time of issue	$850	$834	$780
Pension Plan
The following table reflects the Company's defined benefits pension obligations, mainly in Switzerland and Taiwan, as of October 3, 2020 and September 28, 2019:

	As of
(in thousands)	October 3, 2020	September 28, 2019
Switzerland pension obligation	$3,572	$1,962
Taiwan pension obligation	1,333	1,191

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

NOTE 11: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the fiscal years ended October 3, 2020, and September 28, 2019, service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for additional disclosure on the Company's revenue recognition policy.
The Company reports revenue based on our reportable segments. The Company believes that reporting revenue on this basis provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 15: Segment Information, for disclosure of revenue by segment.
Contract Liabilities
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increase as a result of receiving new advance payments from customers and decrease as revenue is recognized from product sales under advance payment arrangements upon satisfying the performance obligations.
The following table shows the changes in contract liability balances during the fiscal year ended October 3, 2020 and September 28, 2019:

	Fiscal	Fiscal
(in thousands)	2020	2019
Contract liabilities, beginning of period	$1,896	$997
Revenue recognized	(25,207)	(7,935)
Additions	26,261	8,834
Contract liabilities, end of period	$2,950	$1,896

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2020, 2019, and 2018:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands, except per share)	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$52,300	$52,300	$11,653	$11,653	$56,676	$56,676
DENOMINATOR:
Weighted average shares outstanding - Basic	62,828	62,828	65,286	65,286	69,380	69,380
Dilutive effect of Equity Plans		531		662		1,039
Weighted average shares outstanding - Diluted		63,359		65,948		70,419
EPS:
Net income per share - Basic	$0.83	$0.83	$0.18	$0.18	$0.82	$0.82
Effect of dilutive shares		$—		$—		$(0.02)
Net income per share - Diluted		$0.83		$0.18		$0.80

NOTE 13: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Incentive compensation expense	$18,524	$423	$25,607
Warranty and retrofit expense	8,692	13,030	13,110

NOTE 14: INCOME TAXES
The following table reflects U.S and foreign income before income taxes for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
United States	$(14,909)	$(14,125)	$25,211
Foreign	79,243	48,812	152,338
Income before income taxes	$64,334	$34,687	$177,549
The following table reflects the current and deferred components of provision for (benefit from) income taxes for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Current:
Federal	$5,129	$6,580	$83,159
State	89	214	58
Foreign	6,508	6,384	16,980
Deferred:
Federal	(690)	2,959	23,346
State	—	—	(2)
Foreign	962	6,773	(2,797)
Provision for (benefit from) income taxes	$11,998	$22,910	$120,744

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the provision for (benefit from) income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2020, 2019, and 2018:

	Fiscal
(dollar amounts in thousands)	2020	2019	2018
Expected income provision based on the U.S. federal statutory tax rate	$13,510	$7,284	$43,568
Effect of earnings of foreign subsidiaries subject to different tax rates	(1,634)	(4,335)	(12,947)
Benefit from tax incentives	(6,781)	(5,084)	(20,429)
Benefit from research and development tax credits	(2,915)	(3,041)	(2,785)
Benefit from foreign tax credits	(1,701)	(22,744)	(3,939)
U.S. one-time transition tax	—	9,369	101,854
Remeasurement of deferred taxes	(145)	5,480	2,760
Valuation allowance	1,224	25,289	7,366
Foreign operations (withholding taxes, taxes on unrepatriated foreign earnings, and deemed income)	8,886	8,578	5,746
Unrecognized tax benefit	285	156	530
Non-deductible items	1,232	2,248	(758)
Other, net	37	(290)	(222)
Provision for (benefit from) income taxes	$11,998	$22,910	$120,744
Effective tax rate	18.6%	66.0%	68.0%
In fiscal 2020, the Company recorded tax expense from domestic and foreign operations, a net increase in valuation allowance, non-deductible expenses, deemed income inclusions, partially offset by tax benefits from tax incentives and net tax credits. Additionally, the fourth quarter of fiscal 2020 includes an out of period adjustment of $3.5 million to correct previously unrecorded income tax expense related to prior years jurisdictional adjustments. The Company determined that the out of period adjustment to the provision for incomes taxes and income taxes payable was not material to its current or prior period consolidated financial statements.
In fiscal 2019, the Company recorded an additional tax expense of $9.4 million due to subsequently issued TCJA regulations and guidance on the computation of the U.S. one-time transition tax. The Company recognized an aggregate tax expense for fiscal 2018 and 2019 of $114.0 million, comprised primarily of $2.8 million from the re-measurement of U.S. deferred tax assets and liabilities to reflect the decrease in the U.S. federal statutory tax rate in fiscal 2018, and $111.2 million related to the U.S. one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, net of related foreign tax credits and unrecognized tax benefit in fiscal 2018 and 2019. The Company also recorded $5.5 million in fiscal 2019 to revalue certain foreign deferred assets and liabilities to reflect enacted foreign statutory tax rates in Singapore and the Netherlands.
As of October 3, 2020, a portion of the Company’s undistributed foreign earnings are not considered to be indefinitely reinvested outside the U.S. and are expected to be available for use in the U.S. without incurring additional U.S. income tax.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in fiscal 2025. In fiscal 2020, 2019, and 2018, the tax incentive arrangement helped to reduce the Company’s provision for income taxes by $6.8 million or $0.11 per share, $5.0 million or $0.08 per share and $20.4 million or $0.29 per share, respectively.
The following table reflects deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2020 and 2019:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2020	2019
Accruals and reserves	$7,631	$5,514
Tax credit carryforwards	24,861	23,448
Net operating loss carryforwards	37,921	36,050
Gross deferred tax assets	$70,413	$65,012

Valuation allowance	$(65,298)	$(58,411)
Deferred tax assets, net of valuation allowance	$5,115	$6,601

Taxes on undistributed foreign earnings	$(25,676)	$(24,542)
Fixed and intangible assets	(4,297)	(7,704)
Deferred tax liabilities	$(29,973)	$(32,246)
Net deferred tax liabilities	$(24,858)	$(25,645)

Reported as
Deferred tax assets	$8,147	$6,409
Deferred tax liabilities	(33,005)	(32,054)
Net deferred tax liabilities	$(24,858)	$(25,645)
As of October 3, 2020, the Company has foreign net operating loss carryforwards of $95.7 million, state net operating loss carryforwards of $144.6 million, and U.S. federal and state tax credit carryforwards of $9.1 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2021 through 2039, except for certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.
The following table reconciles the beginning and ending balances of the Company's unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Unrecognized tax benefit, beginning of year	$12,925	$13,038	$12,062
Additions for tax positions, current year	537	410	1,482
Reductions for tax positions, prior year	(398)	(523)	(506)
Unrecognized tax benefit, end of year	$13,064	$12,925	$13,038
The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. The amount of interest and penalties related to unrecognized tax benefit recorded in fiscal 2020 provision for (benefit from) income taxes is not material. As of October 3, 2020, the Company has recognized $1.6 million of accrued interest and penalties related to unrecognized tax benefit within the income tax payable for uncertain tax positions and approximately $13.2 million of unrecognized tax benefit, including related interest and penalties, that if recognized, would impact the Company's effective tax rate.
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
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years from fiscal 2017 remain subject to examination. For most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carryforwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company's foreign tax returns are currently

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
under examination by tax authorities in multiple foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

NOTE 15: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the "CODM") in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer is the CODM. The CODM does not review discrete asset information. The Company operates two reportable segments consisting of: (1) Capital Equipment; and (ii) Aftermarket Products and Services ("APS").
The following table reflects operating information by segment for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Net revenue:
Capital Equipment	$462,059	$386,820	$719,390
APS	161,117	153,232	169,731
Net revenue	623,176	540,052	889,121
Income from operations:
Capital Equipment	22,069	(12,577)	132,563
APS	36,440	34,187	34,069
Income from operations	$58,509	$21,610	$166,632
We have considered: (1) information that is regularly reviewed by our CODM as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) other financial data, including information that we include in our earnings releases but which is not included in our financial statements, to disaggregate revenues by end markets served. The principal category we use to disaggregate revenues is by the end markets served in the Capital Equipment segment.
The following table reflects net revenue by Capital Equipment end markets served for fiscal 2020, 2019, and 2018

	Fiscal
(in thousands)	2020	2019	2018
General Semiconductor	$253,632	$180,693	$367,157
Automotive & Industrial	57,124	77,106	127,846
LED	76,572	56,138	78,906
Memory	35,096	43,432	104,842
Advanced Packaging	$39,635	$29,451	$40,639
Total Capital Equipment revenue	$462,059	$386,820	$719,390

The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2020, 2019, and 2018.

	Fiscal
(in thousands)	2020	2019	2018
Capital expenditures:
Capital Equipment	$5,798	$5,380	$7,029
APS	8,716	6,449	13,412
Capital expenditures	$14,514	$11,829	$20,441

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2020	2019	2018
Depreciation expense:
Capital Equipment	$6,360	$7,584	$7,435
APS	6,008	5,308	3,754
Depreciation expense	$12,368	$12,892	$11,189

	Fiscal
(in thousands)	2020	2019	2018
Amortization expense:
Capital Equipment	$4,255	$3,977	$4,203
APS	3,116	3,435	3,623
Amortization expense	$7,371	$7,412	$7,826
Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Destination sales to unaffiliated customers:
China	$321,294	$252,179	$408,567
Taiwan	64,373	63,440	126,676
Hong Kong	43,288	12,096	14,194
Malaysia	40,641	41,568	65,354
United States	36,186	36,393	68,774
Korea	30,848	15,236	38,551
Singapore	14,944	25,680	19,648
Philippines	9,439	12,057	26,372
Thailand	9,389	9,941	17,051
Japan	9,150	10,341	12,978
All other	43,624	61,121	90,956
Total destination sales to unaffiliated customers	$623,176	$540,052	$889,121

	Fiscal
(in thousands)	2020	2019	2018
Long-lived assets:
Singapore	$16,499	$25,620	$30,240
United States	34,180	27,665	23,696
China	25,032	18,969	18,333
Israel	9,758	8,288	8,460
All other	14,234	6,981	6,944
Total long-lived assets	$99,703	$87,523	$87,673

NOTE 16: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the reserve for product warranty activity for fiscal 2020, 2019, and 2018:

	Fiscal
(in thousands)	2020	2019	2018
Reserve for warranty, beginning of period	$14,185	$14,474	$13,796
Provision for warranty	14,004	12,140	12,603
Changes in the estimation of warranty reserve	(5,417)	—	—
Utilization of reserve	(13,196)	(12,429)	(11,925)
Reserve for warranty, end of period	$9,576	$14,185	$14,474

For the change in estimation of warranty reserve, see Note 1 for details.
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of October 3, 2020:

		Payments due by fiscal year
(in thousands)	Total	2020	2021	2022	2023	Thereafter
Inventory purchase obligation (1)	$152,832	$152,832	$—	$—	$—	$—

(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2020, 2019, and 2018:

	Fiscal
	2020	2019	2018
Haoseng Industrial Co., Ltd (1)	*	*	12.8%
* Represents less than 10% of total net revenue
(1) Distributor of the Company's products
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of October 3, 2020 and September 28, 2019:

	As of
	October 3, 2020	September 28, 2019
Forehope Electronic Co., Ltd	20.0%	15.3%
Regent Manner Limited	10.3%	*
Xinye Electronics Co. (1)	*	16.0%
Super Power International Ltd. (1)	*	13.5%
 * Represents less than 10% of total accounts receivable
(1) Distributor of the Company's products

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
Presented below is a summary of the unaudited quarterly financial information for fiscal 2020 and 2019 (in thousands, except per share amounts).

	Fiscal 2020 for the Quarter Ended
(in thousands, except per share amounts)	December 28	March 28	June 27	October 3	Fiscal 2020
Net revenue	$144,297	$150,741	$150,450	$177,688	$623,176
Gross profit	70,364	69,303	69,423	88,885	297,975
Income from operations	13,414	11,076	10,971	23,048	58,509
Provision for income taxes	2,133	1,162	690	8,013	11,998
Net income	$13,477	$11,888	$11,151	$15,784	$52,300

Cash dividend declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

Net income per share (1):
Basic	$0.21	$0.19	$0.18	$0.26	$0.83
Diluted	$0.21	$0.19	$0.18	$0.25	$0.83

Weighted average shares outstanding:
Basic	63,557	63,679	62,313	61,791	62,828
Diluted	64,139	64,219	62,833	62,411	63,359

	Fiscal 2019 for the Quarter Ended
(in thousands, except per share amounts)	December 29	March 30	June 29	September 28	Fiscal 2019
Net revenue	$157,208	$115,908	$127,109	$139,827	$540,052
Gross profit	74,799	55,573	58,780	65,438	254,590
Income from operations	14,555	(2,465)	1,827	7,693	21,610
Provision for (benefit from) income taxes	10,570	4,672	3,864	3,804	22,910
Net income / (loss)	$7,517	$(3,555)	$1,287	$6,404	$11,653

Cash dividend declared per share	$0.12	$0.12	$0.12	$0.12	$0.48

Net income / (loss) per share (1):
Basic	$0.11	$(0.05)	$0.02	$0.10	$0.18
Diluted	$0.11	$(0.05)	$0.02	$0.10	$0.18

Weighted average shares outstanding:
Basic	67,176	65,930	64,683	63,401	65,286
Diluted	67,851	65,930	65,431	64,251	65,948
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2020 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of October 3, 2020. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on that assessment, management has concluded that, as of October 3, 2020, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of October 3, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the three months ended October 3, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019	39
	Consolidated Statements of Operations for fiscal 2020, 2019 and 2018	40
	Consolidated Statements of Comprehensive Income for fiscal 2020, 2019 and 2018	41
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2020, 2019 and 2018	42
	Consolidated Statements of Cash Flows for fiscal 2020, 2019 and 2018	43
	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	77
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
(3)	Exhibits:
	See "Exhibit Index" within Item 15 below.	77

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

Fiscal 2020:	Beginning of period	Charged to Costs and Expenses		Other Additions		Other Deductions		End of period
Allowance for doubtful accounts	$597	$371		$—		$—	(1)	$968

Inventory reserve	$29,313	$4,170		$—		$(2,320)	(2)	$31,163

Valuation allowance for deferred taxes	$58,411	$6,887	(3)	$—		$—		$65,298

Fiscal 2019:
Allowance for doubtful accounts	$385	$212		$—		$—	(1)	$597

Inventory reserve	$26,889	$2,657		$—		$(233)	(2)	$29,313

Valuation allowance for deferred taxes	$37,249	$—		$21,162	(3)	$—		$58,411

Fiscal 2018:
Allowance for doubtful accounts	$79	$383		$—		$(77)	(1)	$385

Inventory reserve	$24,639	$4,897		$—		$(2,647)	(2)	$26,889

Valuation allowance for deferred taxes	$29,614	$—		$7,635	(3)	$—		$37,249

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects the net increase in the valuation allowance primarily associated with the Company's U.S. tax credits, U.S. and foreign net operating losses and other deferred tax assets.

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 20, 2020

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 20, 2020
Fusen Chen	(principal executive officer)

/s/ LESTER WONG	Senior Vice President and Chief Financial Officer	November 20, 2020
Lester Wong	(principal financial officer and principal accounting officer)

/s/ GREGORY F. MILZCIK	Director	November 20, 2020
Gregory F. Milzcik

/s/ CHIN HU LIM	Director	November 20, 2020
Chin Hu Lim

/s/ JEFF RICHARDSON	Director	November 20, 2020
David J. Richardson

/s/ MUI SUNG YEO	Director	November 20, 2020
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 20, 2020
Peter T. Kong