Form 10-Q
period 2021-01-02
KULICKE & SOFFA INDUSTRIES INC
filed 2021-02-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021

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

As of February 1, 2021, there were 62,076,987 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

January 2, 2021

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	January 2, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$239,670	$188,127
Short-term investments	337,000	342,000
Accounts and other receivable, net of allowance for doubtful accounts of $1,001 and $968, respectively	226,665	198,640
Inventories, net	125,082	111,809
Prepaid expenses and other current assets	21,194	19,620
Total current assets	949,611	860,196
Property, plant and equipment, net	60,935	59,147
Operating right-of-use assets	22,703	22,688
Goodwill	57,339	56,695
Intangible assets, net	37,577	37,972
Deferred tax assets	8,725	8,147
Equity investments	7,593	7,535
Other assets	2,287	2,186
TOTAL ASSETS	$1,146,770	$1,054,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	89,362	57,688
Operating lease liabilities	6,379	5,903
Income taxes payable	21,472	17,540
Accrued expenses and other current liabilities	83,477	76,762
Total current liabilities	200,690	157,893
Deferred tax liabilities	33,015	33,005
Income taxes payable	73,805	74,957
Operating lease liabilities	18,228	18,325
Other liabilities	13,416	12,392
TOTAL LIABILITIES	$339,154	$296,572

Commitments and contingent liabilities (Note 15)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 62,053 and 61,558 shares, respectively	538,449	539,213
Treasury stock, at cost, 23,311 and 23,806 shares, respectively	(391,870)	(394,817)
Retained earnings	655,795	616,119
Accumulated other comprehensive income/(loss)	5,242	(2,521)
TOTAL SHAREHOLDERS' EQUITY	$807,616	$757,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,146,770	$1,054,566
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	January 2, 2021	December 28, 2019
Net revenue	$267,857	$144,297
Cost of sales	146,371	73,933
Gross profit	121,486	70,364
Selling, general and administrative	35,900	28,658
Research and development	31,544	28,292
Operating expenses	67,444	56,950
Income from operations	54,042	13,414
Interest income	651	2,839
Interest expense	(32)	(583)
Income before income taxes	54,661	15,670
Provision for income taxes	6,298	2,133
Share of results of equity-method investee, net of tax	—	60
Net income	$48,363	$13,477

Net income per share:
Basic	$0.78	$0.21
Diluted	$0.77	$0.21

Weighted average shares outstanding:
Basic	61,965	63,557
Diluted	62,740	64,139
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	January 2, 2021	December 28, 2019
Net income	$48,363	$13,477
Other comprehensive income:
Foreign currency translation adjustment	7,186	2,514
Unrecognized actuarial loss on pension plan, net of tax	(139)	(25)
	7,047	2,489

Derivatives designated as hedging instruments:
Unrealized gain on derivative instruments, net of tax	1,006	607
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(290)	197
Net increase from derivatives designated as hedging instruments, net of tax	716	804

Total other comprehensive gain	7,763	3,293

Comprehensive income	$56,126	$16,770
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	8	96	77	—	—	173
Repurchase of common stock	(48)	—	(1,206)	—	—	(1,206)
Issuance of shares for equity-based compensation	535	(4,076)	4,076	—	—	—
Equity-based compensation	—	3,216	—	—	—	3,216
Cash dividend declared	—	—	—	(8,687)	—	(8,687)
Components of comprehensive income:
Net income	—	—	—	48,363	—	48,363
Other comprehensive income	—	—	—	—	7,763	7,763
Total comprehensive income	—	—	—	48,363	7,763	56,126
Balances as of January 2, 2021	62,053	$538,449	$(391,870)	$655,795	$5,242	$807,616

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	9	131	91	—	—	222
Repurchase of common stock	(224)	—	(5,369)	—	—	(5,369)
Issuance of shares for equity-based compensation	800	(7,653)	7,653	—	—	—
Equity-based compensation	—	3,387	—	—	—	3,387
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(7,651)	—	(7,651)
Components of comprehensive income:
Net income	—	—	—	13,477	—	13,477
Other comprehensive income	—	—	—	—	3,293	3,293
Total comprehensive income	—	—	—	13,477	3,293	16,770
Balances as of December 28, 2019	63,758	$529,455	$(346,837)	$599,682	$(6,647)	$775,653

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	January 2, 2021	December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,363	$13,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,147	4,759
Equity-based compensation and employee benefits	3,389	3,609
Adjustment for doubtful accounts	33	17
Adjustment for inventory valuation	(48)	1,060
Deferred taxes	(568)	966
(Gain)/loss on disposal of property, plant and equipment	(14)	—
Unrealized foreign currency translation	2,230	1,471
Share of results of equity-method investee	—	60
Changes in operating assets and liabilities:
Accounts and other receivable	(28,608)	(2,961)
Inventories	(13,115)	(6,974)
Prepaid expenses and other current assets	(856)	(746)
Accounts payable, accrued expenses and other current liabilities	38,983	7,987
Income taxes payable	2,778	1,016
Other, net	921	1,287
Net cash provided by operating activities	58,635	25,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,897)	(2,225)
Proceeds from sales of property, plant and equipment	121	—
Purchase of equity investments	—	(1,288)
Purchase of short-term investments	(80,000)	(20,000)
Maturity of short-term investments	85,000	130,000
Net cash provided by investing activities	224	106,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(77)	(10)
Repurchase of common stock	(1,731)	(5,319)
Common stock cash dividends paid	(7,399)	(7,582)
Proceeds from short-term debt	—	15,063
Net cash (used in)/provided by financing activities	(9,207)	2,152
Effect of exchange rate changes on cash and cash equivalents	1,891	(477)
Changes in cash and cash equivalents	51,543	133,190
Cash and cash equivalents at beginning of period	188,127	364,184
Cash and cash equivalents at end of period	$239,670	$497,374

CASH PAID FOR:
Interest	$32	$5
Income taxes, net of refunds	$5,246	$206
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 3, 2020 and September 28, 2019, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended October 3, 2020. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2021 quarters end on January 2, 2021, April 3, 2021, July 3, 2021 and October 2, 2021. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2020 quarters ended on December 28, 2019, March 28, 2020, June 27, 2020 and October 3, 2020.
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of January 2, 2021. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended January 2, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of January 2, 2021 and October 3, 2020 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three months ended January 2, 2021, no "triggering" events occurred.
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
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

maintained at low stock levels at the customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
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

Service revenue is generally recognized over time as the services are performed. For the three months ended January 2, 2021, and December 28, 2019, the service revenue is not material.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Special/Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 10 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards is estimated using a Black-

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this ASU in the first quarter of fiscal 2021. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.
Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU requires retrospective adoption to the date we adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We adopted this ASU in the first quarter of fiscal 2021. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.
Income Taxes
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of January 2, 2021 and October 3, 2020:

	As of
(in thousands)	January 2, 2021	October 3, 2020

Short-term investments, available-for-sale(1)	$337,000	$342,000

Inventories, net:
Raw materials and supplies	$66,503	$60,205
Work in process	44,818	39,753
Finished goods	42,774	43,015
	154,095	142,973
Inventory reserves	(29,013)	(31,164)
	$125,082	$111,809
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,194	22,830
Leasehold improvements	24,199	23,111
Data processing equipment and software	39,081	38,524
Machinery, equipment, furniture and fixtures	83,942	80,953
Construction in progress	8,407	7,111
	181,005	174,711
Accumulated depreciation	(120,070)	(115,564)
	$60,935	$59,147
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$34,019	$22,759
Wages and benefits	29,795	37,237
Dividend payable	8,687	7,397
Commissions and professional fees	3,769	2,716
Severance	66	449
Other	7,141	6,204
	$83,477	$76,762

(1)All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended January 2, 2021 and December 28, 2019.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2020 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a noncash impairment in the future.
During the three months ended January 2, 2021, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended January 2, 2021, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reporting segments as of January 2, 2021 and October 3, 2020:

	As of
(in thousands)	January 2, 2021	October 3, 2020
Capital Equipment	$30,783	$30,274
Aftermarket Products and Services ("APS")	26,556	26,421
Total goodwill	$57,339	$56,695

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of January 2, 2021 and October 3, 2020:

	As of		Average estimated
(dollar amounts in thousands)	January 2, 2021	October 3, 2020	useful lives (in years)
Developed technology	$93,503	$91,044	7.0 to 15.0
Accumulated amortization	(56,356)	(54,293)
Net developed technology	$37,147	$36,751

Customer relationships	$37,030	$36,307	5.0 to 6.0
Accumulated amortization	(37,018)	(35,587)
Net customer relationships	$12	$720

Trade and brand names	$7,523	$7,404	7.0 to 8.0
Accumulated amortization	(7,105)	(6,903)
Net trade and brand names	$418	$501

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$37,577	$37,972

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of January 2, 2021:

As of
(in thousands)	January 2, 2021
Remaining fiscal 2021	$3,811
Fiscal 2022	4,768
Fiscal 2023	4,664
Fiscal 2024	4,664
Fiscal 2025	4,664
Thereafter	15,006
Total amortization expense	$37,577

NOTE 4: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of January 2, 2021:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$61,310	$—	$—	$61,310
Cash equivalents:
Money market funds (1)	98,371	—	(18)	98,353
Time deposits (2)	80,007	—	—	80,007
Total cash and cash equivalents	$239,688	$—	$(18)	$239,670
Short-term investments (2):
Time deposits	238,000	—	—	238,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$337,000	$—	$—	$337,000
Total cash, cash equivalents and short-term investments	$576,688	$—	$(18)	$576,670
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.
(3)Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents and short-term investments consisted of the following as of October 3, 2020:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,997	$—	$—	$42,997
Cash equivalents:
Money market funds (1)	105,133	—	(10)	105,123
Time deposits (2)	40,007	—	—	40,007
Total cash and cash equivalents	$188,137	$—	$(10)	$188,127
Short-term investments (2):
Time deposits	243,000	—	—	243,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$342,000	$—	$—	$342,000
Total cash, cash equivalents and short-term investments	$530,137	$—	$(10)	$530,127
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.
(3)Represents deposits that require a notice period of three months for withdrawal.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of January 2, 2021 and October 3, 2020:

	As of
(in thousands)	January 2, 2021	October 3, 2020
Non-marketable equity securities	$6,379	$6,321
Equity method investments	1,214	1,214
Total equity investments	$7,593	$7,535

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended January 2, 2021.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of January 2, 2021 and October 3, 2020 were as follows:

	As of
	January 2, 2021		October 3, 2020
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$30,066	$1,273	$37,264	$557
Total derivatives	$30,066	$1,273	$37,264	$557
(1)The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended January 2, 2021 and December 28, 2019 were as follows:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax (1)	$1,006	$607
Net gain/(loss) reclassified from accumulated OCI into income, net of tax(2)	$290	$(197)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of January 2,

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

2021, one option to extend the lease was recognized as a right-of-use ("ROU") asset, and a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheet as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheet. As of January 2, 2021 and October 3, 2020, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Operating lease expense (1)	$1,867	$1,757
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three months ended January 2, 2021 and December 28, 2019 .
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,746	$1,757
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	January 2, 2021	October 3, 2020
Operating leases:
Weighted-average remaining lease term (in years):	4.2	4.5
Weighted-average discount rate:	4.9%	4.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	January 2, 2021
Remainder of 2021	$6,106
2022	6,790
2023	6,507
2024	3,536
2025	2,509
Thereafter	1,854
Total minimum lease payments	$27,302
Less: Interest	$2,695
Present value of lease obligations	$24,607
Less: Current portion	$6,379
Long-term portion of lease obligations	$18,228

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 9: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of January 2, 2021, the outstanding amount under this facility was $3.5 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of January 2, 2021, there were no outstanding amounts under the Overdraft Facility.

NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Cash	$419	$357
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended January 2, 2021, the Company repurchased a total of approximately 48.0 thousand shares of common stock under the Program at a cost of approximately $1.2 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of January 2, 2021, our remaining stock repurchase authorization under the Program was approximately $140.9 million.
Dividends

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

On December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. Dividends paid during the three months ended January 2, 2021 totaled $7.4 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income/ loss reflected on the Consolidated Condensed Balance Sheets as of January 2, 2021 and October 3, 2020:

	As of
(in thousands)	January 2, 2021	October 3, 2020
Gain from foreign currency translation adjustments	$7,196	$10
Unrecognized actuarial loss on pension plan, net of tax	(3,227)	(3,088)
Unrealized gain on hedging	1,273	557
Accumulated other comprehensive income/(loss)	$5,242	$(2,521)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). As of January 2, 2021, 2.8 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance from the 2009 Equity Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended January 2, 2021 and December 28, 2019 was based upon awards ultimately expected to vest, with forfeitures accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock granted during the three months ended January 2, 2021 and December 28, 2019:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(shares in thousands)	January 2, 2021	December 28, 2019
Time-based RSUs	476	475
Relative TSR PSUs	154	157
Special/Growth PSUs	51	73
Common stock	8	9
Equity-based compensation in shares	689	714
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Special/Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Cost of sales	$205	$232
Selling, general and administrative	2,279	2,735
Research and development	917	642
Total equity-based compensation expense	$3,401	$3,609
The following table reflects equity-based compensation expense, by type of award, for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Time-based RSUs	$2,635	$2,415
Relative TSR PSUs	1,042	406
Special/Growth PSUs	(461)	566
Common stock	185	222
Total equity-based compensation expense	$3,401	$3,609

NOTE 11: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended January 2, 2021, and December 28, 2019, the service revenue is not material. Please refer to Note 1: Basis of Presentation - Revenue Recognition, for disclosure on the Company's revenue recognition and Note 14: Segment Information for disclosure of revenue by reportable segment and disaggregated revenue.
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
The following table shows the changes in contract liability balances during the three months ended January 2, 2021 and December 28, 2019:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Contract liabilities, beginning of period	$2,950	$1,896
Revenue recognized	(9,850)	(3,358)
Additions	11,112	4,050
Contract liabilities, end of period	$4,212	$2,588

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands, except per share data)	January 2, 2021		December 28, 2019
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$48,363	$48,363	$13,477	$13,477
DENOMINATOR:
Weighted average shares outstanding - Basic	61,965	61,965	63,557	63,557
Dilutive effect of Equity Plans		775		582
Weighted average shares outstanding - Diluted		62,740		64,139
EPS:
Net income per share - Basic	$0.78	$0.78	$0.21	$0.21
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$0.77		$0.21

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021	December 28, 2019
Provision for income taxes	$6,298	$2,133
Effective tax rate	11.5%	13.6%
The increase in provision for income taxes and decrease in effective tax rate for the three months ended January 2, 2021 as compared to the three months ended December 28, 2019 is primarily related to an increase in profitability, principally earned in lower tax jurisdictions, and foreign minimum tax, offset by the net release of valuation allowances recorded against certain loss and credit carryforwards due to an increase in profitability in the corresponding jurisdictions in fiscal 2021.
For the three months ended January 2, 2021, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives, tax credits, and the net release of valuation allowances recorded against certain loss and credit carryforwards, partially offset by foreign withholding taxes, taxes on unrepatriated foreign earnings, deemed income, and foreign minimum tax.

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
The following table reflects operating information by segment for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Net revenue:
Capital Equipment	$223,089	$102,324
APS	44,768	41,973
Net revenue	267,857	144,297
Income from operations:
Capital Equipment	44,895	2,708
APS	9,147	10,706
Income from operations	$54,042	$13,414
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
The following table reflects net revenue by Capital Equipment end markets served for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
General Semiconductor (1)	$163,586	$57,750
Automotive & Industrial	22,972	21,780
LED	32,381	11,891
Memory	4,150	10,903
Total Capital Equipment revenue	$223,089	$102,324

(1)The Company noted a growing portion of the general semiconductor and LED end market is increasing in complexity and driving more capital intensity, therefore demanding more advanced packaging solutions. This has reduced the relevance of the advanced packaging end market. In view of this, sales previously defined as advanced packaging will be primarily categorized within the general semiconductor end market.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Capital expenditures:
Capital Equipment	$2,139	$1,075
APS	1,548	1,250
	$3,687	$2,325

Depreciation expense:
Capital Equipment	$1,563	$1,543
APS	1,626	1,399
	$3,189	$2,942

Amortization expense:
Capital Equipment	$1,051	$975
APS	907	842
	$1,958	$1,817

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
The following table reflects the reserve for warranty activity for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Reserve for warranty, beginning of period	$9,576	$14,185
Provision for warranty	5,300	3,495
Utilization of reserve	(2,740)	(2,966)
Reserve for warranty, end of period	$12,136	$14,714
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of January 2, 2021:

		Payments due by fiscal year
(in thousands)	Total	2021	2022	2023	2024	2025	thereafter
Inventory purchase obligation (1)	$362,675	$362,675	$—	$—	$—	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
	January 2, 2021	December 28, 2019
ASE Technology Holding	22.7%	*
Haoseng Industrial Co., Ltd (1)	11.3%	*
(1)Distributor of the Company's products.
* Represented less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of January 2, 2021 and December 28, 2019:

	As of
	January 2, 2021	December 28, 2019
Forehope Electronic Co., Ltd	17.5%	14.0%
Haoseng Industrial Co., Ltd (1)	14.4%	*
Xinye (HK) Electronics. Co (1)	*	14.1%
Super Power International (1)	*	10.4%
(1)Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 16: SUBSEQUENT EVENTS
On January 19, 2021, the Company entered into and closed a Stock Purchase Agreement with Uniqarta, Inc. ("Uniqarta") and the equity holders of Uniqarta to purchase all of Uniqarta's outstanding equity interests. The purchase price consisted of approximately $26 million in cash paid at closing. Uniqarta is a developer of laser transfer technology and the acquisition expands the Company's presence in the LED end market. Upon the closing of the acquisition on January 19, 2021, Uniqarta became a wholly-owned subsidiary of the Company. The Company is in the process of determining the purchase price allocation for this acquisition.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (the “Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
OVERVIEW
Kulicke and Soffa Industries, Inc. ("we," the "Company" or "K&S") is a leading provider of semiconductor, LED and electronic assembly solutions serving the global automotive, consumer, communications, computing and industrial markets. Founded in 1951, we pride ourselves on establishing foundations for technological advancement-creating, pioneering interconnect solutions that enable performance improvements, power efficiency, form-factor reductions and assembly excellence of current and next-generation semiconductor devices. Leveraging decades of development and process technology expertise, our expanding portfolio provides equipment solutions, aftermarket products and services supporting a comprehensive set of interconnect technologies including wire bonding, advanced packaging, lithography, and electronics assembly. Dedicated to empowering technological discovery, always, we collaborate with customers and technology partners to push the boundaries of possibility, enabling a smarter future.
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
The Company operates two reportable segments consisting of: Capital Equipment and Aftermarket Products and Services ("APS"). The Company has aggregated twelve operating segments as of January 2, 2021, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 97.5% and 91.7% of our net revenue for the three months ended January 2, 2021 and December 28, 2019, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 48.6% and 50.3% of our net revenue for the three months ended January 2, 2021 and December 28, 2019, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed below, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive market with a resulting softening demand. While the Company anticipates long-term growth in semiconductor consumption, the adverse impacts on demand, which began in the fourth quarter of fiscal 2018, may continue through fiscal 2021 and beyond.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of January 2, 2021, our total cash, cash equivalents and short-term investments were

$576.7 million, a $46.5 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2021
COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, created volatility in equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions. As these measures were relaxed, in certain jurisdictions there has been a resurgence of illnesses, which has led to more severe restrictions.
In response to the pandemic, we have temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan ("BCP"), which measures have disrupted how we operate our business. While we are currently operating at nearly full capacity in all of our manufacturing locations, work-from-home practices were instituted across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position. As certain countries relaxed the measures over the past few months, we have restarted certain activities in accordance with local guidelines.
We have not experienced significant delays in customer deliveries, but our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions. Demand for our products was consistent with or exceeded our expectations for the first quarter of fiscal 2021. We believe semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector could continue to see short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. For fiscal 2021, we have received a $1.3 million COVID-19-related grant from the Singapore government as well as other measures including rental rebates and social insurance exemption, which are not material to our operating results.
Based on our current evaluation, the pandemic has not had a material impact on our financial condition and operating results in fiscal 2021 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. However, as this is a highly dynamic situation, and it is still developing rapidly, including as new strains of COVID-19 emerge, there is uncertainty surrounding our business, and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For other information, please see the Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Net revenue	$267,857	$144,297	$123,560	85.6%
Cost of sales	146,371	73,933	72,438	98.0%
Gross profit	121,486	70,364	51,122	72.7%
Selling, general and administrative	35,900	28,658	7,242	25.3%
Research and development	31,544	28,292	3,252	11.5%
Operating expenses	67,444	56,950	10,494	18.4%
Income from operations	$54,042	$13,414	$40,628	302.9%
Net Revenue
Our net revenues for the three months ended January 2, 2021 increased as compared to our net revenues for the three months ended December 28, 2019. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following tables reflect net revenue by business segment for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021		December 28, 2019		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$223,089	83.3%	$102,324	70.9%	$120,765	118.0%
APS	44,768	16.7%	41,973	29.1%	2,795	6.7%
Total net revenue	$267,857	100.0%	$144,297	100.0%	$123,560	85.6%
Capital Equipment
For the three months ended January 2, 2021, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by growing demand in the general semiconductor end market for consumer applications and telecommunication infrastructure renewal for 5G buildout and in the LED end market for both the adoption of the advanced LED display and sequential improvements for general lighting LED. This was partially offset by unfavorable price variance due to less favorable customer mix.
APS
For the three months ended January 2, 2021, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares and services. This was partially offset by lower volume in the wire bonding tools business.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended		Basis Point
	January 2, 2021	December 28, 2019	Change
Capital Equipment	43.0%	45.2%	(220)
APS	57.0%	57.4%	(40)
Total gross profit margin	45.4%	48.8%	(340)
Capital Equipment
For the three months ended January 2, 2021, the lower Capital Equipment gross profit margin as compared to the prior year period was primarily driven by less favorable product mix.
APS
For the three months ended January 2, 2021, the APS gross profit margin was generally consistent with the prior year period.
Income from Operations
For the three months ended January 2, 2021, the higher income from operations as compared to the prior year period was primarily due to higher contribution from Capital Equipment as a result of increased Capital Equipment revenue, as discussed above.
The following tables reflect income from operations by business segment for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Capital Equipment	$44,895	$2,708	$42,187	1,557.9%
APS	9,147	10,706	(1,559)	(14.6)%
Total income from operations	$54,042	$13,414	$40,628	302.9%
Capital Equipment
For the three months ended January 2, 2021, the higher Capital Equipment income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above.
APS
For the three months ended January 2, 2021, the lower APS income from operations as compared to the prior year period was primarily due to unfavorable foreign exchange impact.
Operating Expenses
The following tables reflect operating expenses for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Selling, general & administrative	$35,900	$28,658	$7,242	25.3%
Research & development	31,544	28,292	3,252	11.5%
Total	$67,444	$56,950	$10,494	18.4%
Selling, General and Administrative (“SG&A”)
For the three months ended January 2, 2021, the higher SG&A expenses as compared to the prior year period were primarily due to $4.4 million higher staff costs related to an increase in incentive compensation and headcount, $3.1 million unfavorable variance in foreign exchange and $1.4 million higher professional expenses. These were partially offset by a $1.3 million COVID-19-related grant received from the Singapore government and $0.3 million lower restructuring expenses.
Research and Development (“R&D”)
For the three months ended January 2, 2021, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in incentive compensation and headcount.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021	December 28, 2019	$ Change	% Change
Interest income	$651	$2,839	$(2,188)	(77.1)%
Interest expense	$(32)	$(583)	$(551)	(94.5)%
Interest income
For the three months ended January 2, 2021, the lower interest income as compared to the prior year period was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments.
Interest expense
For the three months ended January 2, 2021, the lower interest expense as compared to prior year period was primarily due to the absence of interest expense related to the Overdraft Facility. Please refer to Note 9 of Item 1 for discussion on the facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(dollar amounts in thousands)	January 2, 2021	December 28, 2019	Change
Provision for income taxes	$6,298	$2,133	$4,165
Effective tax rate	11.5%	13.6%	(2.1)%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended January 2, 2021 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of January 2, 2021 and October 3, 2020:

	As of
(dollar amounts in thousands)	January 2, 2021	October 3, 2020	$ Change
Cash and cash equivalents	$239,670	$188,127	$51,543
Short-term investments	337,000	342,000	(5,000)
Total cash, cash equivalents, and short-term investments	$576,670	$530,127	$46,543
Percentage of total assets	50.3%	50.3%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the three months ended January 2, 2021 and December 28, 2019:

	Three months ended
(in thousands)	January 2, 2021	December 28, 2019
Net cash provided by operating activities	$58,635	$25,028
Net cash provided by investing activities	224	106,487
Net cash (used in)/provided by financing activities	(9,207)	2,152
Effect of exchange rate changes on cash and cash equivalents	1,891	(477)
Changes in cash and cash equivalents	$51,543	$133,190
Cash and cash equivalents, beginning of period	188,127	364,184
Cash and cash equivalents, end of period	$239,670	$497,374
Three months ended January 2, 2021
Net cash provided by operating activities was primarily due to net income of $48.4 million, non-cash adjustments to net income of $10.2 million and a net change in operating assets and liabilities of $0.1 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts payable, accrued expenses and other current liabilities of $39.0 million, and an increase in income taxes payable of $2.8 million. This was partially offset by an increase in accounts and other receivable of $28.6 million, and an increase in inventory of $13.1 million.
The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases, and higher accruals on customer rebate in the first quarter of fiscal 2021. The increase in income taxes payable was mainly due to additional tax payable. The increase in accounts and other receivable was due to increase in sales. The increase in inventory was due to higher manufacturing activities in anticipation of higher demand in subsequent periods.
Net cash provided by investing activities was due to net redemption of short-term investments of $5.0 million. This was partially offset by capital expenditures of $4.9 million.
Net cash used in financing activities was primarily due to common stock repurchases of $1.7 million and dividend payments of $7.4 million.
Three months ended December 28, 2019
Net cash provided by operating activities was primarily due to net income of $13.5 million and non-cash adjustments to net income of $11.9 million and the decrease in net change in operating assets and liabilities of $0.4 million. The decrease in net change in operating assets and liabilities was primarily driven by a increase in inventory of $7.0 million, and an increase in accounts and notes receivables of $3.0 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $8.0 million, and an increase of income taxes payable of $1.0 million.
The increase in inventory was due to higher manufacturing activities in first quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019 in anticipation of higher demand in subsequent period. The increase in accounts receivable was due to higher sales in the first quarter of fiscal 2020 as compared to the fourth quarter of fiscal 2019. The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases made in the first quarter of fiscal 2020. The increase in income taxes payable was mainly due to additional tax payable.
Net cash provided by investing activities was due to net redemption of short-term investments of $110.0 million. This was partially offset by capital expenditures of $2.2 million and an equity investment of $1.3 million.
Net cash used in financing activities was primarily due to proceeds from the Overdraft Facility of $15.1 million. This was partially offset by common stock repurchases of $5.3 million and dividend payments of $7.6 million.
Fiscal 2021 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2021 capital expenditures to be between approximately $32.0 million and $36.0 million, of which approximately $3.7 million has been incurred through the first quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations, improvements to our information technology security, the continuing implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions, including the impact from the COVID-19 pandemic, as well as financial, business and other factors, some of which are beyond our control.

As of January 2, 2021 and October 3, 2020, approximately $542.0 million and $492.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s international operations and capital requirements are anticipated to be funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are anticipated to be funded primarily by cash generated from U.S. operating activities, and by our existing Facility Agreements. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. income taxes. We believe these sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, repayment of outstanding balances under the Facility Agreements, the dividend program, and the share repurchase program as approved by the Board of Directors.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended January 2, 2021, the Company repurchased a total of approximately 48.0 thousand shares of common stock under the Program at a cost of approximately $1.2 million. As of January 2, 2021, our remaining stock repurchase authorization under the Program was approximately $140.9 million.
Dividends
On December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. Dividends paid during the three months ended January 2, 2021 totaled $7.4 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of January 2, 2021, the Company has deferred tax liabilities of $33.0 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $13.1 million, inclusive of accrued interest on uncertain tax positions of $1.6 million, substantially all of which would affect our effective tax rate in the future, if recognized. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. These amounts are not included in the table below because given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the timing or financial outcomes of these examinations. When estimating its tax positions, the Company considers and evaluates numerous complex areas of taxation, which may require periodic adjustments and which may not reflect the final tax liabilities.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of January 2, 2021:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$362,675	$362,675	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	70,224	9,495	13,128	29,365	18,236
Asset retirement obligations (3) (reflected on our Consolidated Condensed Balance Sheets)	2,002	302	1,408	150	142
Total	$434,901	$372,472	$14,536	$29,515	$18,378
(1)We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S Tax Cuts and Job Act.
(3)Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.
Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of January 2, 2021, the outstanding amount under this facility was $3.5 million.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary") or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of January 2, 2021, there were no outstanding amounts under the Overdraft Facility.
As of January 2, 2021, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of January 2, 2021, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $30.1 million outstanding as of January 2, 2021.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2021 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended January 2, 2021 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1. - LEGAL PROCEEDINGS
From time to time, we may be a plaintiff or defendant in cases arising out of our business. We are party to ordinary, routine litigation incidental to our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of any currently pending matters will have a material adverse effect on our business, financial condition or operating results.

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended January 2, 2021 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 4, 2020 to October 31, 2020	39	$24.51	39	$141.2
November 1, 2020 to December 5, 2020	7	$27.89	7	$141.0
December 6, 2020 to January 2, 2021	2	$31.94	2	$140.9
For the three months ended January 2, 2021	48		48
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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 5, 2021	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President and Chief Financial Officer