Form 10-Q
period 2021-04-03
KULICKE & SOFFA INDUSTRIES INC
filed 2021-05-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File No. 0-121
KULICKE AND SOFFA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

23A Serangoon North Avenue 5, #01-01, Singapore 554369
1005 Virginia Dr., Fort Washington, PA 19034
(Address of principal executive offices and Zip Code)
(215) 784-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Without Par Value	KLIC	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, there were 62,053,534 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 3, 2021

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	April 3, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$257,333	$188,127
Short-term investments	307,000	342,000
Accounts and other receivable, net of allowance for doubtful accounts of $942 and $968, respectively	307,934	198,640
Inventories, net	139,999	111,809
Prepaid expenses and other current assets	23,471	19,620
Total current assets	1,035,737	860,196
Property, plant and equipment, net	61,965	59,147
Operating right-of-use assets	21,346	22,688
Goodwill	73,548	56,695
Intangible assets, net	46,046	37,972
Deferred tax assets	9,668	8,147
Equity investments	6,371	7,535
Other assets	2,292	2,186
TOTAL ASSETS	$1,256,973	$1,054,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	123,832	57,688
Operating lease liabilities	6,171	5,903
Income taxes payable	25,183	17,540
Accrued expenses and other current liabilities	104,386	76,762
Total current liabilities	259,572	157,893
Deferred tax liabilities	33,395	33,005
Income taxes payable	67,234	74,957
Operating lease liabilities	16,741	18,325
Other liabilities	13,171	12,392
TOTAL LIABILITIES	$390,113	$296,572

Commitments and contingent liabilities (Note 16)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 62,061 and 61,558 shares, respectively	542,112	539,213
Treasury stock, at cost, 23,303 and 23,806 shares, respectively	(392,680)	(394,817)
Retained earnings	718,427	616,119
Accumulated other comprehensive loss	(999)	(2,521)
TOTAL SHAREHOLDERS' EQUITY	$866,860	$757,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,256,973	$1,054,566
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net revenue	$340,163	$150,741	$608,020	$295,038
Cost of sales	191,673	81,438	338,044	155,371
Gross profit	148,490	69,303	269,976	139,667
Selling, general and administrative	30,508	29,160	66,408	57,818
Research and development	34,868	29,067	66,412	57,359
Operating expenses	65,376	58,227	132,820	115,177
Income from operations	83,114	11,076	137,156	24,490
Interest income	586	2,675	1,237	5,514
Interest expense	(74)	(661)	(106)	(1,244)
Income before income taxes	83,626	13,090	138,287	28,760
Provision for income taxes	12,212	1,162	18,510	3,295
Share of results of equity-method investee, net of tax	94	40	94	100
Net income	$71,320	$11,888	$119,683	$25,365

Net income per share:
Basic	$1.15	$0.19	$1.93	$0.40
Diluted	$1.13	$0.19	$1.90	$0.39

Weighted average shares outstanding:
Basic	62,068	63,679	62,023	63,675
Diluted	63,237	64,219	63,118	64,266
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Six months ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$71,320	$11,888	$119,683	$25,365
Other comprehensive income:
Foreign currency translation adjustment	(5,200)	(835)	1,986	1,679
Unrecognized actuarial gain/(loss) on pension plan, net of tax	219	(41)	80	(66)
	(4,981)	(876)	2,066	1,613

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(572)	(1,981)	434	(1,374)
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(688)	72	(978)	269
Net decrease from derivatives designated as hedging instruments, net of tax	(1,260)	(1,909)	(544)	(1,105)

Total other comprehensive (loss)/gain	(6,241)	(2,785)	1,522	508

Comprehensive income	$65,079	$9,103	$121,205	$25,873
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	8	96	77	—	—	173
Repurchase of common stock	(48)	—	(1,206)	—	—	(1,206)
Issuance of shares for equity-based compensation	535	(4,076)	4,076	—	—	—
Equity-based compensation	—	3,216	—	—	—	3,216
Cash dividend declared	—	—	—	(8,687)	—	(8,687)
Components of comprehensive income:
Net income	—	—	—	48,363	—	48,363
Other comprehensive income	—	—	—	—	7,763	7,763
Total comprehensive income	—	—	—	48,363	7,763	56,126
Balances as of January 2, 2021	62,053	$538,449	$(391,870)	$655,795	$5,242	$807,616
Issuance of stock for services rendered	7	130	55	—	—	185
Repurchase of common stock	(23)	—	(1,110)	—	—	(1,110)
Issuance of shares for equity-based compensation	24	(245)	245	—	—	—
Equity-based compensation	—	3,778	—	—	—	3,778
Cash dividend declared	—	—	—	(8,688)	—	(8,688)
Components of comprehensive income:
Net income	—	—	—	71,320	—	71,320
Other comprehensive loss	—	—	—	—	(6,241)	(6,241)
Total comprehensive income/(loss)	—	—	—	71,320	(6,241)	65,079
Balances as of April 3, 2021	62,061	$542,112	$(392,680)	$718,427	$(999)	$866,860

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	9	131	91	—	—	222
Repurchase of common stock	(224)	—	(5,369)	—	—	(5,369)
Issuance of shares for equity-based compensation	800	(7,653)	7,653	—	—	—
Equity-based compensation	—	3,387	—	—	—	3,387
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(7,651)	—	(7,651)
Components of comprehensive income:
Net income	—	—	—	13,477	—	13,477
Other comprehensive income	—	—	—	—	3,293	3,293
Total comprehensive income	—	—	—	13,477	3,293	16,770
Balances as of December 28, 2019	63,758	$529,455	$(346,837)	$599,682	$(6,647)	$775,653
Issuance of stock for services rendered	8	142	79	—	—	221
Repurchase of common stock	(872)	—	(18,522)	—	—	(18,522)
Issuance of shares for equity-based compensation	19	(185)	185	—	—	—
Equity-based compensation	—	3,500	—	—	—	3,500
Cash dividend declared	—	—	—	(7,557)	—	(7,557)
Components of comprehensive income/(loss)
Net income	—	—	—	11,888	—	11,888
Other comprehensive loss	—	—	—	—	(2,785)	(2,785)
Total comprehensive income/(loss)	—	—	—	11,888	(2,785)	9,103
Balances as of March 28, 2020	62,913	$532,912	$(365,095)	$604,013	$(9,432)	$762,398

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	April 3, 2021	March 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,683	$25,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,748	9,528
Equity-based compensation and employee benefits	7,364	7,330
(Gain)/loss on disposal of equity method investments	(1,046)	—
Adjustment for doubtful accounts	(18)	(95)
Adjustment for inventory valuation	1,136	2,176
Deferred taxes	(3,169)	1,081
(Gain)/loss on disposal of property, plant and equipment	(14)	808
Unrealized foreign currency translation	193	842
Share of results of equity-method investee	94	100
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(109,329)	(3,821)
Inventories	(29,307)	(19,013)
Prepaid expenses and other current assets	(4,390)	(8,721)
Accounts payable, accrued expenses and other current liabilities	94,259	29,645
Income taxes payable	(80)	(5,958)
Other, net	596	(184)
Net cash provided by operating activities	85,720	39,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(26,338)	—
Purchases of property, plant and equipment	(8,899)	(4,691)
Proceeds from sales of property, plant and equipment	121	—
Purchase of equity investments	—	(1,288)
Disposal of equity-method investments	2,115	—
Purchase of short-term investments	(140,000)	(169,000)
Maturity of short-term investments	175,000	150,000
Net cash provided by/(used in) investing activities	1,999	(24,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	(22,750)	—
Proceeds from short-term debt	22,750	54,713
Payment for finance lease	(164)	(28)
Repurchase of common stock	(2,866)	(25,194)
Common stock cash dividends paid	(16,087)	(15,233)
Net cash (used in)/provided by financing activities	(19,117)	14,258
Effect of exchange rate changes on cash and cash equivalents	604	(239)
Changes in cash and cash equivalents	69,206	28,123
Cash and cash equivalents at beginning of period	188,127	364,184
Cash and cash equivalents at end of period	$257,333	$392,307

CASH PAID FOR:
Interest	$106	$26
Income taxes, net of refunds	$21,585	$8,987
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1: BASIS OF PRESENTATION
These consolidated condensed financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (“we,” “us,” “our,” or the “Company”) with appropriate elimination of intercompany balances and transactions.
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
Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 3, 2021. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended April 3, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of April 3, 2021 and October 3, 2020 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and six months ended April 3, 2021, no "triggering" events occurred.
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
For further information on goodwill and other intangible assets, please refer to Note 4 below.
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

Service revenue is generally recognized over time as the services are performed. For the three and six months ended April 3, 2021, and March 28, 2020, the service revenue is not material.

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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. Please refer to Note 11 for a summary of the

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

terms of these performance-based awards. The fair value of the Company's stock option awards is estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of April 3, 2021 and October 3, 2020:

	As of
(in thousands)	April 3, 2021	October 3, 2020

Short-term investments, available-for-sale (1)	$307,000	$342,000

Inventories, net:
Raw materials and supplies	$67,746	$60,205
Work in process	57,176	39,753
Finished goods	44,689	43,015
	169,611	142,973
Inventory reserves	(29,612)	(31,164)
	$139,999	$111,809
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,171	22,830
Leasehold improvements	23,678	23,111
Data processing equipment and software	39,434	38,524
Machinery, equipment, furniture and fixtures	85,948	80,953
Construction in progress	8,559	7,111
	182,972	174,711
Accumulated depreciation	(121,007)	(115,564)
	$61,965	$59,147
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$47,265	$22,759
Wages and benefits	36,879	37,237
Dividend payable	8,688	7,397
Commissions and professional fees	4,075	2,716
Severance	3	449
Other	7,476	6,204
	$104,386	$76,762

(1)All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended April 3, 2021 and March 28, 2020.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: BUSINESS COMBINATION
Acquisition of Uniqarta
On January 19, 2021, Kulicke and Soffa Industries, Inc. entered into a Stock Purchase Agreement with Uniqarta, Inc. ("Uniqarta") and its equity holders to purchase all of Uniqarta's outstanding equity interests. Uniqarta became a wholly-owned subsidiary of the Company. Uniqarta is a developer of laser transfer technology and the acquisition expands the Company's presence in the LED end market.
The purchase price consisted of $26.5 million in cash paid at closing. The acquisition of Uniqarta was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method.
The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of January 19, 2022. Any changes in these estimates may have a material impact on our Consolidated Condensed Statements of Operations or Consolidated Condensed Balance Sheets. At April 3, 2021, the Company held $3.6 million in escrow for a period ranging from three months to eighteen months from the acquisition date as security pending the completion of Uniqarta's obligations as seller under the Agreement.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date:

(in thousands)	January 19, 2021
Accounts and other receivable	$7
Prepaid expenses and other current assets	6
Property, plant and equipment, net	539
Goodwill	16,799
Intangible assets	11,200
Accounts payable	(77)
Accrued expenses and other current liabilities	(98)
Deferred tax liabilities	(2,038)
Total purchase price, net of cash acquired	$26,338
Tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the acquisition date.
The valuation of identifiable intangible assets acquired, representing in-process research and development ("IPR&D") and others, reflects management’s estimates based on, among other factors, use of established valuation method. The intangible assets are valued using a cost replacement method. The IPR&D intangible asset of $9.0 million is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. The other intangible assets acquired of $2.2 million are amortized over the period of estimated benefit using the straight-line method and the estimated useful life of six years. The straight-line method of amortization represents the Company's best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and includes the value of expected future cash flows of Uniqarta from expected synergies with our other affiliates and other unidentifiable intangible assets. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.
In connection with the acquisition of Uniqarta, the Company recorded deferred tax liabilities primarily relating to the acquired intangible assets, which are partially offset by the acquired tax attributes. The acquired tax attributes are comprised of net operating losses and research and development credits.
For the three and six months ended April 3, 2021, the acquired business contributed a net loss of $0.1 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

For the three and six months ended April 3, 2021, the Company incurred $1.4 million and $1.7 million of expenses related to the acquisition, respectively, which is included within selling, general and administrative expense in the Consolidated Condensed Statements of Operations.
The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on September 29, 2019, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; and (ii) the associated tax impact on the unaudited pro forma adjustments.
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

(in thousands)	Three months ended		Six months ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Revenue	$340,163	$150,741	$608,020	$295,038
Net income	$72,674	$11,839	$121,068	$23,388

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
During the three and six months ended April 3, 2021, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended April 3, 2021, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reporting segments as of April 3, 2021 and October 3, 2020:

(in thousands)	Capital Equipment	APS	Total
Balance at October 3, 2020	$30,274	$26,421	$56,695
Acquired in business combination	16,799	—	$16,799
Other	42	12	$54
Balance at April 3, 2021	$47,115	$26,433	$73,548
During the quarter ended April 3, 2021, the Company recorded goodwill relating to the acquisition of Uniqarta. For further information on the acquisition of Uniqarta, please refer to Note 3.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships, in-process research and development and trade and brand names.
The following table reflects net intangible assets as of April 3, 2021 and October 3, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of		Average estimated
(dollar amounts in thousands)	April 3, 2021	October 3, 2020	useful lives (in years)
Developed technology	$91,248	$91,044	7.0 to 15.0
Accumulated amortization	(56,612)	(54,293)
Net developed technology	$34,636	$36,751

Customer relationships	$36,355	$36,307	5.0 to 6.0
Accumulated amortization	(36,355)	(35,587)
Net customer relationships	$—	$720

In-process research and development	$9,000	$—	N.A
Accumulated amortization	—	—
Net in-process research and development	$9,000	$—

Trade and brand name	$7,414	$7,404	7.0 to 8.0
Accumulated amortization	(7,112)	(6,903)
Net trade and brand name	302	501

Other intangible assets	$4,700	$2,500	1.9 to 6.0
Accumulated amortization	(2,592)	(2,500)
Net other intangible assets	$2,108	$—

	$46,046	$37,972

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of April 3, 2021:

As of
(in thousands)	April 3, 2021
Remaining fiscal 2021	$2,629
Fiscal 2022	6,457
Fiscal 2023	6,356
Fiscal 2024	6,356
Fiscal 2025	6,356
Thereafter	17,892
Total amortization expense	$46,046

NOTE 5: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of April 3, 2021:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$148,778	$—	$—	$148,778
Cash equivalents:
Money market funds (1)	78,566	—	(18)	78,548
Time deposits (2)	30,007	—	—	30,007
Total cash and cash equivalents	$257,351	$—	$(18)	$257,333
Short-term investments (2):
Time deposits	208,000	—	—	208,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$307,000	$—	$—	$307,000
Total cash, cash equivalents and short-term investments	$564,351	$—	$(18)	$564,333
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

NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of April 3, 2021 and October 3, 2020:

	As of
(in thousands)	April 3, 2021	October 3, 2020
Non-marketable equity securities	$6,371	$6,321
Equity method investments	—	1,214
Total equity investments	$6,371	$7,535
On March 5, 2021, the Company executed an agreement to sell its interest in an equity method investment. A gain of $1.0 million was recognized in selling, general and administrative expense in the Consolidated Condensed Statements of Operations.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended April 3, 2021.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of April 3, 2021 and October 3, 2020 were as follows:

	As of
	April 3, 2021		October 3, 2020
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$49,388	$13	$37,264	$557
Total derivatives	$49,388	$13	$37,264	$557
(1)The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 3, 2021 and March 28, 2020 were as follows:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax (1)	$(572)	$(1,981)	$434	$(1,374)
Net gain/(loss) reclassified from accumulated OCI into income, net of tax(2)	$688	$(72)	$978	$(269)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of April 3, 2021,

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

there were no option to extend the lease which was recognized as a right-of-use ("ROU") asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheet as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheet. As of April 3, 2021 and October 3, 2020, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Operating lease expense (1)	$1,932	$1,668	$3,799	$3,384
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and six months ended April 3, 2021 and March 28, 2020.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six months ended
(in thousands)	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,558	$3,131
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	April 3, 2021	October 3, 2020
Operating leases:
Weighted-average remaining lease term (in years):	4.1	4.5
Weighted-average discount rate:	4.9%	4.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	April 3, 2021
Remainder of 2021	$4,706
2022	6,581
2023	6,408
2024	3,459
2025	2,332
Thereafter	1,832
Total minimum lease payments	$25,318
Less: Interest	$2,406
Present value of lease obligations	$22,912
Less: Current portion	$6,171
Long-term portion of lease obligations	$16,741

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 10: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of April 3, 2021, the outstanding amount under this facility was $3.8 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of April 3, 2021, there were no outstanding amounts under the Overdraft Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cash	$447	$352	$866	$709
Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 3, 2021, the Company repurchased a total of approximately 23.0 thousand and 71.0 thousand shares of common stock under the Program at a cost of approximately $1.1 million and $2.3 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of April 3, 2021, our remaining stock repurchase authorization under the Program was approximately $139.8 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Dividends
On March 5, 2021, and December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. Dividends paid during the three and six months ended April 3, 2021 totaled $8.7 million and $16.1 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income/ loss reflected on the Consolidated Condensed Balance Sheets as of April 3, 2021 and October 3, 2020:

	As of
(in thousands)	April 3, 2021	October 3, 2020
Gain from foreign currency translation adjustments	$1,996	$10
Unrecognized actuarial loss on pension plan, net of tax	(3,008)	(3,088)
Unrealized gain on hedging	13	557
Accumulated other comprehensive loss	$(999)	$(2,521)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of April 3, 2021, 3.8 million shares of common stock are available for grant to the Company's employees and directors under the Plan.
•Relative TSR Performance Share Units (“Relative TSR PSUs”) entitle the employee to receive common shares of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price at the end of the performance period of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.
•Revenue Growth Performance Share Units (“Growth PSUs”) entitle the employee to receive common shares of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), based on organic revenue growth objectives and relative growth performance against named competitors as set by the Management Development and Compensation Committee (“MDCC”) of the Company's the Board of Directors. Organic revenue growth is calculated by averaging revenue growth (net of revenues from acquisitions) over a performance period, which is generally three years. Revenues from acquisitions will be included in the calculation after four fiscal quarters after acquisition. Any portion of the grant that does not meet the revenue growth objectives and relative growth performance is forfeited. Vesting percentages range from 0% to 200% of awards granted.
•In general, stock options and Time-based Restricted Share Units ("Time-based RSUs") awarded to employees vest ratably over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended April 3, 2021 and March 28, 2020 was based upon awards ultimately expected to vest, with forfeitures accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(shares in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Time-based RSUs	8	2	484	477
Relative TSR PSUs	—	1	154	158
Growth PSUs	—	—	51	73
Common stock	7	8	15	17
Equity-based compensation in shares	15	11	704	725
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of sales	$210	$183	$415	$415
Selling, general and administrative	2,824	2,695	5,103	5,430
Research and development	929	844	1,846	1,486
Total equity-based compensation expense	$3,963	$3,722	$7,364	$7,331
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Time-based RSUs	$2,566	$2,349	$5,201	$4,764
Relative TSR PSUs	989	896	2,031	1,302
Growth PSUs	223	255	(238)	821
Common stock	185	222	370	444
Total equity-based compensation expense	$3,963	$3,722	$7,364	$7,331

NOTE 12: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended April 3, 2021, and March 28, 2020, the service revenue is not material. Please refer to Note 1: Basis of Presentation - Revenue Recognition, for disclosure on the Company's revenue recognition and Note 15: Segment Information for disclosure of revenue by reportable segment and disaggregated revenue.
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
The following table shows the changes in contract liability balances during the three and six months ended April 3, 2021 and March 28, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Contract liabilities, beginning of period	$4,212	$2,588	$2,958	$1,896
Revenue recognized	(10,418)	(2,459)	(20,268)	(5,817)
Additions	11,994	10,229	23,098	14,279
Contract liabilities, end of period	$5,788	$10,358	$5,788	$10,358

NOTE 13: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended
(in thousands, except per share data)	April 3, 2021		March 28, 2020
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$71,320	$71,320	$11,888	$11,888
DENOMINATOR:
Weighted average shares outstanding - Basic	62,068	62,068	63,679	63,679
Dilutive effect of Equity Plans		1,169		540
Weighted average shares outstanding - Diluted		63,237		64,219
EPS:
Net income per share - Basic	$1.15	$1.15	$0.19	$0.19
Effect of dilutive shares		(0.02)		—
Net income per share - Diluted		$1.13		$0.19

	Six months ended
(in thousands, except per share data)	April 3, 2021		March 28, 2020
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$119,683	$119,683	$25,365	$25,365
DENOMINATOR:
Weighted average shares outstanding - Basic	62,023	62,023	63,675	63,675
Dilutive effect of Equity Plans		1,095		591
Weighted average shares outstanding - Diluted		63,118		64,266
EPS:
Net income per share - Basic	$1.93	$1.93	$0.40	$0.40
Effect of dilutive shares		(0.03)		(0.01)
Net income per share - Diluted		$1.90		$0.39

NOTE 14: INCOME TAXES

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Provision for income taxes	$12,212	$1,162	$18,510	$3,295
Effective tax rate	14.6%	8.9%	13.4%	11.5%
The increase in provision for income taxes and effective tax rate for the three and six months ended April 3, 2021 as compared to the three and six months ended March 28, 2020 is primarily related to an increase in profitability, principally earned in lower tax jurisdictions, and foreign minimum tax, offset by the net release of valuation allowances recorded against certain loss and credit carryforwards due to an increase in profitability in the corresponding jurisdictions in fiscal 2021.
For the three and six months ended April 3, 2021, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives, tax credits, and the net release of valuation allowances recorded against certain loss and credit carryforwards, partially offset by foreign withholding taxes, taxes on unrepatriated foreign earnings, deemed income, and foreign minimum tax.

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
The following table reflects operating information by segment for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net revenue:
Capital Equipment	$288,446	$113,222	$511,535	$215,546
APS	51,717	37,519	96,485	79,492
Net revenue	340,163	150,741	608,020	295,038
Income from operations:
Capital Equipment	66,101	4,062	110,994	6,770
APS	17,013	7,014	26,162	17,720
Income from operations	$83,114	$11,076	$137,156	$24,490
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
The following table reflects net revenue by Capital Equipment end markets served for the three and six months ended April 3, 2021 and March 28, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
General Semiconductor (1)	$189,083	$74,068	$352,669	$131,819
Automotive & Industrial	41,957	20,037	64,929	41,815
LED	50,740	10,167	83,121	22,059
Memory	6,666	8,950	10,816	19,853
Total Capital Equipment revenue	$288,446	$113,222	$511,535	$215,546

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

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Capital expenditures:
Capital Equipment	$3,456	$812	$5,595	$1,886
APS	1,665	1,963	3,213	3,213
	$5,121	$2,775	$8,808	$5,099

Depreciation expense:
Capital Equipment	$1,619	$1,491	$3,182	$3,034
APS	1,626	1,458	3,252	2,857
	$3,245	$2,949	$6,434	$5,891

Amortization expense:
Capital Equipment	$855	$977	$1,906	$1,952
APS	500	843	1,407	1,685
	$1,355	$1,820	$3,313	$3,637

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
The following table reflects the reserve for warranty activity for the three and six months ended April 3, 2021 and March 28, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Reserve for warranty, beginning of period	$12,136	$14,714	$9,576	$14,185
Provision for warranty	6,029	2,923	11,329	6,418
Utilization of reserve	(2,591)	(3,269)	(5,331)	(6,235)
Reserve for warranty, end of period	$15,574	$14,368	$15,574	$14,368
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of April 3, 2021:

		Payments due by fiscal year
(in thousands)	Total	2021	2022	2023	2024	2025	thereafter
Inventory purchase obligation (1)	$549,024	$239,818	$309,206	$—	$—	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended April 3, 2021 and March 28, 2020:

	Six months ended
	April 3, 2021	March 28, 2020
ASE Technology Holding	21.7%	*
Haoseng Industrial Co., Ltd (1)	10.0%	*
Xinye (HK) Electronics. Co (1)	*	10.6%
(1)Distributor of the Company's products.
* Represented less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of April 3, 2021 and March 28, 2020:

	As of
	April 3, 2021	March 28, 2020
Haoseng Industrial Co., Ltd (1)	16.4%	12.3%
Huatian Technology Group	13.8%	*
Xinye (HK) Electronics. Co (1)	*	17.3%
(1)Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including supply chain disruptions, the economic and public health effects, and governmental and other responses to these impacts;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (our “Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in our Annual Report.
We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
OVERVIEW
Kulicke and Soffa Industries, Inc. (“we,” “us,” “our,” or the “Company”) is a leading provider of semiconductor, light-emitting diode (“LED”) and electronic assembly solutions serving the global automotive, consumer, communications, computing and industrial markets. Founded in 1951, we pride ourselves on establishing foundations for technological advancement-creating, pioneering interconnect solutions that enable performance improvements, power efficiency, form-factor reductions and assembly excellence of current and next-generation semiconductor devices. Leveraging decades of development proficiency and extensive process technology expertise, our expanding portfolio provides equipment solutions, aftermarket products and services supporting a comprehensive set of interconnect technologies including wire bonding, advanced packaging, lithography, and electronics assembly. Dedicated to empowering technological discovery, always, we collaborate with customers and technology partners to push the boundaries of possibility, enabling a smarter future.
We design, manufacture and sell capital equipment and tools used to assemble semiconductor devices, including integrated circuits, high and low powered discrete devices, LEDs, and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket tools for our and our peer companies' equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.

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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated twelve operating segments as of April 3, 2021, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 96.8% and 94.8% of our net revenue for the three months ended April 3, 2021 and March 28, 2020, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.8% and 60.1% of our net revenue for the three months ended April 3, 2021 and March 28, 2020, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S.
Similarly, approximately 97.1% and 93.3% of our net revenue for the six months ended April 3, 2021 and March 28, 2020, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 51.5% and 55.3% of our net revenue for the six months ended April 3, 2021 and March 28, 2020, respectively, was for shipments to customers located in China.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed below, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive market.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of April 3, 2021, our total cash, cash equivalents and short-term investments were $564.3 million, a $34.2 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2021
Business Combinations
On January 19, 2021, we entered into and closed a Stock Purchase Agreement with Uniqarta, Inc. (“Uniqarta”) and the equity holders of Uniqarta to purchase all of Uniqarta's outstanding equity interests. The purchase price consisted of $26.5 million in cash paid at closing. Uniqarta is a developer of laser transfer technology and the acquisition expands the our presence in the LED end market. Upon the closing of the acquisition on January 19, 2021, Uniqarta became our wholly-owned subsidiary.
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
In response to the pandemic, we temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan (“BCP”), which measures have disrupted how we operate our business. While we are currently operating at full capacity in all of our manufacturing locations, work-from-home practices were instituted across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position. As certain countries relaxed the measures over the past few months, we have restarted certain activities in accordance with local guidelines.
We have not experienced significant delays in customer deliveries, but we are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions. Demand for our products was consistent with or exceeded our expectations for the second quarter of fiscal 2021. We believe semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector could see short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. For fiscal 2021, we have received a $2.0 million COVID-19-related grant from the Singapore government as well as other measures including rental rebates and social insurance exemption, which are not material to our operating results.
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
For other information, please see our Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Net revenue	$340,163	$150,741	$189,422	125.7%
Cost of sales	191,673	81,438	110,235	135.4%
Gross profit	148,490	69,303	79,187	114.3%
Selling, general and administrative	30,508	29,160	1,348	4.6%
Research and development	34,868	29,067	5,801	20.0%
Operating expenses	65,376	58,227	7,149	12.3%
Income from operations	$83,114	$11,076	$72,038	650.4%

	Six months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Net revenue	$608,020	$295,038	$312,982	106.1%
Cost of sales	338,044	155,371	182,673	117.6%
Gross profit	269,976	139,667	130,309	93.3%
Selling, general and administrative	66,408	57,818	8,590	14.9%
Research and development	66,412	57,359	9,053	15.8%
Operating expenses	132,820	115,177	17,643	15.3%
Income from operations	$137,156	$24,490	$112,666	460.0%

Net Revenue
Our net revenue for the three and six months ended April 3, 2021 increased as compared to our net revenue for the three and six months ended March 28, 2020. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following tables reflect net revenue by business segment for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended
(dollar amounts in thousands)	April 3, 2021		March 28, 2020		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$288,446	84.8%	$113,222	75.1%	$175,224	154.8%
APS	51,717	15.2%	37,519	24.9%	14,198	37.8%
Total net revenue	$340,163	100.0%	$150,741	100.0%	$189,422	125.7%

	Six months ended
(dollar amounts in thousands)	April 3, 2021		March 28, 2020		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$511,535	84.1%	$215,546	73.1%	$295,989	137.3%
APS	96,485	15.9%	79,492	26.9%	16,993	21.4%
Total net revenue	$608,020	100.0%	$295,038	100.0%	$312,982	106.1%

Capital Equipment
For the three and six months ended April 3, 2021, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by growing demand in the general semiconductor end market for consumer applications and 5G transition, automotive end market and in the LED end market for both the adoption of the advanced LED display and sequential improvements for general lighting LED. This was partially offset by unfavorable price variance due to less favorable customer mix.
APS
For the three and six months ended April 3, 2021, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares, services and wire bonding tools.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended		Basis Point
	April 3, 2021	March 28, 2020	Change
Capital Equipment	40.6%	43.4%	(280)
APS	60.5%	53.7%	680
Total gross profit margin	43.7%	46.0%	(230)

	Six months ended		Basis Point
	April 3, 2021	March 28, 2020	Change
Capital Equipment	41.7%	44.3%	(260)
APS	58.9%	55.7%	320
Total gross profit margin	44.4%	47.3%	(290)
Capital Equipment
For the three and six months ended April 3, 2021, the lower Capital Equipment gross profit margin as compared to the prior year period was primarily driven by less favorable product mix and additional costs related to spot purchases and expediting fees to meet higher volume of customer orders. The additional costs incurred were $4.9 million and $6.3 million, respectively, for the three and six months ended April 3, 2021.
APS
For the three and six months ended April 3, 2021, the higher APS gross profit margin as compared to the prior year period was primarily driven by favorable product mix.
Income from Operations
For the three and six months ended April 3, 2021, the higher income from operations as compared to the prior year period was primarily due to higher contribution from Capital Equipment and APS as a result of increased Capital Equipment and APS revenue, as discussed above.
The following tables reflect income from operations by business segment for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Capital Equipment	$66,101	$4,062	$62,039	1,527.3%
APS	17,013	7,014	9,999	142.6%
Total income from operations	$83,114	$11,076	$72,038	650.4%

	Six months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Capital Equipment	$110,994	$6,770	$104,224	1,539.5%
APS	26,162	17,720	8,442	47.6%
Total income from operations	$137,156	$24,490	$112,666	460.0%
Capital Equipment
For the three and six months ended April 3, 2021, the higher Capital Equipment income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
APS
For the three and six months ended April 3, 2021, the higher APS income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
Operating Expenses
The following tables reflect operating expenses for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Selling, general & administrative	$30,508	$29,160	$1,348	4.6%
Research & development	34,868	29,067	5,801	20.0%
Total	$65,376	$58,227	$7,149	12.3%

	Six months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Selling, general & administrative	$66,408	$57,818	$8,590	14.9%
Research & development	66,412	57,359	9,053	15.8%
Total	$132,820	$115,177	$17,643	15.3%
Selling, General and Administrative (“SG&A”)
For the three months ended April 3, 2021, the higher SG&A expenses as compared to the prior year period were primarily due to $3.7 million higher staff costs related to an increase in incentive compensation and headcount and $2.1 million higher sales representative commissions. These were partially offset by $2.3 million favorable variance in foreign exchange, a $1.0 million COVID-19-related grant and wage related subsidy received from the Singapore government and $1.0 million gain on disposal of investment.
For the six months ended April 3, 2021, the higher SG&A expenses as compared to the prior year period were primarily due to $7.3 million higher staff costs related to an increase in incentive compensation and headcount, $3.1 million higher sales representative commissions and $0.8 million unfavorable variance in foreign exchange. These were partially offset by a $2.3 million COVID-19-related grant and wage related subsidy received from the Singapore government and $1.0 million gain on disposal of investment.
Research and Development (“R&D”)
For the three and six months ended April 3, 2021, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in incentive compensation and headcount.

Interest Income and Expense

The following tables reflect interest income and interest expense for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Interest income	$586	$2,675	$(2,089)	(78.1)%
Interest expense	$(74)	$(661)	$587	(88.8)%

	Six months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change
Interest income	$1,237	$5,514	$(4,277)	(77.6)%
Interest expense	$(106)	$(1,244)	$1,138	91.5%
Interest income
For the three and six months ended April 3, 2021, the lower interest income as compared to the prior year period was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments.
Interest expense
For the three and six months ended April 3, 2021, the lower interest expense as compared to the prior year period was primarily due to lower average short-term debt. Please refer to Note 10 of Item 1 for discussion on the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 3, 2021 and March 28, 2020:

	Three months ended			Six months ended
(dollar amounts in thousands)	April 3, 2021	March 28, 2020	Change	April 3, 2021	March 28, 2020	Change
Provision for income taxes	$12,212	$1,162	$11,050	$18,510	$3,295	$15,215
Effective tax rate	14.6%	8.9%	5.7%	13.4%	11.5%	1.9%
Please refer to Note 14 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and six months ended April 3, 2021 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of April 3, 2021 and October 3, 2020:

	As of
(dollar amounts in thousands)	April 3, 2021	October 3, 2020	$ Change
Cash and cash equivalents	$257,333	$188,127	$69,206
Short-term investments	307,000	342,000	(35,000)
Total cash, cash equivalents, and short-term investments	$564,333	$530,127	$34,206
Percentage of total assets	44.9%	50.3%

The following table reflects a summary of the Consolidated Condensed Statement of Cash Flow information for the six months ended April 3, 2021 and March 28, 2020:

	Six months ended
(in thousands)	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$85,720	$39,083
Net cash provided by/(used in) investing activities	1,999	(24,979)
Net cash (used in)/provided by financing activities	(19,117)	14,258
Effect of exchange rate changes on cash and cash equivalents	604	(239)
Changes in cash and cash equivalents	$69,206	$28,123
Cash and cash equivalents, beginning of period	188,127	364,184
Cash and cash equivalents, end of period	$257,333	$392,307

Six months ended April 3, 2021
Net cash provided by operating activities was primarily due to net income of $119.7 million, non-cash adjustments to net income of $14.3 million and a net unfavorable change in operating assets and liabilities of $48.3 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $109.3 million, an increase in inventory of $29.3 million, and an increase in prepaid expenses and other current assets of $4.4 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $94.3 million.
The increase in accounts and other receivable was due to increase in sales in the first half of fiscal 2021. The increase in inventory was due to higher manufacturing activities during second quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020 in anticipation of higher demand in subsequent periods. The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases and higher customer credits in the second quarter of fiscal 2021.
Net cash provided by investing activities was due to net redemption of short-term investments of $35.0 million and proceeds from sale of an equity-method investment of $2.1 million. This was partially offset by the cash outflow for the Uniqarta acquisition of $26.3 million and capital expenditures of $8.9 million.
Net cash used in financing activities was primarily due to common stock repurchases of $2.9 million and dividend payments of $16.1 million.
Six months ended March 28, 2020
Net cash provided by operating activities was primarily due to net income of $25.4 million and non-cash adjustments to net income of $21.8 million and a net unfavorable change in operating assets and liabilities of $8.1 million. The net change in operating assets and liabilities was primarily driven by an increase in inventory of $19.0 million, an increase in prepaid expenses and other current assets of $8.7 million, a decrease in income tax payable of $6.0 million, and an increase in accounts and notes receivables of $3.8 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $29.6 million.
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
Net cash provided by financing activities was primarily due to a draw-down under the Overdraft Facility of $54.7 million. The draw-down under the Overdraft Facility is to meet our short-term funding needs, while we align our cash balances with our long term capital allocation strategy. This was partially offset by common stock repurchases of $25.2 million and dividend payments of $15.2 million.
Fiscal 2021 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2021 capital expenditures to be between approximately $30.0 million and $34.0 million, of which approximately $8.8 million has been made through the second quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations, improvements to our information technology security, the continuing implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions, including the impact from the COVID-19 pandemic, as well as financial, business and other factors, some of which are beyond our control.
As of April 3, 2021 and October 3, 2020, approximately $512.4 million and $492.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 3, 2021, the Company repurchased a total of approximately 23.0 thousand and 71.0 thousand shares of common stock under the Program at a cost of approximately $1.1 million and $2.3 million, respectively. As of April 3, 2021, our remaining stock repurchase authorization under the Program was approximately $139.8 million.
Dividends
On March 5, 2021, and December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. Dividends paid during the three and six months ended April 3, 2021 totaled $8.7 million and $16.1 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments

In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of April 3, 2021, the Company has deferred tax liabilities of $33.4 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $12.9 million, inclusive of accrued interest on uncertain tax positions of $1.6 million, substantially all of which would affect our effective tax rate in the future, if recognized. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the timing or financial outcomes of these examinations and, therefore, these amounts are excluded from the amounts below. When estimating its tax positions, the Company considers and evaluates numerous complex areas of taxation, which may require periodic adjustments and which may not reflect the final tax liabilities.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of April 3, 2021:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$549,024	$549,024		$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	60,728	6,415	19,297	35,016	—
Asset retirement obligations (3) (reflected on our Consolidated Condensed Balance Sheets)	2,014	2	1,714	153	145
Total	$611,766	$555,441	$21,011	$35,169	$145
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
Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of April 3, 2021, the outstanding amount under this facility was $3.8 million.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of one of its subsidiaries (the "Subsidiary") or encumber its assets with material security interests (including any pledge of monies in the Subsidiary’s cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of April 3, 2021, there were no outstanding amounts under the Overdraft Facility.

As of April 3, 2021, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of April 3, 2021, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $49.4 million outstanding as of April 3, 2021.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2021 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended April 3, 2021 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended April 3, 2021 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 3, 2021 to January 30, 2021	—	$—	—	$140.9
January 31, 2021 to March 6, 2021	16	$48.64	16	$140.2
March 7, 2021 to April 3, 2021	7	$46.36	7	$139.8
For the three months ended April 3, 2021	23		23
(1)On August 15, 2017, the Company's Board of Directors authorized the Program to repurchase up to $100 million in total of the Company's common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

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

10.1	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 6, 2021	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)