Form 10-Q
period 2021-07-03
KULICKE & SOFFA INDUSTRIES INC
filed 2021-08-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021

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

As of August 2, 2021, there were 61,968,509 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 3, 2021

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	July 3, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$387,999	$188,127
Short-term investments	247,000	342,000
Accounts and other receivable, net of allowance for doubtful accounts of $865 and $968, respectively	369,346	198,640
Inventories, net	153,325	111,809
Prepaid expenses and other current assets	21,923	19,620
Total current assets	1,179,593	860,196
Property, plant and equipment, net	66,232	59,147
Operating right-of-use assets	19,940	22,688
Goodwill	73,683	56,695
Intangible assets, net	45,031	37,972
Deferred tax assets	16,640	8,147
Equity investments	6,391	7,535
Other assets	2,351	2,186
TOTAL ASSETS	$1,409,861	$1,054,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	144,269	57,688
Operating lease liabilities	6,231	5,903
Income taxes payable	22,971	17,540
Accrued expenses and other current liabilities	134,789	76,762
Total current liabilities	308,260	157,893
Deferred tax liabilities	32,949	33,005
Income taxes payable	66,859	74,957
Operating lease liabilities	15,227	18,325
Other liabilities	13,224	12,392
TOTAL LIABILITIES	$436,519	$296,572

Commitments and contingent liabilities (Note 16)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 61,986 and 61,558 shares, respectively	546,175	539,213
Treasury stock, at cost, 23,378 and 23,806 shares, respectively	(396,688)	(394,817)
Retained earnings	823,515	616,119
Accumulated other comprehensive income/(loss)	340	(2,521)
TOTAL SHAREHOLDERS' EQUITY	$973,342	$757,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,409,861	$1,054,566
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenue	$424,318	$150,450	$1,032,338	$445,488
Cost of sales	228,623	81,027	566,667	236,398
Gross profit	195,695	69,423	465,671	209,090
Selling, general and administrative	39,103	27,905	105,511	85,723
Research and development	36,137	30,547	102,549	87,906
Operating expenses	75,240	58,452	208,060	173,629
Income from operations	120,455	10,971	257,611	35,461
Interest income	564	1,374	1,801	6,888
Interest expense	(41)	(446)	(146)	(1,690)
Income before income taxes	120,978	11,899	259,266	40,659
Provision for income taxes	7,212	690	25,722	3,985
Share of results of equity-method investee, net of tax	—	58	94	158
Net income	$113,766	$11,151	$233,450	$36,516

Net income per share:
Basic	$1.83	$0.18	$3.76	$0.58
Diluted	$1.79	$0.18	$3.68	$0.57

Weighted average shares outstanding:
Basic	62,023	62,313	62,023	63,200
Diluted	63,485	62,833	63,364	63,755
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$113,766	$11,151	$233,450	$36,516
Other comprehensive income:
Foreign currency translation adjustment	1,868	745	3,854	2,424
Unrecognized actuarial (loss)/gain on pension plan, net of tax	(79)	(5)	1	(71)
	1,789	740	3,855	2,353

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(133)	1,034	301	(340)
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(317)	384	(1,295)	653
Net (decrease)/increase from derivatives designated as hedging instruments, net of tax	(450)	1,418	(994)	313

Total other comprehensive income	1,339	2,158	2,861	2,666

Comprehensive income	$115,105	$13,309	$236,311	$39,182
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	8	96	77	—	—	173
Repurchase of common stock	(48)	—	(1,206)	—	—	(1,206)
Issuance of shares for equity-based compensation	535	(4,076)	4,076	—	—	—
Equity-based compensation	—	3,216	—	—	—	3,216
Cash dividend declared	—	—	—	(8,687)	—	(8,687)
Components of comprehensive income:
Net income	—	—	—	48,363	—	48,363
Other comprehensive income	—	—	—	—	7,763	7,763
Total comprehensive income	—	—	—	48,363	7,763	56,126
Balances as of January 2, 2021	62,053	$538,449	$(391,870)	$655,795	$5,242	$807,616
Issuance of stock for services rendered	7	130	55	—	—	185
Repurchase of common stock	(23)	—	(1,110)	—	—	(1,110)
Issuance of shares for equity-based compensation	24	(245)	245	—	—	—
Equity-based compensation	—	3,778	—	—	—	3,778
Cash dividend declared	—	—	—	(8,688)	—	(8,688)
Components of comprehensive income:
Net income	—	—	—	71,320	—	71,320
Other comprehensive loss	—	—	—	—	(6,241)	(6,241)
Total comprehensive income/(loss)	—	—	—	71,320	(6,241)	65,079
Balances as of April 3, 2021	62,061	$542,112	$(392,680)	$718,427	$(999)	$866,860
Issuance of stock for services rendered	4	185	39	—	—	224
Repurchase of common stock	(82)	—	(4,087)	—	—	(4,087)
Issuance of shares for equity-based compensation	3	(40)	40	—	—	—
Equity-based compensation	—	3,918	—	—	—	3,918
Cash dividend declared	—	—	—	(8,678)	—	(8,678)
Components of comprehensive income:
Net income	—	—	—	113,766	—	113,766
Other comprehensive income	—	—	—	—	1,339	1,339
Total comprehensive income	—	—	—	113,766	1,339	115,105
Balances as of July 3, 2021	61,986	$546,175	$(396,688)	$823,515	$340	$973,342

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	9	131	91	—	—	222
Repurchase of common stock	(224)	—	(5,369)	—	—	(5,369)
Issuance of shares for equity-based compensation	800	(7,653)	7,653	—	—	—
Equity-based compensation	—	3,387	—	—	—	3,387
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(7,651)	—	(7,651)
Components of comprehensive income:
Net income	—	—	—	13,477	—	13,477
Other comprehensive income	—	—	—	—	3,293	3,293
Total comprehensive income	—	—	—	13,477	3,293	16,770
Balances as of December 28, 2019	63,758	$529,455	$(346,837)	$599,682	$(6,647)	$775,653
Issuance of stock for services rendered	8	142	79	—	—	221
Repurchase of common stock	(872)	—	(18,522)	—	—	(18,522)
Issuance of shares for equity-based compensation	19	(185)	185	—	—	—
Equity-based compensation	—	3,500	—	—	—	3,500
Cash dividend declared	—	—	—	(7,557)	—	(7,557)
Components of comprehensive income/(loss)
Net income	—	—	—	11,888	—	11,888
Other comprehensive loss	—	—	—	—	(2,785)	(2,785)
Total comprehensive income/(loss)	—	—	—	11,888	(2,785)	9,103
Balances as of March 28, 2020	62,913	$532,912	$(365,095)	$604,013	$(9,432)	$762,398
Issuance of stock for services rendered	9	102	84	—	—	186
Repurchase of common stock	(1,004)	—	(22,358)	—	—	(22,358)
Issuance of shares for equity-based compensation	7	(67)	67	—	—	—
Equity-based compensation	—	3,540	—	—	—	3,540
Cash dividend declared	—	—	—	(7,431)	—	(7,431)
Components of comprehensive income:
Net income	—	—	—	11,151	—	11,151
Other comprehensive income	—	—	—	—	2,158	2,158
Total comprehensive income	—	—	—	11,151	2,158	13,309
Balances as of June 27, 2020	61,925	$536,487	$(387,302)	$607,733	$(7,274)	$749,644

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	July 3, 2021	June 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,450	$36,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,552	14,597
Equity-based compensation and employee benefits	11,504	11,056
Gain on disposal of equity method investments	(1,046)	—
Adjustment for doubtful accounts	(95)	709
Adjustment for inventory valuation	(834)	3,197
Deferred taxes	(10,587)	360
Loss on disposal of property, plant and equipment	25	860
Unrealized foreign currency translation	719	909
Share of results of equity-method investee	94	158
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(170,403)	(122)
Inventories	(40,771)	(28,013)
Prepaid expenses and other current assets	(2,856)	1,697
Accounts payable, accrued expenses and other current liabilities	144,717	25,903
Income taxes payable	(2,670)	(5,428)
Other, net	857	282
Net cash provided by operating activities	176,656	62,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(26,338)	—
Purchases of property, plant and equipment	(16,747)	(7,849)
Proceeds from sales of property, plant and equipment	191	—
Purchase of equity investments	—	(1,288)
Disposal of equity-method investments	2,115	—
Purchase of short-term investments	(229,000)	(234,000)
Maturity of short-term investments	324,000	269,000
Net cash provided by investing activities	54,221	25,863

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	(22,750)	(147,143)
Proceeds from short-term debt	22,750	86,239
Payment for finance lease	(253)	(67)
Repurchase of common stock	(6,953)	(46,851)
Common stock cash dividends paid	(24,776)	(22,796)
Net cash used in financing activities	(31,982)	(130,618)
Effect of exchange rate changes on cash and cash equivalents	977	(335)
Changes in cash and cash equivalents	199,872	(42,409)
Cash and cash equivalents at beginning of period	188,127	364,184
Cash and cash equivalents at end of period	$387,999	$321,775

CASH PAID FOR:
Interest	$146	$1,690
Income taxes, net of refunds	$39,405	$10,088
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
Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 3, 2021. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended July 3, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of July 3, 2021 and October 3, 2020 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Valuation of Long-Lived Assets
In accordance with ASC No. 360, Property, Plant & Equipment ("ASC 360"), the Company's definite lived intangible assets and property, plant and equipment are tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable to the extent it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence.
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and nine months ended July 3, 2021, no "triggering" events occurred.
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

Service revenue is generally recognized over time as the services are performed. For the three and nine months ended July 3, 2021, and June 27, 2020, the service revenue is not material.

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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Consolidated Condensed Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, deferred revenue, intangible assets and related deferred income taxes, useful lives of property, plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities assumed is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. This ASU will be effective for us in the first quarter of fiscal 2022 with early adoption permitted. We are currently evaluating the timing and the effects of the adoption of this ASU on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of July 3, 2021 and October 3, 2020:

	As of
(in thousands)	July 3, 2021	October 3, 2020

Short-term investments, available-for-sale (1)	$247,000	$342,000

Inventories, net:
Raw materials and supplies	$79,684	$60,205
Work in process	56,404	39,753
Finished goods	42,708	43,015
	178,796	142,973
Inventory reserves	(25,471)	(31,164)
	$153,325	$111,809
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,312	22,830
Leasehold improvements	27,973	23,111
Data processing equipment and software	39,832	38,524
Machinery, equipment, furniture and fixtures	88,384	80,953
Construction in progress	9,044	7,111
	190,727	174,711
Accumulated depreciation	(124,495)	(115,564)
	$66,232	$59,147
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$63,548	$22,759
Wages and benefits	52,167	37,237
Dividend payable	8,678	7,397
Commissions and professional fees	4,612	2,716
Other	5,784	6,653
	$134,789	$76,762

(1)All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended July 3, 2021 and June 27, 2020.
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
The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of January 19, 2022. Any changes in these estimates may have a material impact on our Consolidated Condensed Statements of Operations or Consolidated Condensed Balance Sheets. At July 3, 2021, the Company held $3.5 million in escrow for a period of up to eighteen months from the acquisition date as security pending the completion of the selling equity holders' obligations under the Agreement.
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
For the three and nine months ended July 3, 2021, the acquired business contributed a net loss of $0.1 million and $0.2 million, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

For the three and nine months ended July 3, 2021, the Company incurred $0 and $1.7 million of expenses related to the acquisition, respectively, which is included within selling, general and administrative expense in the Consolidated Condensed Statements of Operations.
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

(in thousands)	Three months ended		Nine months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$424,318	$150,450	$1,032,338	$445,488
Net income	$113,766	$10,982	$234,835	$34,370

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
During the three and nine months ended July 3, 2021, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended July 3, 2021, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reportable segments as of July 3, 2021 and October 3, 2020:

(in thousands)	Capital Equipment	APS	Total
Balance at October 3, 2020	$30,274	$26,421	$56,695
Acquired in business combination	16,799	—	$16,799
Other	149	40	$189
Balance at July 3, 2021	$47,222	$26,461	$73,683
During the quarter ended April 3, 2021, the Company recorded goodwill relating to the acquisition of Uniqarta. For further information on the acquisition of Uniqarta, please refer to Note 3.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of July 3, 2021 and October 3, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of		Average estimated
(dollar amounts in thousands)	July 3, 2021	October 3, 2020	useful lives (in years)
Developed technology	$91,764	$91,044	7.0 to 15.0
Accumulated amortization	(57,953)	(54,293)
Net developed technology	$33,811	$36,751

Customer relationships	$36,507	$36,307	5.0 to 6.0
Accumulated amortization	(36,507)	(35,587)
Net customer relationships	$—	$720

In-process research and development	$9,000	$—	N.A
Accumulated amortization	—	—
Net in-process research and development	$9,000	$—

Trade and brand name	$7,439	$7,404	7.0 to 8.0
Accumulated amortization	(7,236)	(6,903)
Net trade and brand name	203	501

Other intangible assets	$4,700	$2,500	1.9 to 6.0
Accumulated amortization	(2,683)	(2,500)
Net other intangible assets	$2,017	$—

	$45,031	$37,972

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of July 3, 2021:

As of
(in thousands)	July 3, 2021
Remaining fiscal 2021	$1,325
Fiscal 2022	6,497
Fiscal 2023	6,396
Fiscal 2024	6,396
Fiscal 2025	6,396
Thereafter	18,021
Total amortization expense	$45,031

NOTE 5: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of July 3, 2021:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$176,976	$—	$—	$176,976
Cash equivalents:
Money market funds (1)	82,034	—	(18)	82,016
Time deposits (2)	30,007	—	—	30,007
Deposits (2)	99,000	—	—	99,000
Total cash and cash equivalents	$388,017	$—	$(18)	$387,999
Short-term investments (2):
Time deposits	247,000	—	—	247,000
Total short-term investments	$247,000	$—	$—	$247,000
Total cash, cash equivalents and short-term investments	$635,017	$—	$(18)	$634,999
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

NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of July 3, 2021 and October 3, 2020:

	As of
(in thousands)	July 3, 2021	October 3, 2020
Non-marketable equity securities	$6,391	$6,321
Equity method investments	—	1,214
Total equity investments	$6,391	$7,535
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended July 3, 2021.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of July 3, 2021 and October 3, 2020 were as follows:

	As of
	July 3, 2021		October 3, 2020
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$57,047	$(437)	$37,264	$557
Total derivatives	$57,047	$(437)	$37,264	$557
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheets.
(2)The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheets.
(3)Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 3, 2021 and June 27, 2020 were as follows:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax (1)	$(133)	$1,034	$301	$(340)
Net gain/(loss) reclassified from accumulated OCI into income, net of tax (2)	$317	$(384)	$1,295	$(653)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of July 3, 2021, there was no option to extend the lease which was recognized as a right-of-use ("ROU") asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of July 3, 2021 and October 3, 2020, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease expense (1)	$1,894	$1,646	$5,693	$5,030
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and nine months ended July 3, 2021 and June 27, 2020.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine months ended
(in thousands)	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,364	$4,677
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	July 3, 2021	October 3, 2020
Operating leases:
Weighted-average remaining lease term (in years):	3.9	4.5
Weighted-average discount rate:	4.9%	4.8%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	July 3, 2021
Remainder of 2021	$1,838
2022	6,996
2023	6,560
2024	3,588
2025	2,759
Thereafter	1,869
Total minimum lease payments	$23,610
Less: Interest	$2,152
Present value of lease obligations	$21,458
Less: Current portion	$6,231
Long-term portion of lease obligations	$15,227

NOTE 10: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 3, 2021, the outstanding amount under this facility was $3.8 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of July 3, 2021, there were no outstanding amounts under the Overdraft Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the Plan.
The following table reflects the Company’s contributions to the Plan during the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cash	$458	$410	$1,324	$1,119

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Stock Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended July 3, 2021, the Company repurchased a total of approximately 82.0 thousand and 153.0 thousand shares of common stock under the Program at a cost of approximately $4.1 million and $6.4 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of July 3, 2021, our remaining stock repurchase authorization under the Program was approximately $135.7 million.
Dividends
On May 28, 2021, March 5, 2021, and December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. Dividends paid during the three and nine months ended July 3, 2021 totaled $8.7 million and $24.8 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income/ loss reflected on the Consolidated Condensed Balance Sheets as of July 3, 2021 and October 3, 2020:

	As of
(in thousands)	July 3, 2021	October 3, 2020
Gain from foreign currency translation adjustments	$3,864	$10
Unrecognized actuarial loss on pension plan, net of tax	(3,087)	(3,088)
Unrealized (loss)/ gain on hedging	(437)	557
Accumulated other comprehensive income/ (loss)	$340	$(2,521)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of July 3, 2021, 3.8 million shares of common stock are available for grant to the Company's employees and directors under the Plan.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

•Revenue Growth Performance Share Units (“Growth PSUs”) entitle the employee to receive common shares of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), based on organic revenue growth objectives and relative growth performance against named competitors as set by the Management Development and Compensation Committee (“MDCC”) of the Company's Board of Directors. Organic revenue growth is calculated by averaging revenue growth (net of revenues from acquisitions) over a performance period, which is generally three years. Revenues from acquisitions will be included in the calculation after four fiscal quarters after acquisition. Any portion of the grant that does not meet the revenue growth objectives and relative growth performance is forfeited. Vesting percentages range from 0% to 200% of awards granted.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended July 3, 2021 and June 27, 2020 was based upon awards ultimately expected to vest, with forfeitures accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(shares in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Time-based RSUs	—	13	484	490
Relative TSR PSUs	—	5	154	163
Growth PSUs	—	2	51	75
Common stock	4	9	19	26
Equity-based compensation in shares	4	29	708	754
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales	$211	$182	$626	$597
Selling, general and administrative	3,008	2,676	8,111	8,106
Research and development	921	867	2,767	2,353
Total equity-based compensation expense	$4,140	$3,725	$11,504	$11,056
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Time-based RSUs	$2,571	$2,366	$7,772	$7,130
Relative TSR PSUs	988	908	3,019	2,210
Growth PSUs	359	266	121	1,087
Common stock	222	185	592	629
Total equity-based compensation expense	$4,140	$3,725	$11,504	$11,056

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 12: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended July 3, 2021, and June 27, 2020, the service revenue is not material. Please refer to Note 1: Basis of Presentation - Revenue Recognition, for disclosure on the Company's revenue recognition and Note 15: Segment Information for disclosure of revenue by reportable segments and disaggregated revenue.
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
The following table shows the changes in contract liability balances during the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Contract liabilities, beginning of period	$5,788	$10,358	$2,958	$1,896
Revenue recognized	(23,725)	(13,401)	(43,993)	(19,218)
Additions	26,486	5,245	49,584	19,524
Contract liabilities, end of period	$8,549	$2,202	$8,549	$2,202

NOTE 13: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended
(in thousands, except per share data)	July 3, 2021		June 27, 2020
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$113,766	$113,766	$11,151	$11,151
DENOMINATOR:
Weighted average shares outstanding - Basic	62,023	62,023	62,313	62,313
Dilutive effect of Equity Plans		1,462		520
Weighted average shares outstanding - Diluted		63,485		62,833
EPS:
Net income per share - Basic	$1.83	$1.83	$0.18	$0.18
Effect of dilutive shares		(0.04)		—
Net income per share - Diluted		$1.79		$0.18

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share data)	July 3, 2021		June 27, 2020
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$233,450	$233,450	$36,516	$36,516
DENOMINATOR:
Weighted average shares outstanding - Basic	62,023	62,023	63,200	63,200
Dilutive effect of Equity Plans		1,341		555
Weighted average shares outstanding - Diluted		63,364		63,755
EPS:
Net income per share - Basic	$3.76	$3.76	$0.58	$0.58
Effect of dilutive shares		(0.08)		(0.01)
Net income per share - Diluted		$3.68		$0.57

NOTE 14: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Provision for income taxes	$7,212	$690	$25,722	$3,985
Effective tax rate	6.0%	5.8%	9.9%	9.8%
The increase in provision for income taxes and effective tax rate for the three and nine months ended July 3, 2021 as compared to the three and nine months ended June 27, 2020 is primarily related to an increase in profitability, principally earned in lower tax jurisdictions, and foreign minimum tax. This is in part offset by the net reduction of valuation allowances recorded against certain loss and credit carryforwards due to an increase in current year profitability and a $7.2 million tax benefit from a partial release of valuation allowance recorded against the net deferred tax assets of certain foreign jurisdictions due to a forecasted increase in future profitability in the corresponding jurisdictions.
For the three and nine months ended July 3, 2021, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives, tax credits, and a partial release of valuation allowance, in part offset by foreign withholding taxes, taxes on unrepatriated foreign earnings, deemed income, and foreign minimum tax.

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
The following table reflects operating information by segment for the three and nine months ended July 3, 2021 and June 27, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenue:
Capital Equipment	$370,187	$111,436	$881,722	$326,982
APS	54,131	39,014	150,616	118,506
Net revenue	424,318	150,450	1,032,338	445,488
Income from operations:
Capital Equipment	107,016	1,045	218,010	7,815
APS	13,439	9,926	39,601	27,646
Income from operations	$120,455	$10,971	$257,611	$35,461
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
The following table reflects net revenue by Capital Equipment end markets served for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
General Semiconductor (1)	$280,563	$61,548	$633,234	$193,368
Automotive & Industrial	38,488	8,135	103,416	49,950
LED	31,951	36,135	115,071	58,193
Memory	19,185	5,618	30,001	25,471
Total Capital Equipment revenue	$370,187	$111,436	$881,722	$326,982

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

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended July 3, 2021 and June 27, 2020:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Capital expenditures:
Capital Equipment	$5,526	$1,329	$11,120	$3,215
APS	2,430	2,122	5,643	5,335
	$7,956	$3,451	$16,763	$8,550

Depreciation expense:
Capital Equipment	$1,668	$1,713	$4,850	$4,747
APS	1,797	1,542	5,049	4,399
	$3,465	$3,255	$9,899	$9,146

Amortization expense:
Capital Equipment	$845	$973	$2,751	$2,925
APS	495	841	1,902	2,526
	$1,340	$1,814	$4,653	$5,451

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
The following table reflects the reserve for warranty activity for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Nine months ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Reserve for warranty, beginning of period	$15,574	$14,368	$9,576	$14,185
Provision for warranty	4,325	3,331	15,654	9,749
Utilization of reserve	(3,004)	(3,189)	(8,335)	(9,424)
Reserve for warranty, end of period	$16,895	$14,510	$16,895	$14,510
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of July 3, 2021:

		Payments due by fiscal year
(in thousands)	Total	2021	2022	2023	2024	2025	thereafter
Inventory purchase obligation (1)	$671,864	$56,825	$615,039	$—	$—	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
From time to time, the Company is party to or the target of lawsuits, claims, investigations and proceedings, including for personal injury, intellectual property, commercial, contract, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a contingent loss liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of total net revenue for the nine months ended July 3, 2021 and June 27, 2020:

	Nine months ended
	July 3, 2021	June 27, 2020
ASE Technology Holding	19.4%	*
* Represented less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of July 3, 2021 and June 27, 2020:

	As of
	July 3, 2021	June 27, 2020
Haoseng Industrial Co., Ltd (1)	16.1%	13.1%
Huatian Technology Group	12.9%	*
Xinye (HK) Electronics. Co (1)	*	14.9%
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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated twelve operating segments as of July 3, 2021, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 95.8% and 93.9% of our net revenue for the three months ended July 3, 2021 and June 27, 2020, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 57.2% and 53.3% of our net revenue for the three months ended July 3, 2021 and June 27, 2020, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S.
Similarly, approximately 96.6% and 93.5% of our net revenue for the nine months ended July 3, 2021 and June 27, 2020, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.9% and 54.6% of our net revenue for the nine months ended July 3, 2021 and June 27, 2020, respectively, was for shipments to customers located in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of July 3, 2021, our total cash, cash equivalents and short-term investments were $635.0 million, a $104.9 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2021
Business Combinations
On January 19, 2021, we entered into and closed a Stock Purchase Agreement with Uniqarta, Inc. (“Uniqarta”) and the equity holders of Uniqarta to purchase all of Uniqarta's outstanding equity interests. The purchase price consisted of $26.5 million in cash paid at closing. Uniqarta is a developer of laser transfer technology and the acquisition expands our presence in the LED end market. Upon the closing of the acquisition on January 19, 2021, Uniqarta became our wholly-owned subsidiary.
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
In response to the pandemic, we temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan (“BCP”), which measures have disrupted how we operate our business. While we are currently operating at full capacity in all of our manufacturing locations, work-from-home practices were instituted across many offices worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position. As certain countries relaxed the measures over the past few months, we have restarted certain activities in accordance with local guidelines.
We have not experienced significant delays in customer deliveries, but we are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions. Demand for our products was consistent with or exceeded our expectations for the third quarter of fiscal 2021. We believe semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector could see short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. For fiscal 2021, we have received a $2.0 million COVID-19-related grant from the Singapore government as well as other measures including rental rebates and social insurance exemption, which are not material to our operating results.
Based on our current evaluation, the pandemic has not had a material impact on our financial condition and operating results in fiscal 2021 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. However, as this is a highly dynamic situation, and it is still developing rapidly, including new strains as it relates to the effectiveness and utilization rates of vaccines for COVID-19 and its variants, there is uncertainty surrounding our business, and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For other information, please see our Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Net revenue	$424,318	$150,450	$273,868	182.0%
Cost of sales	228,623	81,027	147,596	182.2%
Gross profit	195,695	69,423	126,272	181.9%
Selling, general and administrative	39,103	27,905	11,198	40.1%
Research and development	36,137	30,547	5,590	18.3%
Operating expenses	75,240	58,452	16,788	28.7%
Income from operations	$120,455	$10,971	$109,484	997.9%

	Nine months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Net revenue	$1,032,338	$445,488	$586,850	131.7%
Cost of sales	566,667	236,398	330,269	139.7%
Gross profit	465,671	209,090	256,581	122.7%
Selling, general and administrative	105,511	85,723	19,788	23.1%
Research and development	102,549	87,906	14,643	16.7%
Operating expenses	208,060	173,629	34,431	19.8%
Income from operations	$257,611	$35,461	$222,150	626.5%

Net Revenue
Our net revenue for the three and nine months ended July 3, 2021 increased as compared to our net revenue for the three and nine months ended June 27, 2020. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following tables reflect net revenue by reportable segments for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended
(dollar amounts in thousands)	July 3, 2021		June 27, 2020		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$370,187	87.2%	$111,436	74.1%	$258,751	232.2%
APS	54,131	12.8%	39,014	25.9%	15,117	38.7%
Total net revenue	$424,318	100.0%	$150,450	100.0%	$273,868	182.0%

	Nine months ended
(dollar amounts in thousands)	July 3, 2021		June 27, 2020		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$881,722	85.4%	$326,982	73.4%	$554,740	169.7%
APS	150,616	14.6%	118,506	26.6%	32,110	27.1%
Total net revenue	$1,032,338	100.0%	$445,488	100.0%	$586,850	131.7%

Capital Equipment
For the three months ended July 3, 2021, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by growing demand in the general semiconductor end market for consumer applications and 5G transition, and automotive end market. This was partially offset by unfavorable price variance due to less favorable customer mix.
For the nine months ended July 3, 2021, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by growing demand in the general semiconductor end market for consumer applications and 5G transition, automotive end market and in the LED end market for both the adoption of the advanced LED display and sequential improvements for general lighting LED. This was partially offset by unfavorable price variance due to less favorable customer mix.
APS
For the three and nine months ended July 3, 2021, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares, services and wire bonding tools.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended		Basis Point
	July 3, 2021	June 27, 2020	Change
Capital Equipment	44.6%	41.8%	280
APS	56.3%	58.6%	(230)
Total gross profit margin	46.1%	46.1%	—

	Nine months ended		Basis Point
	July 3, 2021	June 27, 2020	Change
Capital Equipment	42.9%	43.4%	(50)
APS	57.9%	56.6%	130
Total gross profit margin	45.1%	46.9%	(180)
Capital Equipment
For the three months ended July 3, 2021, the higher Capital Equipment gross profit margin as compared to the prior year period was primarily driven by favorable product mix.
For the nine months ended July 3, 2021, the Capital Equipment gross profit margin was generally consistent with the prior year period.
APS
For the three months ended July 3, 2021, the lower APS gross profit margin as compared to the prior year period was primarily driven by less favorable product mix in spares and services.
For the nine months ended July 3, 2021, the higher APS gross profit margin as compared to the prior year period was primarily driven by favorable product mix in spares and services.
Income from Operations
For the three and nine months ended July 3, 2021, the higher income from operations as compared to the prior year period was primarily due to higher contribution from Capital Equipment and APS.
The following tables reflect income from operations by reportable segments for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Capital Equipment	$107,016	$1,045	$105,971	10,140.8%
APS	13,439	9,926	3,513	35.4%
Total income from operations	$120,455	$10,971	$109,484	997.9%

	Nine months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Capital Equipment	$218,010	$7,815	$210,195	2,689.6%
APS	39,601	27,646	11,955	43.2%
Total income from operations	$257,611	$35,461	$222,150	626.5%
Capital Equipment
For the three and nine months ended July 3, 2021, the higher Capital Equipment income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
APS
For the three and nine months ended July 3, 2021, the higher APS income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
Operating Expenses
The following tables reflect operating expenses for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Selling, general & administrative	$39,103	$27,905	$11,198	40.1%
Research & development	36,137	30,547	5,590	18.3%
Total	$75,240	$58,452	$16,788	28.7%

	Nine months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Selling, general & administrative	$105,511	$85,723	$19,788	23.1%
Research & development	102,549	87,906	14,643	16.7%
Total	$208,060	$173,629	$34,431	19.8%
Selling, General and Administrative (“SG&A”)
For the three months ended July 3, 2021, the higher SG&A expenses as compared to the prior year period were primarily due to $7.4 million higher staff costs related to an increase in incentive compensation and headcount, $0.7 million higher professional services expenses and a $3.2 million lower COVID-19 related grant and wage related subsidy received from the Singapore government.
For the nine months ended July 3, 2021, the higher SG&A expenses as compared to the prior year period were primarily due to $14.6 million higher staff costs related to an increase in incentive compensation and headcount, and $4.9 million higher professional services expenses.
Research and Development (“R&D”)
For the three months ended July 3, 2021, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in incentive compensation and headcount.

For the nine months ended July 3, 2021, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in incentive compensation and headcount, and higher spending in development of prototypes.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Interest income	$564	$1,374	$(810)	(59.0)%
Interest expense	$(41)	$(446)	$405	(90.8)%

	Nine months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change
Interest income	$1,801	$6,888	$(5,087)	(73.9)%
Interest expense	$(146)	$(1,690)	$1,544	(91.4)%
Interest income
For the three and nine months ended July 3, 2021, the lower interest income as compared to the prior year period was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments.
Interest expense
For the three and nine months ended July 3, 2021, the lower interest expense as compared to the prior year period was primarily due to lower average short-term debt. Please refer to Note 10 of Item 1 for discussion on the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 3, 2021 and June 27, 2020:

	Three months ended			Nine months ended
(dollar amounts in thousands)	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
Provision for income taxes	$7,212	$690	$6,522	$25,722	$3,985	$21,737
Effective tax rate	6.0%	5.8%	0.2%	9.9%	9.8%	0.1%
Please refer to Note 14 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and nine months ended July 3, 2021 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of July 3, 2021 and October 3, 2020:

	As of
(dollar amounts in thousands)	July 3, 2021	October 3, 2020	$ Change
Cash and cash equivalents	$387,999	$188,127	$199,872
Short-term investments	247,000	342,000	(95,000)
Total cash, cash equivalents, and short-term investments	$634,999	$530,127	$104,872
Percentage of total assets	45.0%	50.3%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the nine months ended July 3, 2021 and June 27, 2020:

	Nine months ended
(in thousands)	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$176,656	$62,681
Net cash provided by investing activities	54,221	25,863
Net cash used in financing activities	(31,982)	(130,618)
Effect of exchange rate changes on cash and cash equivalents	977	(335)
Changes in cash and cash equivalents	$199,872	$(42,409)
Cash and cash equivalents, beginning of period	188,127	364,184
Cash and cash equivalents, end of period	$387,999	$321,775

Nine months ended July 3, 2021
Net cash provided by operating activities was primarily due to net income of $233.5 million, non-cash adjustments to net income of $14.3 million and a net unfavorable change in operating assets and liabilities of $71.1 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $170.4 million, an increase in inventory of $40.8 million, and an increase in prepaid expenses and other current assets of $2.9 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $144.7 million.
The increase in accounts and other receivable was due to increase in sales in the first three quarters of fiscal 2021. The increase in inventory was due to higher manufacturing activities during the third quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020 in anticipation of higher demand in subsequent periods. The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases, accruals on incentive compensation and other bonuses, and customer credits in the third quarter of fiscal 2021.
Net cash provided by investing activities was due to net redemption of short-term investments of $95.0 million and proceeds from sale of an equity-method investment of $2.1 million. This was partially offset by the cash outflow for the Uniqarta acquisition of $26.3 million and capital expenditures of $16.7 million.
Net cash used in financing activities was primarily due to common stock repurchases of $7.0 million and dividend payments of $24.8 million.
Nine months ended June 27, 2020
Net cash provided by operating activities was primarily due to net income of $36.5 million and non-cash adjustments to net income of $31.8 million and partially offset by a net unfavorable change in operating assets and liabilities of $5.7 million. The decrease in net change in operating assets and liabilities was primarily driven by an increase in inventory of $28.0 million, and a decrease in income tax payable of $5.4 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $25.9 million, and a decrease in prepaid expenses and other current assets of $1.7 million.
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
Net cash used by financing activities was primarily due to net repayment of short-term debt of $60.9 million, common stock repurchases of $46.9 million and dividend payments of $22.8 million.
Fiscal 2021 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2021 capital expenditures to be between approximately $26.0 million and $30.0 million, of which approximately $15.3 million has been made through the third quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations, improvements to our information technology security, the continuing implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions, including the impact from the COVID-19 pandemic, as well as financial, business and other factors, some of which are beyond our control.
As of July 3, 2021 and October 3, 2020, approximately $614.8 million and $492.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended July 3, 2021, the Company repurchased a total of approximately 82.0 thousand and 153.0 thousand shares of common stock under the Program at a cost of approximately $4.1 million and $6.4 million, respectively. As of July 3, 2021, our remaining stock repurchase authorization under the Program was approximately $135.7 million.
Dividends
On May 28, 2021, March 5, 2021, and December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. Dividends paid during the three and nine months ended July 3, 2021 totaled $8.7 million and $24.8 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.

As of July 3, 2021, the Company had deferred tax liabilities of $32.9 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $12.5 million, inclusive of accrued interest on uncertain tax positions of $1.6 million, substantially all of which would affect our effective tax rate in the future, if recognized. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the timing or financial outcomes of these examinations and, therefore, these amounts are excluded from the amounts below. When estimating its tax positions, the Company considers and evaluates numerous complex areas of taxation, which may require periodic adjustments and which may not reflect the final tax liabilities.
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of July 3, 2021:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$671,864	$671,864	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	60,728	6,415	19,297	35,016	—
Asset retirement obligations (3) (reflected on our Consolidated Condensed Balance Sheets)	2,126	50	1,698	229	149
Total	$734,718	$678,329	$20,995	$35,245	$149
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
Off-Balance Sheet Arrangements
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 3, 2021, the outstanding amount under this facility was $3.8 million.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft line of credit facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries") or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of July 3, 2021, there were no outstanding amounts under the Overdraft Facility.
As of July 3, 2021, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of July 3, 2021, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $57.0 million outstanding as of July 3, 2021.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2021 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended July 3, 2021 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
For the period from March 4, 2021 to July 3, 2021, we issued to employees and directors 5,178 restricted stock units, 833 performance share units, and 3,990 shares of common stock in transactions that were not registered under the Securities Act, in each case pursuant to our 2021 Omnibus Incentive Plan and as consideration for services rendered.
None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The issuances of the securities described above were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering or distribution. The issuances of these securities were made without any general solicitation or advertising.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended July 3, 2021 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 4, 2021 to May 1, 2021	11	$53.79	11	$139.2
May 2, 2021 to June 5, 2021	63	$48.43	63	$136.2
June 6, 2021 to July 3, 2021	8	$55.20	8	$135.7
For the three months ended July 3, 2021	82		82
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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 6, 2021	By:	/s/ LESTER WONG
Lester Wong
Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)