Form 10-K
period 2021-10-02
KULICKE & SOFFA INDUSTRIES INC
filed 2021-11-18
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 3, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3,189.3 million based on the closing sale price as reported on The Nasdaq Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of November 12, 2021, there were 62,421,143 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed on or about January 14, 2022 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2021 Annual Report on Form 10-K
October 2, 2021

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 2, 2021 (the “Annual Report” or "Form 10-K") and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Annual Report.
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
Item 1. BUSINESS
Kulicke and Soffa Industries, Inc. ("we", the "Company" or "K&S") designs, manufactures and sells capital equipment and tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment, and sell consumable aftermarket tools for our and our peer companies' equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 23A Serangoon North Avenue 5, #01-01, Singapore 554369 and 1005 Virginia Dr., Fort Washington, PA 19034, and our telephone number in the United States is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor's own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC's website at www.sec.gov.

Our year end for each of fiscal 2021, 2020 and 2019 was October 2, 2021, October 3, 2020, and September 28, 2019, respectively.
Key Events in Fiscal 2021
Business Combination
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
In response to the pandemic, we temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan (“BCP”), which measures have disrupted how we operate our business. While we are currently operating at full capacity in all of our manufacturing locations, work-from-home practices were instituted across many offices worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position. As certain countries have relaxed the measures over the past few months, we have restarted certain activities in accordance with local guidelines.
We are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions. As a result, we have at times experienced delays in customer deliveries during the course of fiscal 2021. However, in most cases we successfully managed our customers' expectations. Demand for our products was consistent with or exceeded our expectations for fiscal 2021. We believe semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector could see short-term volatility and potential disruption.
Various countries have announced measures, including government grants, tax changes and tax credits, among other types of relief, in response to the pandemic. For fiscal 2021, we received a $2.0 million COVID-19-related grant from the Singapore government as well as other measures including rental rebates and a social insurance exemption, which are not material to our operating results.
Based on our current evaluation, the pandemic has not had a material impact on our financial condition and operating results through fiscal 2021. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. However, as this is a highly dynamic situation, and it is still developing rapidly, including new strains as it relates to the effectiveness and utilization rates of vaccines for COVID-19 and its variants, there is uncertainty surrounding our business, and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For other information, please see Part II Item 1A. Risk Factors - The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company's existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the fiscal year ended October 2, 2021, the Company repurchased a total of approximately 215.0 thousand shares of common stock at a cost of approximately $10.2 million. As of October 2, 2021, our remaining share repurchase authorization under the Program was approximately $132.0 million.
Dividends
On August 26, 2021, May 28, 2021, March 5, 2021 and December 10, 2020, the Board of Directors declared a quarterly dividend of $0.14 per share of common stock. During the fiscal year ended October 2, 2021, the Company declared dividends of $0.56 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 96.4% and 94.2% of our net revenue for fiscal 2021 and 2020, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 55.6% and 51.6% of our net revenue for fiscal 2021 and 2020, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 2, 2021, our total cash, cash equivalents and short-term investments were $739.8 million, a $209.7 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Technology Leadership
We compete largely by offering our customers advanced equipment and tools available for interconnect processes. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder, mini LED placement, and tools products. To maintain our competitive advantage, we invest in product development activities designed to produce improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or tools. In order to generate these improvements, we typically work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. RAPID™ is the first product in the smart bonder series to address the Industry 4.0 requirements. The key features of this series include real-time process & performance monitoring, real-time equipment health monitoring, advanced data analytics & traceability, predictive maintenance monitoring & analysis, and detection & enhanced post-bond inspection.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions to address opportunities in memory assembly with our RAPID™ MEM, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS® improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it will increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results such as the Asterion™ hybrid wedge bonder, which is built on an enhanced architecture that includes an expanded bond area, new robust pattern recognition capabilities and extremely tight process controls. Another example of our developing equipment for high-growth niche markets is our AT Premier PLUS. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with high throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We are also developing and manufacturing advanced packaging bonders for the emerging 2.5 dimensional integrated circuit (“2.5D IC”) and 3 dimensional integrated circuit (“3D IC”) markets. By reducing the interconnect dimensions, 2.5D ICs and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are anticipated to be earlier adopters of this new packaging technology. Chiplets are emerging as an alternative methodology for developing advanced system-level designs. Chiplets of various functions and typically fabricated in different process nodes are mixed-and-matched and assembled in a package with the goal of speeding up time-to-market and reducing cost. This methodology of developing advanced system-level designs is increasing the complexity of packages. Our leadership in system-in-package ("SiP"), multi-chip module ("MCM") and heterogeneous integration are well positioned to address the requirements in this emerging and growing trend.
We have also broadened our advanced packaging solutions for mass reflow to include high accuracy flip chip and fan-out wafer level packaging ("FOWLP") with the KatalystTM. Our electronics assembly solutions are also capable of advanced package-on-

package, wafer level packaging ("WLP"), embedded die, and active and passive die placement for SiP, enabling us to diversify our business while further expanding market reach into the automotive, LED lighting, medical and industrial segments.
During fiscal 2019, we entered into a new market, miniLED for display backlighting and direct emitting display, with the launch of PIXALUXTM. The PIXALUX is a high-speed die placement equipment, and one of the most mass production ready solutions for miniLED placement in the market. MiniLEDs are used in TV, IT display, large display, signage display, consumer display and automotive markets. The usage of miniLEDs is expected to grow significantly over the next few years, followed by microLED adoption. We intend to leverage the momentum we already have with PIXALUX to continue to innovate and provide solutions to the industry to meet the challenges of packaging and assembling the next-generation of electronic devices. In order to help strengthen this position, we have developed LUMINEXTM which is a laser-based mini and micro LED die transfer system. It is a highly flexible system capable of a single die transfer, multi-die transfer and mass transfer for the various applications in the advanced display value chain. LUMINEX combines laser technology, state-of-the-art optical systems, material engineering and high precision motion control to deliver industry leading throughput and placement accuracy.
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
Customers
Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends. There was no customer with sales representing more than 10% of net revenue in fiscal 2020 and 2019.
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2021		Fiscal 2020		Fiscal 2019
1	ASE Technology Holding (1)	1	Forehope Electronic Co., Ltd	1	Super Power International Ltd (2)
2	Haoseng Industrial Co., Ltd. (2)	2	Haoseng Industrial Co., Ltd. (2)	2	Micron Technology, Inc.
3	Tianshui Huatian Technology Co., Ltd.	3	ASE Technology Holding	3	First Technology China, Ltd. (2)
4	Forehope Electronic Co., Ltd	4	Xinye Electronics Co. (2)	4	ASE Technology Holding
5	Powertech Technology Inc.	5	Regent Manner Limited	5	Xinye Electronics Co. (2)
6	Matfron Semiconductor Technology Co. Ltd (2)	6	First Technology China Ltd (2)	6	Forehope Electronic Co., Ltd
7	Regent Manner Limited	7	Matfron Semiconductor Technology Co. Ltd (2)	7	Infineon Technologies
8	Changjin Technology (Shanghai) Co., Ltd. (2)	8	Tesla, Inc.	8	ST Microelectronics
9	Super Power International Ltd. (2)	9	Micron Technology, Inc.	9	On Semiconductor
10	First Technology China Ltd. (2)	10	ST Microelectronics	10	Haoseng Industrial Co., Ltd. (2)
(1) Represents more than 10% of our net revenue for the applicable fiscal year.
(2) Distributor of our products.

Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales support and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales support and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales support and customer support resources are located primarily in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Vietnam, Japan, Thailand, the U.S., Germany, Mexico, Switzerland and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Switzerland, Israel, the U.S. and the Netherlands.
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
The following table reflects our backlog as of October 2, 2021 and October 3, 2020:

	As of
(in thousands)	October 2, 2021	October 3, 2020
Backlog	$787,241	$127,924
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
Though the majority of our manufacturing activities take place outside of the U.S., certain of our advanced packaging products are subject to the U.S. Export Administration Regulations ("EAR") because they are based on U.S. technology or contain more than a de minimis amount of controlled U.S. content. The EAR require licenses for, and sometimes prohibit, the export of certain products. The Commerce Control List (“CCL”) sets forth the types of goods and services controlled by the EAR, including civilian science, technology, and engineering dual use items. For products listed on the CCL, a license may be required as a condition to export depending on the end destination, end use or end user and any applicable license exceptions.
Our business is subject to various other regulations typical of businesses of our type in the jurisdictions in which we operate.
Business Continuity Management Plan
We have developed and implemented a global Business Continuity Management Plan ("BCP") for our business operations. The BCP is designed to facilitate the prompt resumption of our business operations and functions arising from an event which impacts or potentially impacts our business operations. As the scale, timing, and impact of disasters and disruptions are unpredictable, the BCP has been designed to be flexible in responding to actual events as they occur. The BCP provides a structured framework for safeguarding our employees and property, making a financial and operational assessment, protecting our books and records, perpetuating critical business functions, and enabling the continuation of customer transactions.
Human Capital
Our Employees
Our talented employees are critical to our ability to achieve the Company's vision to be the leading technology and service provider of innovative interconnect solutions enabling a smart future. As of October 2, 2021, we had 2,854 regular full-time employees and 732 temporary workers worldwide.

Diversity & Inclusion
We are committed to providing a diverse and collaborative environment that is rich in opportunities and which enables our employees to grow both professionally and personally in their careers within the organization. We are also committed to treating employees with dignity and respect. Diversity is important at K&S and we believe that the combined knowledge and diverse views that our employees contribute across our global locations strengthens our competitive edge. We value different backgrounds and celebrate unique perspectives and believe that diversity and inclusion are essential to creating an environment where we can achieve our best innovation essential to the success of K&S. In fiscal year 2021, the Company formalized a Diversity & Inclusion Pillar under its Corporate Social Responsibility initiatives with a committee comprising team members from across the globe. This committee’s vision is to enhance and improve the experience of everyone who works at the Company; encourage and recognize their contributions and successes, in an inclusive, cohesive, and collegial environment; and celebrate the diverse voices of our employees.
Safe Workplace
We endeavor to provide a safe and healthy workplace for all our employees. The health and safety of our employees is of paramount importance to K&S, and forms an integral part of our organizational culture. We have Environment, Health and Safety (EHS) practices, objectives and performance targets at each of our key manufacturing and R&D sites, which are overseen by an EHS Committee, led by an EHS Manager or a Safety Representative from each key operations function. To ensure that all employees are familiar with our safety standards and actions, we conduct regular health and safety-related trainings including an online based Corporate Safety Training module as well as hands-on preparedness training comprising periodic fire drill evacuations, first-aid, fire-fighting and hazardous chemical spillage response drills. This training is included in our new hire on-boarding programs with employee-wide refresher trainings conducted every two years.
Additionally, as part of our business continuity measures, we have assembled a management-led COVID-19 Committee comprising directors and managers of various key departments to provide global oversight and guidance in implementing site-specific business continuity and risk mitigation plans across our key sites. We regularly communicate with country management teams and tailor our policies according to the latest developments and guidelines provided by global authorities such as World Health Organization (WHO) and the local authorities at each site with the goal of ensuring the safety of all our team members whilst minimizing disruption to operations and providing support to our local communities.
Human Resource ("HR") Practices
At K&S, we aim to recruit, develop and retain a high performing and diverse workforce whilst fostering a safe and productive work environment for employees to maximize individual and organizational potential. Our regional HR managers support the local leaders and managers, ensuring that our employment and labor practices adhere to regional and local regulations. We continually review these policies and benchmark them against market peers to help ensure that we implement leading practices on recruitment, onboarding and employee development. Our HR function also includes centers of excellence in Talent Management, Talent Acquisition, HR Management Information System and Compensation, ensuring best practices in these important areas.
Employee Development
We believe in investing in our employees’ professional growth by encouraging them to continually develop their functional and leadership skills and to gain different experiences across the Company as they progress along their career paths and grow within our organization. Our Learning and Development Framework which is based on identified professional and management competencies and our K&S core values, is tailored to specific target groups such as new hires, professional and support staff levels, manager levels as well as identified key talents from our succession planning process. These development programs are also based on the 70/20/10 learning and development model under which individuals obtain 70% of their knowledge through experiential learning, 20% through social learning and 10% from formal educational events. We encourage our employees to not only participate actively in technical and soft skill training programs, but also to learn through peer coaching and mentoring, and to develop professionally through various stretch assignments and projects.
Compensation & Benefits
We strive to ensure fair and equitable pay for all employees, and we obtain market knowledge about pay levels by participating in several globally recognized compensation surveys annually. The survey organizations pool our data together with all the responding companies to determine market relevant pay ranges for all our positions. The Company also strives to ensure that our employee benefits are compliant in the cities, states and countries in which we operate, while annual benefits benchmarking ensures that our benefits are attractive in the markets where we compete for talent.

Employee Engagement
As part of our employee engagement initiatives, every two to three years, we conduct a global employee engagement survey, the Voice of K&S, to gather feedback from all our employees on various aspects of their work and on our corporate culture. Survey results are reviewed by management teams to identify improvement opportunity areas. Following employee feedback in the last survey, the Company has introduced a formalized career progression framework and associated tools to provide clarity and guidance to both managers and employees.
Open Door Policy
We maintain an open-door policy and provide multiple avenues for employees to voice their concerns and raise suggestions. Employees may also report any grievances through the global Whistleblower Hotline. Employees also have access to local HR representatives and the Global Vice President of HR.

Item 1A. RISK FACTORS
Semiconductor Industry and Macroeconomic Risks
Our operating results and financial condition could be adversely impacted by volatile worldwide economic conditions and unpredictable spending by our customers due to uncertainties in the macroeconomic environment.
Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, LEDs and batteries, including mobile devices, personal computers, consumer electronics, telecommunications equipment, automotive components, electric vehicles and other industrial products. Reductions or other fluctuations in our customers' spending as a result of uncertain conditions in the macroeconomic environment, including from government, economic or fiscal instability, global health crises and pandemics, restricted global credit conditions, reduced demand, unbalanced inventory levels, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our business, financial condition and operating results. Further, our profitability can be affected by volatility because we incur a certain amount of fixed costs that we cannot modulate up and down to meet increases or decreases in demand. The impact of general economic slowdowns could also make our customers cautious and delay orders until the economic environment becomes clearer. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic, industry-wide volatility will persist.
The COVID-19 pandemic has adversely affected our business, and may in the future materially and adversely affect our results of operations and financial condition.
The ongoing COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and initially significantly increased unemployment levels. As a result of the pandemic, many countries have suspended or restricted travel to and from affected countries and imposed quarantines. In addition, the pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions. As these measures begin to be relaxed, in certain jurisdictions there has been a resurgence of illnesses, potentially leading to more severe restrictions in the future.
While we are currently operating at full capacity in all of our manufacturing locations, work-from-home practices have been instituted from time-to-time across every office worldwide, which have impacted our non-manufacturing productivity, including our research & development.
The COVID-19 pandemic has caused disruptions to our supply chain, including materials, equipment, engineering support and services, due to efforts to contain the spread of COVID-19. It has also caused more difficult and more expensive travel and transportation of our supplies and products, ultimately affecting the sales of our products. In addition, the costs of logistics have increased, and labor shortages have further contributed to rising costs across the supply chain, further exacerbating the impact the pandemic has had on the supply chain.
Other effects of the COVID-19 pandemic on our business will depend on future developments that cannot be accurately predicted at this time, but may include the following:
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
•increased volatility in the semiconductor and electric vehicle industries due to heightened uncertainty, including our inability to keep pace relative to our competitors during a post-COVID-19 market recovery should that occur; and
•reduced sales volume to or loss of customers, or cancellation, delay or reduction of backlogged customer orders.
The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus; the emergence of new variants or strains of the virus; the distribution and effectiveness of available vaccines and the rates at which they are administered; the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life, international travel and border crossings, and the length of time that such measures remain in place; and governmental programs implemented to assist businesses impacted by the COVID-19 pandemic. At this time, we cannot estimate the short- or long-term impacts of COVID-19 on our business, liquidity, results of operations or financial condition due to the unprecedented and rapidly changing social and economic impacts associated with the COVID-19 pandemic.
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
•restrictions on our ability to rely on suppliers due to changes in trade regulation as well as laws and regulations enacted in response to concerns related to climate change, conflict minerals, or responsible sourcing practices;
•the inability of suppliers to meet our or other customer demand requirements;
•reliability or quality issues with certain key subassemblies provided by single source suppliers as to which we may not have any short-term alternative;
•shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including health pandemics (such as the current COVID-19 pandemic), regional or localized stay-at-home orders, work stoppage or fire, earthquake, flooding or other natural disasters;
•delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;
•loss of suppliers as a result of consolidation of suppliers in the industry; and
•loss of suppliers because of their bankruptcy or insolvency.
If any of these risks were to materialize, we might be unable to deliver our products to our customers on time and at expected cost, or at all. For example, during fiscal year 2021 and in the first quarter of fiscal 2022, as demand for many of our products surged to unprecedented levels, some of our suppliers were not able to timely meet our full demand. In some cases, the shortfalls were exacerbated by COVID-19 related disruptions. In particular, at times we were not able to obtain all our chip requirements as the global semiconductor industry suffered broad shortages. To date, these shortages and our resulting inability to deliver our products to some of our customers have not had a material impact on our results of operations or financial condition. However, if demand for our products remains high or increases, or if other challenges in the supply chain continue, our suppliers may again be unable to fulfill all our needs.
If we persistently remain unable to deliver our products to our customers for these or any other reasons, or we are unable to meet customer expectations as to cycle time, or we are unable to maintain acceptable product quality or reliability, we may lose customers as a result or otherwise experience a reduction in the demand for our products, as a result of which our business, financial condition and operating results would be materially and adversely affected.
The semiconductor industry is volatile with sharp periodic downturns and slowdowns. Cyclical industry downturns are made worse by volatile global economic conditions.
The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have in the past adversely affected our business, financial condition and operating results.

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
Typically, our average selling prices have declined over time due to continuous price pressure from our customers and competitive cost reductions in our industry’s supply chains. We seek to offset this decline by continually reducing our cost structure by consolidating operations in lower cost areas, reducing other operating costs, by pursuing product strategies focused on product performance and customer service, and developing new products for which we are able to charge higher prices. These efforts may not enable us to fully offset price declines, and if they do not, our financial condition and operating results may be materially and adversely affected.
We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.
We believe our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers' demands for higher performance assembly equipment and leading-edge materials customized to address rapid technological advances in integrated circuits, and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer improved performance and features, or lower prices which may render our products less competitive. The development and commercialization of new products require significant capital expenditures over an extended period of time, and some products we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers' future needs or achieve market acceptance. If we are not able to develop and sell our products that meet the demands of our customers, it would result in lower net revenues and our operating results would be adversely affected.
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
In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better-capitalized companies. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources than we do. Some of these competitors are Asian and European companies that have had, and may continue to have, an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers.
We expect our competitors to improve their current products' performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology similar to or better than ours. They may also appropriate our technology and our intellectual property to compete against us and we may not have adequate legal recourse. New product and material introductions by existing competitors or by new market entrants could hurt our sales. If a semiconductor manufacturer or subcontract assembler selects a competitor's product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time. Manufacturers and assemblers sometimes develop lasting relationships with suppliers and assembly equipment providers in our industry and often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully, we could lose customers and experience reduced margins and profitability.

Geographic, Trade and Customer Risks
Substantially all of our sales, distribution channels and manufacturing operations are located outside of the U.S., which subjects us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Over 90% of our net revenue is for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base has and continues to become more geographically concentrated in China as a result of economic and industry conditions. Approximately 55.6%, 51.6% and 46.7% of our net revenue for fiscal 2021, 2020, and 2019, respectively, was for shipments to customers located in China.

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
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China, and our capillary blanks in Israel and China. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:
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
Catastrophic events, such as pandemics and extreme weather events as a result of climate change, can have a material adverse effect on our operations and financial results.
Our operations and business, and those of our customers and suppliers, can be disrupted by natural disasters, public health issues (including the COVID-19 pandemic), cybersecurity incidents, interruptions of service from utilities, or other catastrophic events. For example, we have at times experienced temporary disruptions in our manufacturing processes as a result of power outages. Global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. For example, in February 2021, Texas experienced historic cold weather, resulting in prolonged power outages, which impacted our components suppliers who operate there. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe. Catastrophic events could make it difficult or impossible to manufacture or deliver products to our customers, receive materials from our suppliers, or perform critical functions, whether on a timely basis or at all, which could adversely affect our revenue and operations. Some of the systems we maintain as part of our business recovery plans cannot guarantee us protection from such disruptions. Furthermore, even if our operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a catastrophic event, we may be unable to fulfil our customers' orders, and experience reduced or cancelled orders or other disruptions to our supply chain that may adversely affect our results of operations.
We are subject to export restrictions that may limit our ability to sell to certain customers and the U.S.-China trade war could adversely affect our business.
The U.S. and several other countries levy tariffs on certain goods and impose other trade restrictions that may impact our customers’ investment in manufacturing equipment, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in response. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, may limit our ability to produce products, increase our selling and/or manufacturing costs, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
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
In 2020, the BIS amended the EAR to expand controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies. This amendment impacts some of our advanced packaging products, which are based on U.S. technology and are within the scope of the expanded EAR controls on Huawei. Therefore, these products cannot be sold to Huawei, and are subject to certain end-use restrictions. To date, this amendment to the EAR has not had a material direct impact on our business, financial condition or results of operations and we do not expect that it will, although it could have indirect impacts, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. Additionally, some end users may prefer to avoid the U.S. supply chain to avoid the application of these regulations.
Future changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, and therefore could have a material adverse effect on our business, financial condition or results of operations.
Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. There was one customer with sales representing more than 10% of net revenue in fiscal 2021. Sales to our ten largest customers comprised 62.0% and 50.0% of our net revenue for fiscal 2021 and fiscal 2020, respectively.
We expect a small number of customers will continue to account for a high percentage of our net revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory and production capacity quickly enough to meet the needs of our customers, or if because of supply chain constraints we are not able to fulfil our customers' orders, they may turn to other suppliers making it more difficult for us to retain their business. We may also make commitments from time-to-time to our customers regarding minimum volumes and performance standards, and if we are unable to meet those commitments, we may incur liabilities to our customers. If we lose orders from a significant customer that we are not able to replace, if a significant customer reduces its orders substantially, or if we incur liabilities for not meeting customer commitments, these losses, reductions or liabilities may materially and adversely affect our business, financial condition and operating results.

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
There is some uncertainty with respect to the pace of rising labor costs in the various countries in which we operate. In addition, there is substantial competition in China, Singapore, Israel and the Netherlands for qualified and capable manufacturing personnel, which may make it difficult for us to recruit and retain qualified employees. For example, the Singapore border restrictions related to COVID-19 have made hiring and retaining qualified direct labor for our Singapore manufacturing operations in particular more difficult. If we are unable to staff sufficient personnel at our China, Singapore, Israel and the Netherlands facilities or if there are increases in labor costs that we are unable to recover in our pricing to our customers, we may experience increased manufacturing costs, which would adversely affect our operating results.
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
If errata (deviations from product specifications) or flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that would result in materially adverse consequences, including:
•incurring warranty expenses;
•writing off the value of inventory;
•disposing of products that cannot be fixed;
•retrofitting products that have been shipped;
•providing product replacements or modifications; and
•defending against litigation.
Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate tests and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs, potential damage to our reputation or general customer dissatisfaction with our products. We may also not be able to obtain product liability or other insurance to fully cover such risks. Any of the foregoing risks, if they were to materialize, could have a material adverse effect on our business, results of operations or financial condition.
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
We may be materially and adversely affected by environmental and safety laws and regulations, including laws and regulations implemented in response to climate change.
We are subject to various federal, state, local and foreign laws and regulations governing, among other things, the generation, storage, use, emission, discharge, transportation and disposal of hazardous material, investigation and remediation of contaminated sites and the health and safety of our employees. Increasingly, public attention has focused on the environmental impact of manufacturing operations and the risk to neighbors of chemical releases from such operations. Regulations in response to climate change could result in increased manufacturing costs (for us and for our suppliers) associated with air pollution requirements and increased compliance and energy costs.
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

Compliance with existing or future land use, environmental, climate-related and health and safety laws and regulations may: (1) result in significant costs to us for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations and/or (3) cause us to curtail our operations. We also could incur significant costs, including cleanup costs, fines or other sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under such laws and regulations. To the extent that higher costs result in higher prices for our products, we may experience a reduction in the demand for those products, which could negatively affect our results of operations. Conversely, we may not be able to pass these increased costs onto our customers in the form of higher prices, as a result of which our results of operations may also be adversely affected.
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
Also, competitors may copy or misappropriate our trade secrets, products or designs either through lawful means of reverse engineering or through unlawful means that we are unable to prove, in either case eroding our market share. In addition, our partners and alliances may have rights to technology developed by us. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.
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
We are currently implementing a new enterprise resource planning (“ERP”) system and will be implementing the new system over the next two years. ERP implementations are complex, time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.
Currency and Tax Risks
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
Our existing tax incentive, scheduled to expire in our fiscal 2025, allows certain classes of income to be subject to reduced income tax rates in Singapore provided we meet certain employment and investment conditions. If we cannot, or elect not to, comply with these conditions, we could be required to refund material tax benefits previously realized with respect to this tax incentive. Subsequent renewals are at the discretion of the Singapore government and we may not be able to extend the tax incentive arrangement beyond its expiration date or we may also elect not to renew this tax incentive arrangement. In the absence of the tax incentive, the income tax rate in Singapore that would otherwise apply is 17%, which would result in a significant increase in our provision for (benefit from) income taxes in future periods.
Changes in tax legislation could adversely impact our future profitability.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development ("OECD"). Also, while too early to predict the outcome, if the tax regulation changes contemplated by the Biden administration and the recent OECD agreement on global minimum tax of 15% were to be enacted, they could materially increase future tax expense. Further, the increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
Other changes in taxation could materially impact our future effective tax rate.
Additionally, our future effective tax rate could be affected by numerous other factors including higher or lower than anticipated foreign earnings in various jurisdictions where we are subjected to tax rates that differ from the U.S. federal statutory tax rate, by changes in the valuation allowances recorded against certain deferred tax balances, or by changes in accounting principles and reporting requirements, or interpretations and application thereof. Changes in our assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances and challenges by tax authorities to our historic or future tax positions and transfer pricing policies could also significantly adversely impact our future effective tax rate.
Risks Related to Our Shares and Corporate Law
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common shares.
We may from time to time issue additional equity securities or securities convertible into equity securities, which would result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 61.9 million shares were outstanding as of October 2, 2021. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common shares or preferred shares. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions or other purposes. In addition, our shareholders will experience additional dilution when performance or restricted share units vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of October 2, 2021:

Facility (1)	Approximate Size	Function	Business Segment	Lease Expiration Date
Singapore	221,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Capital Equipment	November 2043 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing, technology and shared support services center	APS	Owned
Eindhoven, The Netherlands	116,000 sq. ft.	Manufacturing, technology, sales and service center	Capital Equipment	September 2030 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Corporate headquarters, technology, sales and service center	Capital Equipment	Owned
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Capital Equipment	August 2036 (4)
Haifa, Israel	31,000 sq. ft.	Manufacturing and technology center	APS	October 2037 (5)

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

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” On November 12, 2021, there were approximately 170 holders of record of the shares of outstanding common stock.
On August 26, 2021, May 28, 2021, March 5, 2021 and December 10, 2010, the Board of Directors declared a quarterly dividend $0.14 per share of common stock. During the fiscal year ended October 2, 2021, the Company declared dividends of $0.56 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 14, 2022.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended October 2, 2021 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2021 to July 31, 2021	22	$52.91	22	$134,579
August 1, 2021 to September 4, 2021	8	$65.86	8	$134,038
September 5, 2021 to October 2, 2021	32	$66.12	32	$131,961
For the three months ended October 2, 2021	62		62
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

Item 6. [Reserved]
Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the COVID-19 pandemic, including supply chain disruptions, the economic and public health effects, and of governmental and other responses to these impacts;
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
This section of this Form 10-K generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020.
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
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at the customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
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
Impairment assessments inherently involve judgment as to the assumptions made about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the assumptions as to prices, costs, growth rates or other factors that may result in changes in the estimates of future cash flows. Although the Company believes the assumptions that it has used in testing for impairment are reasonable, significant changes in any one of the assumptions could produce a significantly different result. Indicators of potential impairment, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition, may lead the Company to perform interim goodwill impairment assessments.
For further information on goodwill and other intangible assets, see Note 4 to our consolidated financial statements in Item 8.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 11 to our consolidated financial statements in Item 8 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to our consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements, including the expected dates of adoption and effects on our consolidated results of operations and financial condition.
RESULTS OF OPERATIONS
Results of Operations for fiscal 2021 and 2020
The following table reflects our income from operations for fiscal 2021 and 2020:

	Fiscal
(dollar amounts in thousands)	2021	2020	$ Change	% Change
Net revenue	$1,517,664	$623,176	$894,488	143.5%
Cost of sales	820,678	325,201	495,477	152.4%
Gross profit	696,986	297,975	399,011	133.9%

Selling, general and administrative	147,061	116,007	31,054	26.8%
Research and development	137,478	123,459	14,019	11.4%
Operating expenses	284,539	239,466	45,073	18.8%

Income from operations	$412,447	$58,509	$353,938	604.9%
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

The following tables reflect our bookings and backlog for fiscal 2021 and 2020:

	Fiscal
(in thousands)	2021	2020
Bookings	$2,176,981	$646,389

	As of
(in thousands)	October 2, 2021	October 3, 2020
Backlog	$787,241	$127,924
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, we observed trade-related adverse impacts in demand from China from the fourth quarter of fiscal 2018 through fiscal 2020, and such impacts may arise again in fiscal 2022 and/or beyond.
Net Revenue
Our net revenues for fiscal 2021 increased as compared to our net revenues for fiscal 2020. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following table reflects net revenue by business segment for fiscal 2021 and 2020:

	Fiscal
(dollar amounts in thousands)	2021		2020		$ Change	% Change
	Net revenue	% of total net revenue	Net revenue	% of total net revenue
Capital Equipment	$1,312,576	86.5%	$462,059	74.1%	$850,517	184.1%
APS	205,088	13.5%	161,117	25.9%	43,971	27.3%
Total net revenue	$1,517,664	100.0%	$623,176	100.0%	$894,488	143.5%
Capital Equipment
For fiscal 2021, the higher Capital Equipment net revenue as compared to fiscal 2020 was driven by growing demand in the general semiconductor end market for consumer applications and 5G transition, automotive end market, memory end market and in the LED end market for both the adoption of the advanced LED display and sequential improvements for general lighting LED.
APS
For fiscal 2021, the higher APS net revenue as compared to fiscal 2020 was primarily due to higher volume in spares, services and bonding tools.

Gross Profit Margin
 The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2021 and 2020:

	Fiscal
	2021	2020	Basis point change
Capital Equipment	44.0%	44.7%	(70)
APS	58.2%	56.7%	150
Total gross margin	45.9%	47.8%	(190)
Capital Equipment
For fiscal 2021, the lower Capital Equipment gross profit margin as compared to fiscal 2020 was primarily driven by an increased gross margin in fiscal 2020 due to a warranty reserve revision, partially offset by more favorable product mix.
APS
For fiscal 2021, the higher APS gross profit margin as compared to fiscal 2020 was primarily driven by favorable product mix in spares and services.
Income from Operations
For fiscal 2021, total income from operations was higher as compared to fiscal 2020. This was primarily due to increased revenue in fiscal 2021, partially offset by higher operating expenses.
The following tables reflect income from operations by business segment for fiscal 2021 and 2020:

	Fiscal
(dollar amounts in thousands)	2021	2020	$ Change	% Change
Capital Equipment	$355,982	$22,069	$333,913	1,513.0%
APS	56,465	36,440	20,025	55.0%
Total income from operations	$412,447	$58,509	$353,938	604.9%
Capital Equipment
For fiscal 2021, the higher Capital Equipment income from operations as compared to fiscal 2020 was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
APS
For fiscal 2021, the higher APS income from operations as compared to fiscal 2020 was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
Operating Expenses
The following table reflects operating expenses for fiscal 2021 and 2020:

	Fiscal
(dollar amounts in thousands)	2021	2020	$ Change	% Change
Selling, general and administrative	$147,061	$116,007	$31,054	26.8%
Research and development	137,478	123,459	$14,019	11.4%
Total	$284,539	$239,466	$45,073	18.8%

Selling, General and Administrative (“SG&A”)
For fiscal 2021, the higher SG&A expenses as compared to fiscal 2020 were primarily due to $22.1 million higher staff costs related to an increase in incentive compensation and headcount, and $9.5 million in sales representative commissions.
Research and Development (“R&D”)
For fiscal 2021, the higher R&D expenses as compared to fiscal 2020 were primarily due to higher staff costs related to an increase in incentive compensation and headcount, and increased engineering services. These were partially offset by lower spending on prototype materials.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2021 and 2020:

	Fiscal
(dollar amounts in thousands)	2021	2020	$ Change	% Change
Interest income	$2,321	$7,541	$(5,220)	(69.2)%
Interest expense	$(218)	$(1,716)	$1,498	(87.3)%
Interest income
For fiscal 2021, the lower interest income as compared to fiscal 2020 was primarily due to lower weighted average interest rates on cash, cash equivalents and short-term investments.
Interest expense
For fiscal 2021, the lower interest expense as compared to fiscal 2020 was primarily due to lower levels of average short-term debt outstanding. Please refer to Note 10: Debt and Other Obligations to our consolidated financial statements in Item 8 for a discussion of the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2021 and 2020:

	Fiscal
(dollar amounts in thousands)	2021	2020	Change
Provision for income taxes	$47,295	$11,998	$35,297
Effective tax rate	11.4%	18.6%	(7.2)%

For fiscal 2021, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax benefits from tax incentives, foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, tax credits generated during the fiscal year, and the net release of valuation allowances recorded against certain loss and credit carryforwards, partially offset by tax expense related to deemed income and undistributed foreign earnings.
For fiscal 2020, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax benefits from tax incentives, foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, and tax credits generated during the fiscal year net of a $3.5 million out of period adjustment, partially offset by tax expense related to deemed income, net increase of valuation allowances recorded against certain deferred tax assets, undistributed foreign earnings, and other non-deductible items. The $3.5 million out of period adjustment was to correct previously unrecorded income tax expense related to prior years jurisdictional adjustments. The Company determined that the out of period adjustment to the provision of income taxes and income taxes payable was not material to its fiscal 2020 or prior period consolidated financial statements.
Please refer to Note 15: Income Taxes to our consolidated financial statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents and short-term investments as of October 2, 2021 and October 3, 2020:

	As of
(dollar amounts in thousands)	October 2, 2021	October 3, 2020	Change
Cash and cash equivalents	$362,788	$188,127	$174,661
Short-term investments	377,000	342,000	35,000
Total cash, cash equivalents, and short-term investments	$739,788	$530,127	$209,661
Percentage of total assets	46.2%	50.3%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2021 and 2020:

	Fiscal
(in thousands)	2021	2020
Net cash provided by operating activities	$300,032	$94,412
Net cash used in investing activities	(81,707)	(125,957)
Net cash used in financing activities	(44,258)	(145,809)
Effect of exchange rate changes on cash and cash equivalents	594	1,297
Changes in cash, and cash equivalents	$174,661	$(176,057)
Cash and cash equivalents, beginning of period	188,127	364,184
Cash and cash equivalents, end of period	$362,788	$188,127
Fiscal 2021
Net cash provided by operating activities consisted of net income of $367.2 million, non-cash adjustments of $21.2 million and a net unfavorable change in operating assets and liabilities of $88.3 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts and notes receivable of $221.9 million, inventories of $52.7 million, and prepaid expenses and other current assets of $4.6 million. This was partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $182.0 million, and income tax payable of $7.7 million.
The increase in accounts payable and accrued expenses and other current liabilities was primarily due to higher purchases due to higher manufacturing activities. The increase in inventories was due to increased manufacturing activities in fiscal 2021 in response to increased sales. The increase in accounts receivable was due to higher sales.
The net cash used in investing activities was primarily due to net purchases of short-term investments of $35.0 million, the Uniqarta acquisition of $26.3 million, and capital expenditures of $22.8 million, partially offset by proceeds from the sale of an equity-method investment of $2.1 million.
The net cash used in financing activities was primarily due to dividend payments of $33.5 million, and common stock repurchases of $10.4 million.
Fiscal 2020
Net cash provided by operating activities consisted of net income of $52.3 million, non-cash adjustments of $34.9 million and a net favorable change in operating assets and liabilities of $7.2 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts payable and accrued expenses and other current liabilities of $38.1 million. This was partially offset by an increase in inventories of $26.2 million, and prepaid expenses and other current assets of $3.6 million, and an increase in accounts and notes receivable of $1.9 million.
The increase in accounts payable and accrued expenses and other current liabilities was primarily due to higher purchases due to higher manufacturing activities. The increase in inventories was due to increased manufacturing activities in fiscal 2020 in response to increased sales. The increase in accounts receivable was due to higher sales.
The net cash used in investing activities was primarily due to net purchases of short-term investments of $113.0 million, capital expenditures of $11.7 million and an equity investment of $1.3 million.
The net cash used in financing activities was primarily due to a net repayment of short-term debt of $60.9 million, common stock repurchases of $54.5 million, and dividend payments of $30.2 million.

Fiscal 2022 Liquidity and Capital Resource Outlook
We expect our fiscal 2022 capital expenditures to be between $38.0 million and $42.0 million. The actual amounts for fiscal 2022 will vary depending on market conditions. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities.
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
As of October 2, 2021 and October 3, 2020, approximately $724.5 million and $492.0 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. In fiscal 2021, the Company’s U.S. operations and capital requirements have been funded primarily by cash generated from U.S. operating activities, repatriation of cash generated by foreign operating activities, and by a Facility Agreement with MUFG Bank, Ltd. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. tax. We believe these future repatriations of cash and our U.S. sources of cash and liquidity are sufficient to meet our other business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures, repayment of outstanding balances under the Facility Agreement with MUFG Bank, Ltd., dividend program, and the share repurchase program as approved by the Board of Directors. Should the Company’s U.S. cash needs exceed its funds generated by U.S. and foreign operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could seek U.S. borrowing alternatives.
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
During the fiscal year ended October 2, 2021, the Company repurchased a total of approximately 215.0 thousand shares of common stock at a cost of approximately $10.2 million. As of October 2, 2021, our remaining share repurchase authorization under the Program was approximately $132.0 million.
Dividends
On August 26, 2021, May 28, 2021, March 5, 2021 and December 10, 2020, the Board of Directors declared a quarterly dividend $0.14 per share of common stock. During the fiscal year ended October 2, 2021, the Company declared dividends of $0.56 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.

Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of October 2, 2021 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of October 2, 2021, the Company had deferred tax liabilities of $32.8 million and unrecognized tax benefit recorded within the income tax payable for uncertain tax positions of $15.0 million, including related accrued interest of $1.7 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of October 2, 2021:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$591,845	591,845	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Balance Sheets)	60,870	6,461	19,329	35,080	—
Total	$652,715	$598,306	$19,329	$35,080	$—
(1)We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Jobs Act of 2017.
Off-Balance Sheet Arrangements
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of October 2, 2021, there were no outstanding amounts under the Overdraft Facility.
As of October 2, 2021, other than the bank guarantee disclosed in Note 10, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.
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
Based on our foreign currency exposure as of October 2, 2021, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $57.7 million outstanding as of October 2, 2021.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15(a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended October 2, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 2, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Realizability of deferred income taxes
As described in Notes 1 and 15 to the consolidated financial statements, as of October 2, 2021, the Company's gross deferred tax assets balance of $45.0 million was partially offset by valuation allowances of $34.1 million. The net release of valuation allowances charged to the consolidated statement of operations during the year was $11.6 million. As disclosed, management recorded a valuation allowance to reduce its deferred tax assets to the amount expected, on a more likely than not basis, to be realized. Management has considered future taxable income in assessing the need for the valuation allowance.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are (i) our assessment that this is an area of significant judgment by management in determining the realizability of deferred tax assets; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management's forecasted future taxable income for certain foreign jurisdictions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over management's process for developing forecasted future taxable income for certain foreign jurisdictions. These procedures also included, among others, testing management's process for determining the realizability of deferred tax assets for certain foreign jurisdictions, and evaluating management's forecasted future taxable income for certain foreign jurisdictions, which considered (i) current and past results; (ii) consistency with external market and industry data; (iii) availability of objectively verifiable data; (iv) a comparison of the prior year estimates to actual results in the current year; and (v) whether these forecasts were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Singapore
November 18, 2021

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	As of
	October 2, 2021	October 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$362,788	$188,127
Short-term investments	377,000	342,000
Accounts and notes receivable, net of allowance for doubtful accounts of $687 and $968, respectively	421,193	198,640
Inventories, net	167,323	111,809
Prepaid expenses and other current assets	23,586	19,620
Total current assets	1,351,890	860,196

Property, plant and equipment, net	67,982	59,147
Operating right-of-use assets	41,592	22,688
Goodwill	72,949	56,695
Intangible assets, net	42,752	37,972
Deferred tax assets	15,715	8,147
Equity investments	6,388	7,535
Other assets	2,363	2,186
TOTAL ASSETS	$1,601,631	$1,054,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	154,636	57,688
Operating lease liabilities	4,903	5,903
Accrued expenses and other current liabilities	161,570	76,762
Income taxes payable	30,766	17,540
Total current liabilities	351,875	157,893

Deferred tax liabilities	32,828	33,005
Income taxes payable	69,422	74,957
Operating lease liabilities	38,084	18,325
Other liabilities	14,185	12,392
TOTAL LIABILITIES	$506,394	$296,572

Commitments and contingent liabilities (Note 17)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,364 and 85,364 respectively; outstanding 61,931 and 61,558 shares, respectively	550,117	539,213
Treasury stock, at cost, 23,433 and 23,806 shares, respectively	(400,412)	(394,817)
Retained earnings	948,554	616,119
Accumulated other comprehensive loss	(3,022)	(2,521)
TOTAL SHAREHOLDERS' EQUITY	$1,095,237	$757,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,601,631	$1,054,566
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2021	2020	2019
Net revenue	$1,517,664	$623,176	$540,052
Cost of sales	820,678	325,201	285,462
Gross profit	696,986	297,975	254,590
Selling, general and administrative	147,061	116,007	116,811
Research and development	137,478	123,459	116,169
Operating expenses	284,539	239,466	232,980
Income from operations	412,447	58,509	21,610
Interest income	2,321	7,541	15,132
Interest expense	(218)	(1,716)	(2,055)
Income before income taxes	414,550	64,334	34,687
Provision for income taxes	47,295	11,998	22,910
Share of results of equity-method investee, net of tax	94	36	124
Net income	$367,161	$52,300	$11,653

Net income per share:
Basic	$5.92	$0.83	$0.18
Diluted	$5.78	$0.83	$0.18

Weighted average shares outstanding:
Basic	62,009	62,828	65,286
Diluted	63,515	63,359	65,948
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2021	2020	2019
Net income	$367,161	$52,300	$11,653
Other comprehensive income / (loss):
Foreign currency translation adjustment	672	7,755	(6,534)
Unrecognized actuarial (loss) / gain on pension plan, net of tax	—	(1,490)	22
	672	6,265	(6,512)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	24	358	(741)
Reclassification adjustment for (gain)/ loss on derivative instruments recognized, net of tax	(1,197)	796	1,215
Net (decrease) / increase from derivatives designated as hedging instruments, net of tax	(1,173)	1,154	474

Total other comprehensive (loss) / income	(501)	7,419	(6,038)

Comprehensive income	$366,660	$59,719	$5,615
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2018	67,143	$519,244	$(248,664)	$613,529	$(3,902)	$880,207
Issuance of stock for services rendered	37	834	—	—	—	834
Repurchase of common stock	(4,676)	—	(100,548)	—	—	(100,548)
Exercise of stock options	2	14	—	—	—	14
Issuance of shares for equity-based compensation	667	—	—	—	—	—
Equity-based compensation	—	13,498	—	—	—	13,498
Cumulative effect of accounting changes	—	—	—	534	—	534
Cash dividends declared	—	—	—	(31,091)	—	(31,091)
Components of comprehensive income:
Net income	—	—	—	11,653	—	11,653
Other comprehensive loss	—	—	—	—	(6,038)	(6,038)
Total comprehensive income / (loss)	—	—	—	11,653	(6,038)	5,615
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	37	491	359	—	—	850
Repurchase of common stock	(2,486)	—	(55,001)	—	—	(55,001)
Issuance of shares for equity-based compensation	834	(9,037)	9,037	—	—	—
Equity-based compensation	—	14,169	—	—	—	14,169
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividends declared	—	—	—	(30,037)	—	(30,037)
Components of comprehensive income:
Net income	—	—	—	52,300	—	52,300
Other comprehensive loss	—	—	—	—	7,419	7,419
Total comprehensive income	—	—	—	52,300	7,419	59,719
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	23	616	202	—	—	818
Repurchase of common stock	(215)	—	(10,182)	—	—	(10,182)
Issuance of shares for equity-based compensation	565	(4,385)	4,385	—	—	—
Equity-based compensation	—	14,673	—	—	—	14,673
Cash dividend declared	—	—	—	(34,726)	—	(34,726)
Components of comprehensive income:
Net income	—	—	—	367,161	—	367,161
Other comprehensive gain	—	—	—	—	(501)	(501)
Total comprehensive income / (loss)	—	—	—	367,161	(501)	366,660
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$367,161	$52,300	$11,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,810	19,739	20,304
Equity-based compensation and employee benefits	15,491	15,019	14,332
Adjustment for doubtful accounts	(248)	371	212
Adjustment for inventory valuation	(2,965)	4,170	2,657
Change in the estimation of warranty reserve	—	(5,417)	—
Deferred taxes	(9,818)	(827)	8,825
Loss on disposal of property, plant and equipment	259	953	20
Gain on disposal of equity-method investments	(1,046)	—	—
Unrealized foreign currency translation	(378)	874	(3,325)
Share of results of equity-method investee	94	36	124
Changes in operating assets and liabilities:
Accounts and notes receivable	(221,924)	(1,928)	47,395
Inventory	(52,719)	(26,194)	24,105
Prepaid expenses and other current assets	(4,573)	(3,561)	(490)
Accounts payable, accrued expenses and other current liabilities	181,960	38,148	(53,759)
Income taxes payable	7,686	(291)	(7,758)
Other, net	1,242	1,020	1,672
Net cash provided by operating activities	300,032	94,412	65,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(26,338)	—	—
Purchases of property, plant and equipment	(22,775)	(11,719)	(11,742)
Proceeds from sales of property, plant and equipment	291	50	210
Purchase of equity investments	—	(1,288)	(5,000)
Purchase of short term investments	(507,000)	(442,000)	(619,000)
Maturity of short term investments	472,000	329,000	683,000
Disposal of equity-method investments	2,115	—	—
Net cash (used in) / provided by investing activities	(81,707)	(125,957)	47,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short term debt	(22,750)	(147,143)	(30,773)
Proceeds from exercise of common stock options	—	—	14
Payment for finance leases	(379)	(123)	—
Repurchase of common stock	(10,426)	(54,549)	(99,897)
Proceeds from short term debt	22,750	86,239	90,904
Common stock cash dividends paid	(33,453)	(30,233)	(31,566)
Net cash used in financing activities	(44,258)	(145,809)	(71,318)
Effect of exchange rate changes on cash and cash equivalents	594	1,297	919
Changes in cash and cash equivalents	174,661	(176,057)	43,036
Cash and cash equivalents at beginning of period	188,127	364,184	321,148
Cash and cash equivalents at end of period	$362,788	$188,127	$364,184

CASH PAID FOR:
Interest	$218	$1,716	$1,634
Income taxes	$51,856	$13,271	$22,073
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2021, 2020, and 2019 fiscal years ended on October 2, 2021, October 3, 2020 and September 28, 2019, respectively.
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
Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 2, 2021. While there was no material impact to our consolidated financial statements as of and for the year ended October 2, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.
The Company reviews its warranty reserve balances as part of its ongoing policy review. At the start of fiscal 2020, the Company determined there was a need to obtain granular data given uncertainty in sales demand. Accordingly, the Company commenced the collection of granular data over the four fiscal quarters in 2020 to establish a more precise estimate of its warranty reserve. This collection was finalized and the information incorporated in the fourth quarter of fiscal 2020. This resulted in a decrease to the reserve for warranty and an increase in net income by $5.4 million for the fiscal year 2020, as well as an increase to net income per share, basic and diluted, by $0.09 and $0.09, respectively. For further information on warranty reserve, see Notes 14 and 17 below.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of October 2, 2021 and October 3, 2020 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended October 2, 2021 and October 3, 2020, no "triggering" events occurred.
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
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at the customers' facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
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
Service revenue is generally recognized over time as the services are performed. For fiscal 2021 and 2020, the service revenue is not material.
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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. This ASU will be effective for us in the first quarter of 2022. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of October 2, 2021 and October 3, 2020:

	As of
(in thousands)	October 2, 2021	October 3, 2020

Short term investments, available-for-sale(1)	$377,000	$342,000

Inventories, net:
Raw materials and supplies	$94,493	$60,205
Work in process	55,866	39,753
Finished goods	40,006	43,015
	190,365	142,973
Inventory reserves	(23,042)	(31,164)
	$167,323	$111,809

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,314	22,830
Leasehold improvements	30,054	23,111
Data processing equipment and software	40,945	38,524
Machinery, equipment, furniture and fixtures	87,994	80,953
Construction in progress	9,562	7,111
	194,051	174,711
Accumulated depreciation	(126,069)	(115,564)
	$67,982	$59,147

Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$72,478	$22,759
Wages and benefits	66,531	37,237
Commissions and professional fees	6,190	2,716
Dividends payable	8,673	7,397
Severance	31	449
Other	7,667	6,204
	$161,570	$76,762

(1)All short-term investments were classified as available-for-sale and were measured at fair value based on Level 1 measurement, or quoted market prices, as defined by ASC 820. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal years ended 2021 and 2020.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 3: BUSINESS COMBINATIONS
Acquisition of Uniqarta
On January 19, 2021, Kulicke and Soffa Industries, Inc. entered into a Stock Purchase Agreement with Uniqarta, Inc. ("Uniqarta") and its equity holders to purchase all of Uniqarta's outstanding equity interests. Upon the closing of the acquisition, Uniqarta became a wholly-owned subsidiary of the Company. Uniqarta is a developer of laser transfer technology and the acquisition expands the Company's presence in the LED end market.
The purchase price consisted of $26.5 million in cash paid at closing. The acquisition of Uniqarta was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method.
The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period on January 19, 2022. Any changes in these estimates may have a material impact on our Consolidated Statements of Operations or Consolidated Balance Sheets. At October 2, 2021, the Company held $3.5 million in escrow for a period up to eighteen months from the acquisition date as security pending the completion of Uniqarta's obligations as seller under the Agreement.
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
The valuation of identifiable intangible assets acquired, representing in-process research and development ("IPR&D") and others, reflects management’s estimates based on, among other factors, the use of an established valuation method. The intangible assets are valued using a cost replacement method. The IPR&D intangible asset of $9.0 million is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. The other intangible assets acquired of $2.2 million are amortized over the period of estimated benefit using the straight-line method and the estimated useful life of six years. The straight-line method of amortization represents the Company's best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and includes the value of expected future cash flows of Uniqarta from expected synergies with our other affiliates and other unidentifiable intangible assets. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.
In connection with the acquisition of Uniqarta, the Company recorded deferred tax liabilities primarily relating to the acquired intangible assets, which are partially offset by the acquired tax attributes. The acquired tax attributes are comprised of net operating losses and research and development credits.
For the year ended October 2, 2021, the acquired business contributed a net loss of $0.2 million.
During fiscal 2021, the Company incurred $1.7 million of expenses related to the acquisition, which is included within selling, general and administrative expense in the Consolidated Statements of Operations.

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

	Fiscal
(in thousands)	2021	2020
Net revenue	$1,517,664	$623,176
Net income	368,546	49,766

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
The Company performed its annual impairment test in the fourth quarter of fiscal 2021 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a noncash impairment in the future.
During the fiscal year ended October 2, 2021, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the fiscal year ended October 2, 2021, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reportable segments as of October 2, 2021 and October 3, 2020:

(in thousands)	Capital Equipment	APS	Total
Balance at October 3, 2020	30,274	26,421	56,695
Acquired in business combination	16,799	—	16,799
Other	(512)	(33)	(545)
Balance at October 2, 2021	46,561	26,388	72,949
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects net intangible assets as of October 2, 2021 and October 3, 2020:

	As of		Average estimated
(dollar amounts in thousands)	October 2, 2021	October 3, 2020	useful lives (in years)
Developed technology	$90,427	$91,044	7.0 to 15.0
Accumulated amortization	$(58,494)	$(54,293)
Net developed technology	$31,933	$36,751

Customer relationships	$36,114	$36,307	5.0 to 6.0
Accumulated amortization	$(36,114)	$(35,587)
Net customer relationships	$—	$720

In-process research and development	$8,795	$—	N.A.
Accumulated amortization	$—	$—
Net in-process research and development	$8,795	$—

Trade and brand name	$7,374	$7,404	7.0 to 8.0
Accumulated amortization	$(7,275)	$(6,903)
Net trade and brand name	$99	$501

Other intangible assets	$4,700	$2,500	1.9 to 6.0
Accumulated amortization	$(2,775)	$(2,500)
Net other intangible assets	$1,925	$—

Net intangible assets	$42,752	$37,972

The following table reflects estimated annual amortization expense related to intangible assets as of October 2, 2021:

As of
(in thousands)	October 2, 2021
Fiscal 2022	$6,357
Fiscal 2023	$6,258
Fiscal 2024	$6,258
Fiscal 2025	$6,258
Fiscal 2026	$6,258
Fiscal 2027 and thereafter	$11,363
Total amortization expense	$42,752

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 5: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents and short-term investments consisted of the following as of October 2, 2021:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$269,201	$—	$—	$269,201
Cash equivalents:
Money market funds (1)	93,598	—	(18)	93,580
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$362,806	$—	$(18)	$362,788
Short-term investments (2):
Time deposits	$377,000	$—	$—	$377,000
Total short-term investments	$377,000	$—	$—	$377,000
Total cash, cash equivalents, and short-term investments	$739,806	$—	$(18)	$739,788
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of October 3, 2020:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$42,997	$—	$—	$42,997
Cash equivalents:
Money market funds (1)	105,133	—	(10)	105,123
Time deposits (2)	40,007	—	—	40,007
Total cash and cash equivalents	$188,137	$—	$(10)	$188,127
Short-term investments (2):
Time deposits	$243,000	$—	$—	$243,000
Deposits (3)	99,000	—	—	99,000
Total short-term investments	$342,000	$—	$—	$342,000
Total cash, cash equivalents, restricted cash and short-term investments	$530,137	$—	$(10)	$530,127
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of October 2, 2021 and October 3, 2020:

	As of
(in thousands)	October 2, 2021	October 3, 2020
Non-marketable equity securities	$6,388	$6,321
Equity method investments(1)	—	1,214
Total	$6,388	$7,535

(1)On March 5, 2021, the Company executed an agreement to sell its interest in an equity method investment. A gain of $1.0 million was recognized in selling, general and administrative expense in the Consolidated Statements of Operations.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the fiscal year ended October 2, 2021.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value of derivative instruments on our Consolidated Balance Sheet as of October 2, 2021 and October 3, 2020 is as follows:

	As of
(in thousands)	October 2, 2021		October 3, 2020
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$57,682	$(616)	$37,264	$557
Total derivatives	$57,682	$(616)	$37,264	$557
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
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the fiscal year ended October 2, 2021 and October 3, 2020 was as follows:

(in thousands)	Fiscal
	2021	2020
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax(1)	$24	$358
Net gain/ (loss) reclassified from accumulated OCI into earnings, net of tax(2)	$1,197	$(796)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of October 2, 2021, three options to extend the lease were recognized as right-of-use ("ROU") assets, and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of October 2, 2021, our finance leases are not material.
The following table shows the components of lease expense:

(in thousands)	Fiscal
	2021	2020
Operating lease expense (1)	$7,629	6,942
(1) Operating lease expense includes short-term lease expense, which is immaterial for the fiscal year ended October 2, 2021.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(in thousands)	Fiscal
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,211	$6,296

The following table shows the weighted-average lease terms and discount rates for operating leases:

	Fiscal
	2021	2020
Operating leases:
Weighted-average remaining lease term (in years):	9.6	4.5
Weighted-average discount rate:	5.8%	4.8%

Future lease payments, excluding short-term leases, as of October 2, 2021, are detailed as follows:

(in thousands)	Operating leases
Fiscal 2022	$7,249
Fiscal 2023	6,621
Fiscal 2024	6,224
Fiscal 2025	5,903
Fiscal 2026	5,085
Fiscal 2027 and thereafter	26,372
Total minimum lease payments	57,454
Less: Interest	14,467
Present value of lease obligations	42,987
Less: Current portion	4,903
Long-term portion of lease obligations	$38,084

NOTE 10: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of October 2, 2021 and October 3, 2020, the outstanding amount was $3.0 million and $3.3 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days' written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
any breach of a representation or warranty under the Facility Agreements. As of October 2, 2021, there were no outstanding amounts under the Overdraft Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plan during fiscal 2021 and 2020:

	Fiscal
(in thousands)	2021	2020
Cash	$1,780	$1,514
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
During the fiscal year ended October 2, 2021, the Company repurchased a total of approximately 215.0 thousand shares of common stock at a cost of approximately $10.2 million. The share repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of October 2, 2021, our remaining share repurchase authorization under the Program was approximately $132.0 million.
Dividends
On August 26, 2021, May 28, 2021, March 5, 2021 and December 10, 2020, the Board of Directors declared a quarterly dividend $0.14 per share of common stock. During the fiscal year ended October 2, 2021, the Company declared dividends of $0.56 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Balance Sheets as of October 2, 2021 and October 3, 2020:

	As of
(in thousands)	October 2, 2021	October 3, 2020
Gain from foreign currency translation adjustments	$682	$10
Unrecognized actuarial loss on pension plan, net of tax	(3,088)	(3,088)
Unrealized (loss) / gain on hedging	(616)	557
Accumulated other comprehensive loss	$(3,022)	$(2,521)

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of October 2, 2021, 3.8 million shares of common stock are available for grant to the Company's employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2021, 2020, and 2019 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Growth PSUs, and common stock, included in the Consolidated Statements of Operations for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Cost of sales	$828	$744	$632
Selling, general and administrative	10,998	11,071	10,503
Research and development	3,676	3,204	3,197
Total equity-based compensation expense	$15,502	$15,019	$14,332
The following table reflects equity-based compensation expense, by type of award, for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Relative TSR PSUs	$3,916	$3,266	$4,220
Time-based RSUs	10,314	9,519	8,603
Growth PSUs	444	1,384	675
Common stock	828	850	834
Total equity-based compensation expense	$15,502	$15,019	$14,332

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Relative TSR PSUs
The following table reflects Relative TSR PSUs activity for fiscal 2021, 2020, and 2019:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Relative TSR PSUs outstanding as of September 29, 2018	539	$4,629	1.1
Granted	166			$23.15
Forfeited or expired	(27)
Vested	(117)
Relative TSR PSUs outstanding as of September 28, 2019	561	$4,136	0.9
Granted	162			$28.80
Forfeited or expired	(52)
Vested	(268)
Relative TSR PSUs outstanding as of October 3, 2020	403	$4,198	1.1
Granted	155			$28.21
Forfeited or expired	(6)
Vested	(108)
Relative TSR PSUs outstanding as of October 2, 2021	444	$4,455	1.1

The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2021, 2020, and 2019:

	Fiscal
	2021	2020	2019
Grant price	$23.88	$22.95	$20.87
Expected dividend yield	2.01%	2.09%	2.30%
Expected stock price volatility	45.15%	36.29%	34.20%
Risk-free interest rate	0.21%	1.49%	2.92%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Time-based RSUs
The following table reflects Time-based RSUs activity for fiscal 2021, 2020, and 2019:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based RSUs outstanding as of September 29, 2018	910	$9,038	1.4
Granted	521			$20.95
Forfeited or expired	(42)
Vested	(442)
Time-based RSUs outstanding as of September 28, 2019	947	$10,555	1.4
Granted	490			$22.93
Forfeited or expired	(80)
Vested	(569)
Time-based RSUs outstanding as of October 3, 2020	788	$10,480	1.6
Granted	486			$24.34
Forfeited or expired	(24)
Vested	(333)
Time-based RSUs outstanding as of October 2, 2021	917	$11,420	1.4

Equity-Based Compensation: Growth PSUs
The following table reflects Growth PSUs activity for fiscal 2021, 2020, and 2019:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Special/Growth PSUs outstanding as of September 29, 2018	46	$702	2.1
Granted	55			$21.07
Forfeited or expired	(4)
Vested	—
Special/Growth PSUs outstanding as of September 28, 2019	97	$1,128	1.6
Granted	80			$23.65
Forfeited or expired	(22)
Vested	(4)
Special/Growth PSUs outstanding as of October 3, 2020	151	$1,252	1.1
Granted	52			$24.01
Forfeited or expired	(34)
Vested	(17)
Special/Growth PSUs outstanding as of October 2, 2021	152	$1,247	1.0

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects employee stock option activity for fiscal 2021, 2020, and 2019:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 29, 2018	2	$8.64
Exercised	(2)	$8.64		$24
Forfeited or expired	—	$—
Options outstanding as of September 28, 2019	—	$—
Exercised	—	$—		$—
Forfeited or expired	—	$—
Options outstanding as of October 3, 2020	—	$—
Exercised	—	$—		$—
Forfeited or expired	—	$—
Options outstanding as of October 2, 2021	—	$—	—	$—
Options vested and expected to vest as of October 2, 2021	—	$—	—	$—
Options exercisable as of October 2, 2021	—	$—	—
In the money exercisable options as of October 2, 2021	—			$—
Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares.
As of October 2, 2021, there were no unvested employee stock options.
Equity-Based Compensation: Non-Employee Directors
The 2021 Equity Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board is that number of common shares closest in value to, without exceeding, $120,000.  The quarterly grant to a non-employee director upon the first business day of each calendar quarter is that number of common shares closest in value to, without exceeding, $39,500.
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Number of common shares issued	22	37	37
Fair value based upon market price at time of issue	$828	$850	$834
Pension Plan
The following table reflects the Company's defined benefits pension obligations, mainly in Switzerland and Taiwan, as of October 2, 2021 and October 3, 2020:

	As of
(in thousands)	October 2, 2021	October 3, 2020
Switzerland pension obligation	$3,534	$3,572
Taiwan pension obligation	1,443	1,333

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
NOTE 12: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the fiscal years ended October 2, 2021, and October 3, 2020, service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for additional disclosure on the Company's revenue recognition policy.
The Company reports revenue based on our reportable segments. The Company believes that reporting revenue on this basis provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 16: Segment Information, for disclosure of revenue by segment.
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
The following table shows the changes in contract liability balances during the fiscal year ended October 2, 2021 and October 3, 2020:

	Fiscal
(in thousands)	2021	2020
Contract liabilities, beginning of period	$2,958	$1,896
Revenue recognized	(59,368)	(25,207)
Additions	72,006	26,269
Contract liabilities, end of period	$15,596	$2,958

NOTE 13: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands, except per share)	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$367,161	$367,161	$52,300	$52,300	$11,653	$11,653
DENOMINATOR:
Weighted average shares outstanding - Basic	62,009	62,009	62,828	62,828	65,286	65,286
Dilutive effect of Equity Plans		1,506		531		662
Weighted average shares outstanding - Diluted		63,515		63,359		65,948
EPS:
Net income per share - Basic	$5.92	$5.92	$0.83	$0.83	$0.18	$0.18
Effect of dilutive shares		$(0.14)		$—		$—
Net income per share - Diluted		$5.78		$0.83		$0.18

NOTE 14: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Incentive compensation expense	$39,779	$18,524	$423
Warranty and retrofit expense	22,068	8,692	13,030

NOTE 15: INCOME TAXES
The following table reflects U.S. and foreign income (loss) before income taxes for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
United States	$(8,853)	$(14,909)	$(14,125)
Foreign	423,403	79,243	48,812
Income before income taxes	$414,550	$64,334	$34,687

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the current and deferred components of provision for (benefit from) income taxes for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Current:
Federal	$26,563	$5,129	$6,580
State	261	89	214
Foreign	30,771	6,508	6,384
Deferred:
Federal	(2,979)	(690)	2,959
State	—	—	—
Foreign	(7,321)	962	6,773
Provision for income taxes	$47,295	$11,998	$22,910

The following table reconciles the provision for (benefit from) income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2021, 2020, and 2019:

	Fiscal
(dollar amounts in thousands)	2021	2020	2019
Expected income tax provision based on the U.S. federal statutory tax rate	$86,915	$13,510	$7,284
Effect of earnings of foreign subsidiaries subject to different tax rates	(15,028)	(1,634)	(4,335)
Benefit from tax incentives	(45,501)	(6,781)	(5,084)
Benefit from research and development tax credits	(2,705)	(2,915)	(3,041)
Benefit from foreign tax credits	(20,281)	(1,701)	(22,744)
U.S. one-time transition tax	—	—	9,369
Remeasurement of deferred taxes	—	(145)	5,480
Valuation allowance	(11,620)	1,224	25,289
Foreign operations (Deemed income, taxes on undistributed foreign earnings, and withholding taxes)	52,414	8,886	8,578
Unrecognized tax benefit	(180)	285	156
Non-deductible items	113	1,232	2,248
Other, net	3,168	37	(290)
Provision for income taxes	$47,295	$11,998	$22,910
Effective tax rate	11.4%	18.6%	66.0%
In fiscal 2021, the Company recorded tax expense primarily from domestic and foreign operations, deemed income, and undistributed foreign earnings, partially offset by tax benefits from tax incentives, tax credits and the net release of valuation allowances recorded against certain loss and credit carryforwards.
In fiscal 2020, the Company recorded tax expense primarily from domestic and foreign operations, deemed income, undistributed foreign earnings, the net increase of valuation allowances recorded against certain loss and credit carryforwards, and non-deductible expenses, partially offset by tax benefits from tax incentives and net tax credits, inclusive of an out of period adjustment of $3.5 million to correct previously unrecorded income tax expense related to prior years jurisdictional adjustments. The Company determined that the out of period adjustment to the provision for income taxes and income taxes payable was not material to its fiscal 2020 or prior period consolidated financial statements.
As of October 2, 2021, a large portion of the Company’s undistributed foreign earnings are not considered to be indefinitely reinvested outside the U.S. and are expected to be available for use in the U.S. without incurring additional U.S. income tax.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in fiscal 2025. In fiscal 2021, 2020, and 2019, the tax incentive arrangement helped to reduce the

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Company’s provision for income taxes by $45.5 million or $0.72 per share, $6.8 million or $0.11 per share and $5.0 million or $0.08 per share, respectively.
The following table reflects deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2021 and 2020:

	Fiscal
(in thousands)	2021	2020
Accruals and reserves	$11,890	$7,631
Tax credit carryforwards (1)	4,230	6,124
Net operating loss carryforwards	28,913	37,921
Gross deferred tax assets	$45,033	$51,676

Valuation allowance (1)	$(34,095)	$(46,561)
Deferred tax assets, net of valuation allowance	$10,938	$5,115

Taxes on undistributed foreign earnings (1)	$(28,516)	$(25,676)
Fixed and intangible assets	465	(4,297)
Deferred tax liabilities	$(28,051)	$(29,973)
Net deferred tax liabilities	$(17,113)	$(24,858)

Reported as
Deferred tax assets	$15,715	$8,147
Deferred tax liabilities	(32,828)	(33,005)
Net deferred tax liabilities	$(17,113)	$(24,858)
(1) Certain balances in fiscal 2020 relating to foreign tax credits on undistributed foreign earnings and related valuation allowances have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in fiscal 2020.
As of October 2, 2021, the Company has foreign net operating loss carryforwards of $72.8 million, state net operating loss carryforwards of $104.4 million, and U.S. federal and state tax credit carryforwards of $6.8 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2022 through 2039, except for certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.
The following table reconciles the beginning and ending balances of the Company's unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Unrecognized tax benefit, beginning of year	$13,064	$12,925	$13,038
Additions for tax positions, current year	4,003	537	410
Reductions for tax positions, prior year	(2,145)	(398)	(523)
Unrecognized tax benefit, end of year	$14,922	$13,064	$12,925
The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. The amount of interest and penalties related to unrecognized tax benefit recorded in fiscal 2021 provision for income taxes is not material. As of October 2, 2021, the Company has recognized $1.7 million of accrued interest and penalties related to unrecognized tax benefit within the income tax payable for uncertain tax positions and approximately $15.2 million of unrecognized tax benefit, including related interest and penalties, that if recognized, would impact the Company's effective tax rate.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years from fiscal 2018 remain subject to examination. For most state tax returns, tax years following fiscal 2002 remain subject to examination as a result of the generation of net operating loss carryforwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company's tax returns are currently under examination by tax authorities in multiple state and foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

NOTE 16: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the "CODM") in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer is the CODM. The CODM does not review discrete asset information. The Company operates two reportable segments consisting of: (1) Capital Equipment; and (2) Aftermarket Products and Services ("APS").
The following table reflects operating information by segment for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Net revenue:
Capital Equipment	$1,312,576	$462,059	$386,820
APS	205,088	161,117	153,232
Net revenue	1,517,664	623,176	540,052
Income from operations:
Capital Equipment	355,982	22,069	(12,577)
APS	56,465	36,440	34,187
Income from operations	$412,447	$58,509	$21,610
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
The following table reflects net revenue by Capital Equipment end markets served for fiscal 2021, 2020, and 2019

	Fiscal
(in thousands)	2021	2020	2019
General Semiconductor (1)	$928,259	$290,220	$209,885
Automotive & Industrial	129,817	60,169	77,365
LED	187,568	76,574	56,138
Memory	66,932	35,096	43,432
Total Capital Equipment revenue	$1,312,576	$462,059	$386,820

(1) The Company noted a growing portion of the general semiconductor and LED end market is increasing in complexity and driving more capital intensity, therefore demanding more advanced packaging solutions. This has reduced the relevance of the advanced packaging end market. In view of this, sales previously defined as advanced packaging will be primarily categorized within the general semiconductor end market.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2021, 2020, and 2019.

	Fiscal
(in thousands)	2021	2020	2019
Capital expenditures:
Capital Equipment	$15,257	$5,798	$5,380
APS	7,298	8,716	6,449
Capital expenditures	$22,555	$14,514	$11,829

	Fiscal
(in thousands)	2021	2020	2019
Depreciation expense:
Capital Equipment	$6,938	$6,360	$7,584
APS	6,898	6,008	5,308
Depreciation expense	$13,836	$12,368	$12,892

	Fiscal
(in thousands)	2021	2020	2019
Amortization expense:
Capital Equipment	$3,584	$4,255	$3,977
APS	2,390	3,116	3,435
Amortization expense	$5,974	$7,371	$7,412

Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Destination sales to unaffiliated customers:
China	$843,470	$321,294	$252,179
Taiwan	275,251	64,373	63,440
Hong Kong	82,436	43,288	12,096
Malaysia	70,253	40,641	41,568
Korea	58,308	30,848	15,236
United States	54,353	36,186	36,393
Vietnam	36,469	8,699	10,978
Thailand	24,448	9,389	9,941
Philippines	17,651	9,439	12,057
Japan	11,850	9,150	10,341
All other	43,175	49,869	75,823
Total destination sales to unaffiliated customers	$1,517,664	$623,176	$540,052

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2021	2020	2019
Long-lived assets:
Singapore	$40,470	$16,499	$25,620
United States (1)	32,684	29,291	24,597
China (1)	25,386	24,899	18,818
Israel (1)	8,597	8,829	6,760
All other (1)	11,187	12,038	5,318
Total long-lived assets	$118,324	$91,556	$81,113
(1) Certain balances in fiscal 2020 and 2019 relating to long-lived assets by country have been revised to exclude deferred tax asset balances. The previously included balances are not material and there is no impact to the Consolidated Balance Sheets in fiscal 2020 and 2019.

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
The following table reflects the reserve for product warranty activity for fiscal 2021, 2020, and 2019:

	Fiscal
(in thousands)	2021	2020	2019
Reserve for warranty, beginning of period	$9,576	$14,185	$14,474
Provision for warranty	18,889	14,004	12,140
Changes in the estimation of warranty reserve	—	(5,417)	—
Utilization of reserve	(11,504)	(13,196)	(12,429)
Reserve for warranty, end of period	$16,961	$9,576	$14,185

For the change in estimation of warranty reserve, see Note 1 for details.
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of October 2, 2021:

		Payments due by fiscal year
(in thousands)	Total	2022	2023	2024	2025	Thereafter
Inventory purchase obligation (1)	$591,845	$591,845	$—	$—	$—	$—

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2021, 2020, and 2019:

	Fiscal
	2021	2020	2019
ASE Technology Holding	17.4%	*	*
* Represents less than 10% of total net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of October 2, 2021 and October 3, 2020:

	As of
	October 2, 2021	October 3, 2020
Tianshui Huatian Technology Co., Ltd	18.2%	*
Haoseng Industrial Co., Ltd (1)	14.3%	*
Forehope Electronic Co., Ltd	*	20.0%
Regent Manner Limited	*	10.3%
 * Represents less than 10% of total accounts receivable
(1) Distributor of the Company's products

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2021 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of October 2, 2021. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on that assessment, management has concluded that, as of October 2, 2021, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of October 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the three months ended October 2, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1—ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Code of Ethics” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE—Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE—SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Board Matters” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets as of October 2, 2021 and October 3, 2020	37
	Consolidated Statements of Operations for fiscal 2021, 2020 and 2019	38
	Consolidated Statements of Comprehensive Income for fiscal 2021, 2020 and 2019	39
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2021, 2020 and 2019	40
	Consolidated Statements of Cash Flows for fiscal 2021, 2020 and 2019	41
	Notes to Consolidated Financial Statements	42

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	74
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:
	See "Exhibit Index" within Item 15 below.	74

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

Fiscal 2021:	Beginning of period	Charged to Costs and Expenses		Other Additions		Other Deductions		End of period
Allowance for doubtful accounts	$968	$(248)		$—		$(33)	(1)	$687

Inventory reserve	$31,163	$(2,965)		$—		$(5,156)	(2)	$23,042

Valuation allowance for deferred taxes	$46,561	$—		$—		$(12,466)	(4)	$34,095

Fiscal 2020:
Allowance for doubtful accounts	$597	$371		$—		$—	(1)	$968

Inventory reserve	$29,313	$4,170		$—		$(2,320)	(2)	$31,163

Valuation allowance for deferred taxes	$58,411	$6,887	(3)	$—		$(18,737)	(5)	$46,561

Fiscal 2019:
Allowance for doubtful accounts	$385	$212		$—		$—	(1)	$597

Inventory reserve	$26,889	$2,657		$—		$(233)	(2)	$29,313

Valuation allowance for deferred taxes	$37,249	$—		$21,162	(3)	$—		$58,411

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects the net increase in the valuation allowance primarily associated with the Company's U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.
(4)	Reflects the net decrease in the valuation allowance primarily associated with the Company's utilization of certain foreign net operating losses for which a valuation allowance had previously been recorded, partially offset by an increase for U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.
(5)	Refer to Note 15: Income Taxes to our consolidated financial statements in Item 8 for disclosure on the reclassification.

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

10.2
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.3	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.4	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.5
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.6
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.7	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.8
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.9
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.10	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.11	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.12	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.13	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021
10.14	Form of CEO Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.15	Form of Executive Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.16	Form of CEO Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.17	Form of Executive Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.18	Form of Restricted Stock Unit Award Agreement regarding the 2021 Omnibus Incentive Plan.
10.19	Incentive Compensation Plan FY2021
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
  * Indicates a management contract or compensatory plan or arrangement
** Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 18, 2021

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 18, 2021
Fusen Chen	(Principal Executive Officer)

/s/ LESTER WONG	Senior Vice President and Chief Financial Officer	November 18, 2021
Lester Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ JON A. OLSON	Director	November 18, 2021
Jon A. Olson

/s/ GREGORY F. MILZCIK	Director	November 18, 2021
Gregory F. Milzcik

/s/ CHIN HU LIM	Director	November 18, 2021
Chin Hu Lim

/s/ JEFF RICHARDSON	Director	November 18, 2021
David J. Richardson

/s/ MUI SUNG YEO	Director	November 18, 2021
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 18, 2021
Peter T. Kong