Form 10-Q
period 2022-01-01
KULICKE & SOFFA INDUSTRIES INC
filed 2022-02-03
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022

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

As of January 28, 2022, there were 62,300,428 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

January 1, 2022

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	January 1, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$441,490	$362,788
Short-term investments	367,000	377,000
Accounts and other receivable, net of allowance for doubtful accounts of $687 and $687, respectively	431,574	421,193
Inventories, net	197,234	167,323
Prepaid expenses and other current assets	25,765	23,586
Total current assets	1,463,063	1,351,890
Property, plant and equipment, net	67,109	67,982
Operating right-of-use assets	39,124	41,592
Goodwill	72,353	72,949
Intangible assets, net	40,702	42,752
Deferred tax assets	13,332	15,715
Equity investments	6,412	6,388
Other assets	2,436	2,363
TOTAL ASSETS	$1,704,531	$1,601,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	148,769	154,636
Operating lease liabilities	5,056	4,903
Income taxes payable	43,828	30,766
Accrued expenses and other current liabilities	146,152	161,570
Total current liabilities	343,805	351,875

Deferred tax liabilities	33,371	32,828
Income taxes payable	69,618	69,422
Operating lease liabilities	35,961	38,084
Other liabilities	14,600	14,185
TOTAL LIABILITIES	$497,355	$506,394

Commitments and contingent liabilities (Note 15)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 62,384 and 61,931 shares, respectively	548,425	550,117
Treasury stock, at cost, 22,980 and 23,433 shares, respectively	(408,788)	(400,412)
Retained earnings	1,071,550	948,554
Accumulated other comprehensive loss	(4,011)	(3,022)
TOTAL SHAREHOLDERS' EQUITY	$1,207,176	$1,095,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,704,531	$1,601,631
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	January 1, 2022	January 2, 2021
Net revenue	$460,888	$267,857
Cost of sales	237,650	146,371
Gross profit	223,238	121,486
Selling, general and administrative	38,959	35,900
Research and development	33,169	31,544
Operating expenses	72,128	67,444
Income from operations	151,110	54,042
Interest income	471	651
Interest expense	(40)	(32)
Income before income taxes	151,541	54,661
Provision for income taxes	17,935	6,298
Net income	$133,606	$48,363

Net income per share:
Basic	$2.14	$0.78
Diluted	$2.11	$0.77

Weighted average shares outstanding:
Basic	62,385	61,965
Diluted	63,316	62,740
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	January 1, 2022	January 2, 2021
Net income	$133,606	$48,363
Other comprehensive income:
Foreign currency translation adjustment	(1,665)	7,186
Unrecognized actuarial loss on pension plan, net of tax	(68)	(139)
	(1,733)	7,047

Derivatives designated as hedging instruments:
Unrealized gain on derivative instruments, net of tax	208	1,006
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	536	(290)
Net increase from derivatives designated as hedging instruments, net of tax	744	716

Total other comprehensive (loss)/gain	(989)	7,763

Comprehensive income	$132,617	$56,126
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	4	197	41	—	—	238
Repurchase of common stock	(276)	—	(15,380)	—	—	(15,380)
Issuance of shares for equity-based compensation	725	(6,963)	6,963	—	—	—
Equity-based compensation	—	5,074	—	—	—	5,074
Cash dividend declared	—	—	—	(10,610)	—	(10,610)
Components of comprehensive income:
Net income	—	—	—	133,606	—	133,606
Other comprehensive income	—	—	—	—	(989)	(989)
Total comprehensive income	—	—	—	133,606	(989)	132,617
Balances as of January 1, 2022	62,384	$548,425	$(408,788)	$1,071,550	$(4,011)	$1,207,176

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	8	96	77	—	—	173
Repurchase of common stock	(48)	—	(1,206)	—	—	(1,206)
Issuance of shares for equity-based compensation	535	(4,076)	4,076	—	—	—
Equity-based compensation	—	3,216	—	—	—	3,216
Cash dividend declared	—	—	—	(8,687)	—	(8,687)
Components of comprehensive income:
Net income	—	—	—	48,363	—	48,363
Other comprehensive income	—	—	—	—	7,763	7,763
Total comprehensive income	—	—	—	48,363	7,763	56,126
Balances as of January 2, 2021	62,053	$538,449	$(391,870)	$655,795	$5,242	$807,616

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	January 1, 2022	January 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,606	$48,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,339	5,147
Equity-based compensation and employee benefits	5,312	3,389
Adjustment for doubtful accounts	—	33
Adjustment for inventory valuation	1,519	(48)
Deferred taxes	2,926	(568)
Gain on disposal of property, plant and equipment	—	(14)
Unrealized foreign currency translation	(414)	2,230
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(10,322)	(28,608)
Inventories	(31,410)	(13,115)
Prepaid expenses and other current assets	(1,551)	(856)
Accounts payable, accrued expenses and other current liabilities	(23,278)	38,983
Income taxes payable	13,256	2,778
Other, net	891	921
Net cash provided by operating activities	95,874	58,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,711)	(4,897)
Proceeds from sales of property, plant and equipment	—	121
Purchase of short-term investments	(89,000)	(80,000)
Maturity of short-term investments	99,000	85,000
Net cash provided by investing activities	7,289	224

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	(12,000)	—
Proceeds from short-term debt	12,000	—
Payment for finance lease	(118)	(77)
Repurchase of common stock	(15,286)	(1,731)
Common stock cash dividends paid	(8,673)	(7,399)
Net cash used in financing activities	(24,077)	(9,207)
Effect of exchange rate changes on cash and cash equivalents	(384)	1,891
Changes in cash and cash equivalents	78,702	51,543
Cash and cash equivalents at beginning of period	362,788	188,127
Cash and cash equivalents at end of period	$441,490	$239,670

CASH PAID FOR:
Interest	$40	$32
Income taxes, net of refunds	$2,385	$5,246
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 2, 2021 and October 3, 2020, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended October 2, 2021. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2022 quarters end on January 1, 2022, April 2, 2022, July 2, 2022 and October 1, 2022. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2021 quarters ended on January 2, 2021, April 3, 2021, July 3, 2021 and October 2, 2021.
Nature of Business
The Company designs, manufactures and sells capital equipment and tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers including automotive electronics suppliers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
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
Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of January 1, 2022. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended January 1, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could materially impact our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of January 1, 2022 and October 2, 2021 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three months ended January 1, 2022, no "triggering" events occurred.
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
For further information on goodwill and other intangible assets, please refer to Note 3 below.
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
The Company recognizes revenue from sales of our products, including sales to our distributors, at a point in time, generally upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where applicable, when the customer has accepted the products or upon expiration of the acceptance period. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon the distributors' resale of the products.

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
•Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future expenses, including product parts replacement, freight charges and labor costs expected to be incurred to correct manufacturing defects during the warranty period.
•Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with agreed specifications, customer specifications or subject to satisfactory installation at the customer's facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers' facilities, the revenue for the equipment will not be recognized until acceptance, which is typically obtained after installation and testing, is received from the customer.

Service revenue is generally recognized over time as the services are performed. For the three months ended January 1, 2022, and January 2, 2021, the service revenue is not material.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. Please refer to Note 10 for a summary of the terms of these performance-based awards. The fair value of the Company's stock option awards is estimated using a Black-Scholes option valuation model. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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
Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. We adopted this ASU in the first quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of Topics in the Codification and improve the consistency of the Codification by including all disclosure guidance in the appropriate disclosure section (Section 50). We adopted this ASU in the first quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of January 1, 2022 and October 2, 2021:

	As of
(in thousands)	January 1, 2022	October 2, 2021

Short-term investments, available-for-sale (1)	$367,000	$377,000

Inventories, net:
Raw materials and supplies	$102,886	$94,493
Work in process	70,626	55,866
Finished goods	47,865	40,006
	221,377	190,365
Inventory reserves	(24,143)	(23,042)
	$197,234	$167,323
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,402	23,314
Leasehold improvements	30,127	30,054
Data processing equipment and software	41,259	40,945
Machinery, equipment, furniture and fixtures	90,107	87,994
Construction in progress	10,175	9,562
	197,252	194,051
Accumulated depreciation	(130,143)	(126,069)
	$67,109	$67,982
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$87,568	$72,478
Wages and benefits	36,000	66,531
Dividend payable	10,610	8,673
Commissions and professional fees	6,313	6,190
Severance	5	31
Other	5,656	7,667
	$146,152	$161,570

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended January 1, 2022 and January 2, 2021.
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
During the three months ended January 1, 2022, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended January 1, 2022, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reportable segments (refer to Note 14) as of January 1, 2022 and October 2, 2021:

(in thousands)	Capital Equipment	APS	Total
Balance at October 2, 2021	$46,561	$26,388	$72,949
Other	(537)	(59)	$(596)
Balance at January 1, 2022	$46,024	$26,329	$72,353

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of January 1, 2022 and October 2, 2021:

	As of		Average estimated
(dollar amounts in thousands)	January 1, 2022	October 2, 2021	useful lives (in years)
Developed technology	$89,341	$90,427	7.0 to 15.0
Accumulated amortization	(59,099)	(58,494)
Net developed technology	$30,242	$31,933

Customer relationships	$35,795	$36,114	5.0 to 6.0
Accumulated amortization	(35,795)	(36,114)
Net customer relationships	$—	$—

In-process research and development	$8,627	$8,795	N.A
Accumulated amortization	—	—
Net in-process research and development	$8,627	$8,795

Trade and brand name	$7,321	$7,374	7.0 to 8.0
Accumulated amortization	(7,321)	(7,275)
Net trade and brand name	—	99

Other intangible assets	$4,700	$4,700	1.9 to 6.0
Accumulated amortization	(2,867)	(2,775)
Net other intangible assets	$1,833	$1,925

	$40,702	$42,752

The following table reflects estimated annual amortization expense related to intangible assets as of January 1, 2022:

As of
(in thousands)	January 1, 2022
Remaining fiscal 2022	$3,892
Fiscal 2023	6,146
Fiscal 2024	6,146
Fiscal 2025	6,146
Fiscal 2026	6,146
Thereafter	12,226
Total amortization expense	$40,702

NOTE 4: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, and short-term investments consisted of the following as of January 1, 2022:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$262,962	$—	$—	$262,962
Cash equivalents:
Money market funds (1)	138,536	—	(19)	138,517
Time deposits (2)	40,011	—	—	40,011
Total cash and cash equivalents	$441,509	$—	$(19)	$441,490
Short-term investments (2):
Time deposits	367,000	—	—	367,000
Total short-term investments	$367,000	$—	$—	$367,000
Total cash, cash equivalents and short-term investments	$808,509	$—	$(19)	$808,490
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

Cash, cash equivalents and short-term investments consisted of the following as of October 2, 2021:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$269,201	$—	$—	$269,201
Cash equivalents:
Money market funds (1)	93,598	—	(18)	93,580
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$362,806	$—	$(18)	$362,788
Short-term investments (2):
Time deposits	377,000	—	—	377,000
Total short-term investments	$377,000	$—	$—	$377,000
Total cash, cash equivalents and short-term investments	$739,806	$—	$(18)	$739,788
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

NOTE 5: EQUITY INVESTMENTS
Equity investments consisted of the following as of January 1, 2022 and October 2, 2021:

	As of
(in thousands)	January 1, 2022	October 2, 2021
Non-marketable equity securities	$6,412	$6,388
Total equity investments	$6,412	$6,388

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended January 1, 2022.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of January 1, 2022 and October 2, 2021 were as follows:

	As of
	January 1, 2022		October 2, 2021
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$43,715	$128	$57,682	$(616)
Total derivatives	$43,715	$128	$57,682	$(616)
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended January 1, 2022 and January 2, 2021 were as follows:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax (1)	$208	$1,006
Net (loss)/gain reclassified from accumulated OCI into income, net of tax (2)	$(536)	$290
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of January 1, 2022, there was no option to extend the lease which was recognized as a right-of-use ("ROU") asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of January 1, 2022 and October 2, 2021, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Operating lease expense (1)	$2,054	$1,867
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three months ended January 1, 2022 and January 2, 2021.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,885	$1,746
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	January 1, 2022	October 2, 2021
Operating leases:
Weighted-average remaining lease term (in years):	9.3	9.6
Weighted-average discount rate:	5.8%	5.8%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	January 1, 2022
Remaining fiscal 2022	$5,616
Fiscal 2023	6,648
Fiscal 2024	6,221
Fiscal 2025	5,884
Fiscal 2026	5,046
Thereafter	24,798
Total minimum lease payments	$54,213
Less: Interest	$13,196
Present value of lease obligations	$41,017
Less: Current portion	$5,056
Long-term portion of lease obligations	$35,961

NOTE 9: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of January 1, 2022, the outstanding amount under this facility was $3.1 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of January 1, 2022, there were no outstanding amounts under the Overdraft Facility.

NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the Plan.
The following table reflects the Company’s contributions to the Plan during the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Cash	$508	$419

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended January 1, 2022, the Company repurchased a total of approximately 276.0 thousand shares of common stock under the Program at a cost of approximately $15.4 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of January 1, 2022, our remaining stock repurchase authorization under the Program was approximately $116.6 million.
Dividends
On October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. Dividends paid during the three months ended January 1, 2022 totaled $8.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income/ loss reflected on the Consolidated Condensed Balance Sheets as of January 1, 2022 and October 2, 2021:

	As of
(in thousands)	January 1, 2022	October 2, 2021
(Loss)/gain from foreign currency translation adjustments	$(983)	$682
Unrecognized actuarial loss on pension plan, net of tax	(3,156)	(3,088)
Unrealized gain/(loss) on hedging	128	(616)
Accumulated other comprehensive income/(loss)	$(4,011)	$(3,022)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of January 1, 2022, 3.3 million shares of common stock are available for grant to the Company's employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended January 1, 2022 and January 2, 2021 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(shares in thousands)	January 1, 2022	January 2, 2021
Time-based RSUs	295	476
Relative TSR PSUs	150	154
Growth PSUs	74	51
Common stock	4	8
Equity-based compensation in shares	523	689
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Cost of sales	$226	$205
Selling, general and administrative	3,956	2,279
Research and development	1,130	917
Total equity-based compensation expense	$5,312	$3,401
The following table reflects equity-based compensation expense, by type of award, for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Time-based RSUs	$2,896	$2,635
Relative TSR PSUs	913	1,042
Growth PSUs	1,265	(461)
Common stock	238	185
Total equity-based compensation expense	$5,312	$3,401

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 11: REVENUE AND CONTRACT LIABILITIES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended January 1, 2022, and January 2, 2021, the service revenue is not material. Please refer to Note 1: Basis of Presentation - Revenue Recognition, for disclosure on the Company's revenue recognition policy.
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
The following table shows the changes in contract liability balances during the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Contract liabilities, beginning of period	$15,596	$2,950
Revenue recognized	(31,366)	(9,850)
Additions	43,998	11,112
Contract liabilities, end of period	$28,228	$4,212

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands, except per share data)	January 1, 2022		January 2, 2021
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$133,606	$133,606	$48,363	$48,363
DENOMINATOR:
Weighted average shares outstanding - Basic	62,385	62,385	61,965	61,965
Dilutive effect of Equity Plans		931		775
Weighted average shares outstanding - Diluted		63,316		62,740
EPS:
Net income per share - Basic	$2.14	$2.14	$0.78	$0.78
Effect of dilutive shares		(0.03)		(0.01)
Net income per share - Diluted		$2.11		$0.77

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022	January 2, 2021
Provision for income taxes	$17,935	$6,298
Effective tax rate	11.8%	11.5%
The increase in provision for income taxes and effective tax rate for the three months ended January 1, 2022 as compared to the three months ended January 2, 2021 is primarily related to an increase in profitability.
For the three months ended January 1, 2022, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions and tax incentives, partially offset by foreign minimum tax.

NOTE 14: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer is the CODM. The CODM does not review discrete asset information. The Company operates two reportable segments consisting of: (1) Capital Equipment; and (2) Aftermarket Products and Services ("APS").
The following table reflects operating information by segment for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Net revenue:
Capital Equipment	$408,528	$223,089
APS	52,360	44,768
Net revenue	460,888	267,857
Income from operations:
Capital Equipment	132,019	44,895
APS	19,091	9,147
Income from operations	$151,110	$54,042
We have considered (1) information that is regularly reviewed by our CODM as defined by the authoritative guidance on segment reporting, in evaluating financial performance; and (2) other financial data, including information that we include in our earnings releases but which is not included in our financial statements, to disaggregate revenues by end markets served. The principal category we use to disaggregate revenues is by the end markets served in the Capital Equipment segment.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net revenue by Capital Equipment end markets served for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
General Semiconductor	$248,523	$163,586
Automotive & Industrial	50,648	22,972
LED	66,155	32,381
Memory	43,202	4,150
Total Capital Equipment revenue	$408,528	$223,089

The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Capital expenditures:
Capital Equipment	$1,966	$2,139
APS	910	1,548
	$2,876	$3,687

Depreciation expense:
Capital Equipment	$2,283	$1,563
APS	1,773	1,626
	$4,056	$3,189

Amortization expense:
Capital Equipment	$1,012	$1,051
APS	271	907
	$1,283	$1,958

NOTE 15: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs, including product part replacement, freight charges and related labor costs expected to be incurred in correcting manufacturing defects during the warranty period.
The following table reflects the reserve for warranty activity for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Reserve for warranty, beginning of period	$16,961	$9,576
Provision for warranty	3,968	5,300
Utilization of reserve	(3,819)	(2,740)
Reserve for warranty, end of period	$17,110	$12,136

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of January 1, 2022:

		Payments due by fiscal year
(in thousands)	Total	2022	2023	2024	2025	2026	thereafter
Inventory purchase obligation (1)	$471,258	$204,484	$266,774	$—	$—	$—	$—
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
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
	January 1, 2022	January 2, 2021
Tianshui Huatian Technology Co., Ltd.	11.2%	*
ASE Technology Holding Co	*	22.7%
Haoseng Industrial Co., Ltd. (1)	*	11.3%
* Represents less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of January 1, 2022 and January 2, 2021:

	As of
	January 1, 2022	January 2, 2021
Tianshui Huatian Technology Co., Ltd.	25%	*
Haoseng Industrial Co., Ltd. (1)	15.6%	14.4%
Forehope Electronic Co., Ltd.	*	17.5%
(1)Distributor of the Company's products.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 (our “Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in our Annual Report.
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
We design, manufacture and sell capital equipment and tools used to assemble semiconductor devices, including integrated circuits, high and low powered discrete devices, LEDs, and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket tools for our and our peer companies' equipment. Our customers primarily consist of semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated twelve operating segments as of January 1, 2022, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
Our Capital Equipment segment engages in the manufacture and sale of ball bonders, wafer level bonders, wedge bonders, advanced packaging, hybrid and electronic assembly solutions to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers. Our APS segment engages in the manufacture and sale of a variety of tools for a broad range of semiconductor packaging applications, spare parts, equipment repair, maintenance and servicing, training services, refurbishment and upgrades for our equipment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 97.6% and 97.5% of our net revenue for the three months ended January 1, 2022 and January 2, 2021, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 69.8% and 48.6% of our net revenue for the three months ended January 1, 2022 and January 2, 2021, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in China.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of January 1, 2022, our total cash, cash equivalents and short-term investments were $808.5 million, a $68.7 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2022 to Date
COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, created volatility in equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the COVID-19 pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions. While some of these measures have been relaxed in certain jurisdictions, there has been a resurgence of illnesses or emergence of new variants or strains of the virus in other jurisdictions, which has led to more severe restrictions.
In response to the COVID-19 pandemic, we temporarily closed certain offices in the United States, Europe and Asia as well as executed our Business Continuity Plan (“BCP”), which measures have disrupted how we operate our business. While we are currently operating at full capacity in all of our manufacturing locations, work-from-home practices were instituted across many offices worldwide, which have impacted our non-manufacturing productivity, including our research & development. At this point, our BCP has not included significant headcount reductions or changes in our overall liquidity position. As certain countries have relaxed the measures over the past few months, we have restarted certain activities in accordance with local guidelines.
We are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options continues to be challenging in many jurisdictions, especially in light of the emergence of new variants or strains of the virus. As a result, we continue to expect some delays in fulfilling customer deliveries during the course of fiscal 2022. However, to date we have successfully managed our customers' expectations in most cases. Demand for our products was consistent with or exceeded our expectations. We believe semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector could see short-term volatility and potential disruption.
Based on our current evaluation, the COVID-19 pandemic has not had a material impact on our financial condition and operating results in fiscal 2022 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. However, as this is a highly dynamic situation, and it is still developing rapidly, including new strains as it relates to the effectiveness and utilization rates of vaccines for COVID-19 and its variants, there is uncertainty surrounding our business, and our near- and long-term liquidity, financial condition and operating results could deteriorate.
For a description of the risks to our business arising from or relating to the COVID-19 pandemic, please see Part I, Item 1A, “Risk Factors” of our 2021 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022	January 2, 2021	$ Change	% Change
Net revenue	$460,888	$267,857	$193,031	72.1%
Cost of sales	237,650	146,371	91,279	62.4%
Gross profit	223,238	121,486	101,752	83.8%
Selling, general and administrative	38,959	35,900	3,059	8.5%
Research and development	33,169	31,544	1,625	5.2%
Operating expenses	72,128	67,444	4,684	6.9%
Income from operations	$151,110	$54,042	$97,068	179.6%

Three months ended
Net Revenue
Our net revenue for the three months ended January 1, 2022 increased as compared to our net revenue for the three months ended January 2, 2021. The increase in net revenue is primarily due to higher volume in both Capital Equipment and APS.
The following tables reflect net revenue by reportable segments for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022		January 2, 2021		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$408,528	88.6%	$223,089	83.3%	$185,439	83.1%
APS	52,360	11.4%	44,768	16.7%	7,592	17.0%
Total net revenue	$460,888	100.0%	$267,857	100.0%	$193,031	72.1%

Three months ended
Capital Equipment
For the three months ended January 1, 2022, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by broad-based industry expansion and technology transitions positively impacting demand in the general semiconductor end market for consumer applications, high performance computing and 5G transition, automotive end market, memory end market and advanced LED display.
APS
For the three months ended January 1, 2022, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares, services and bonding tools.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended		Basis Point
	January 1, 2022	January 2, 2021	Change
Capital Equipment	46.9%	43.0%	390
APS	60.4%	57.0%	340
Total gross profit margin	48.4%	45.4%	300

Three months ended	Basis Point

Capital Equipment
For the three months ended January 1, 2022, the higher Capital Equipment gross profit margin as compared to the prior year period was primarily driven by favorable product mix.
APS
For the three months ended January 1, 2022, the higher APS gross profit margin as compared to the prior year period was primarily driven by favorable product mix in spares and services.
Income from Operations
For the three months ended January 1, 2022, total income from operations was higher as compared to the prior year period. This was primarily due to increased revenue in the three months ended January 1, 2022, partially offset by higher operating expenses.
The following tables reflect income from operations by reportable segments for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022	January 2, 2021	$ Change	% Change
Capital Equipment	$132,019	$44,895	$87,124	194.1%
APS	19,091	9,147	9,944	108.7%
Total income from operations	$151,110	$54,042	$97,068	179.6%

Three months ended
Capital Equipment
For the three months ended January 1, 2022, the higher Capital Equipment income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
APS
For the three months ended January 1, 2022, the higher APS income from operations as compared to the prior year period was primarily due to higher demand as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' below.
Operating Expenses
The following tables reflect operating expenses for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022	January 2, 2021	$ Change	% Change
Selling, general & administrative	$38,959	$35,900	$3,059	8.5%
Research & development	33,169	31,544	1,625	5.2%
Total	$72,128	$67,444	$4,684	6.9%

Three months ended
Selling, General and Administrative (“SG&A”)
For the three months ended January 1, 2022, the higher SG&A expenses as compared to the prior year period were primarily due to $2.5 million higher staff costs related to an increase in headcount and $3.3 million in sales representative commissions. These were partially offset by $1.1 million miscellaneous income and $1.6 million favorable variance in foreign exchange.
Research and Development (“R&D”)
For the three months ended January 1, 2022, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in headcount and increased engineering services.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022	January 2, 2021	$ Change	% Change
Interest income	$471	$651	$(180)	(27.6)%
Interest expense	$(40)	$(32)	$(8)	25.0%

Three months ended
Interest income
For the three months ended January 1, 2022, the lower interest income as compared to the prior year period was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments.
Interest expense
For the three months ended January 1, 2022, the higher interest expense as compared to the prior year period was primarily due to higher average short-term debt. Please refer to Note 9 of Item 1 for discussion on the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(dollar amounts in thousands)	January 1, 2022	January 2, 2021	Change
Provision for income taxes	$17,935	$6,298	$11,637
Effective tax rate	11.8%	11.5%	0.3%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended January 1, 2022 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of January 1, 2022 and October 2, 2021:

	As of
(dollar amounts in thousands)	January 1, 2022	October 2, 2021	$ Change
Cash and cash equivalents	$441,490	$362,788	$78,702
Short-term investments	367,000	377,000	(10,000)
Total cash, cash equivalents, and short-term investments	$808,490	$739,788	$68,702
Percentage of total assets	47.4%	46.2%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the three months ended January 1, 2022 and January 2, 2021:

	Three months ended
(in thousands)	January 1, 2022	January 2, 2021
Net cash provided by operating activities	$95,874	$58,635
Net cash provided by investing activities	7,289	224
Net cash used in financing activities	(24,077)	(9,207)
Effect of exchange rate changes on cash and cash equivalents	(384)	1,891
Changes in cash and cash equivalents	$78,702	$51,543
Cash and cash equivalents, beginning of period	362,788	188,127
Cash and cash equivalents, end of period	$441,490	$239,670

Three months ended January 1, 2022
Net cash provided by operating activities was primarily due to net income of $133.6 million, non-cash adjustments to net income of $14.7 million and a net unfavorable change in operating assets and liabilities of $52.4 million. The net change in operating assets and liabilities was primarily driven by an increase in inventories of $31.4 million, accounts and other receivable of $10.3 million, and prepaid expenses and other current assets of $1.6 million and a decrease in accounts payable and accrued expenses and other current liabilities of $23.3 million. This was partially offset by an increase in income tax payable of $13.3 million.
The increase in inventories was due to higher manufacturing activities in anticipation of higher demand in subsequent periods. The increase in accounts and other receivable was mainly due to a change in customer mix of different credit terms. The decrease in accounts payable and accrued expenses and other current liabilities in the three months ended January 1, 2022 was primarily due to lower accrued employee compensation that was paid out in the period.
Net cash provided by investing activities was due to net redemption of short-term investments of $10.0 million. This was partially offset by capital expenditures of $2.7 million.
Net cash used in financing activities was primarily due to common stock repurchases of $15.3 million and dividend payments of $8.7 million.
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
The higher accounts payable, accrued expenses and other current liabilities was primarily due to higher purchases, and higher accruals on customer rebate in the three months ended January 2, 2021. The increase in income taxes payable was mainly due to additional tax payable. The increase in accounts and other receivable was due to increase in sales. The increase in inventories was due to higher manufacturing activities in anticipation of higher demand in subsequent periods.
Net cash provided by investing activities was due to net redemption of short-term investments of $5.0 million. This was partially offset by capital expenditures of $4.9 million.
Net cash used in financing activities was primarily due to common stock repurchases of $1.7 million and dividend payments of $7.4 million.
Fiscal 2022 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2022 capital expenditures to be between approximately $38.0 million and $42.0 million, of which approximately $2.9 million has been incurred through the first quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions, including the impact from the COVID-19 pandemic, as well as financial, business and other factors, some of which are beyond our control.

As of January 1, 2022 and October 2, 2021, approximately $803.4 million and $724.5 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
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
In this unprecedented environment, as a result of the COVID-19 pandemic or for other reasons, we may seek, as we believe appropriate, additional debt or equity financing that would provide capital for general corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the global economic situation.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018 and 2019, the Board of Directors increased the share repurchase authorization under the Program to $200 million and $300 million, respectively. On July 3, 2020, the Board of Directors increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $100 million to $400 million, and extended its duration through August 1, 2022. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended January 1, 2022, the Company repurchased a total of approximately 276.0 thousand shares of common stock under the Program at a cost of approximately $15.4 million. As of January 1, 2022, our remaining stock repurchase authorization under the Program was approximately $116.6 million.
Dividends
On October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. Dividends paid during the three months ended January 1, 2022 totaled $8.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of January 1, 2022, the Company had deferred tax liabilities of $33.4 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $15.2 million, inclusive of accrued interest on uncertain tax positions of $1.8 million, substantially all of which would affect our effective tax rate in the future, if recognized.

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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of January 1, 2022:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$471,258	$204,484	$266,774	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	60,870	6,461	19,329	35,080	—
Total	$532,128	$210,945	$286,103	$35,080	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S Tax Cuts and Job Act of 2017.
Off-Balance Sheet Arrangements
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries") or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of January 1, 2022, there were no outstanding amounts under the Overdraft Facility.
As of January 1, 2022, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of January 1, 2022, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $43.7 million outstanding as of January 1, 2022.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2022 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended January 1, 2022 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended January 1, 2022 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 3, 2021 to October 30, 2021	117	$52.49	117	$125.8
October 31, 2021 to December 4, 2021	83	$58.08	83	$121.0
December 5, 2021 to January 1, 2022	76	$57.97	76	$116.6
For the three months ended January 1, 2022	276		276
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

10.1	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 3, 2022	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)