Form 10-Q
period 2022-04-02
KULICKE & SOFFA INDUSTRIES INC
filed 2022-05-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File No.: 0-121
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

As of April 29, 2022, there were 59,130,119 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 2, 2022

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	April 2, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$460,453	$362,788
Short-term investments	230,000	377,000
Accounts and other receivable, net of allowance for doubtful accounts of $0 and $687, respectively	368,101	421,193
Inventories, net	211,877	167,323
Prepaid expenses and other current assets	51,431	23,586
Total current assets	1,321,862	1,351,890
Property, plant and equipment, net	67,044	67,982
Operating right-of-use assets	38,029	41,592
Goodwill	71,468	72,949
Intangible assets, net	38,440	42,752
Deferred tax assets	13,319	15,715
Equity investments	6,417	6,388
Other assets	2,428	2,363
TOTAL ASSETS	$1,559,007	$1,601,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	100,213	154,636
Operating lease liabilities	4,932	4,903
Income taxes payable	33,101	30,766
Accrued expenses and other current liabilities	136,643	161,570
Total current liabilities	274,889	351,875

Deferred tax liabilities	34,016	32,828
Income taxes payable	63,050	69,422
Operating lease liabilities	34,688	38,084
Other liabilities	15,112	14,185
TOTAL LIABILITIES	$421,755	$506,394

Commitments and contingent liabilities (Note 15)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 59,468 and 61,931 shares, respectively	522,864	550,117
Treasury stock, at cost, 25,896 and 23,433 shares, respectively	(554,684)	(400,412)
Retained earnings	1,177,441	948,554
Accumulated other comprehensive loss	(8,369)	(3,022)
TOTAL SHAREHOLDERS' EQUITY	$1,137,252	$1,095,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,559,007	$1,601,631
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net revenue	$384,282	$340,163	$845,170	$608,020
Cost of sales	182,572	191,673	420,222	338,044
Gross profit	201,710	148,490	424,948	269,976
Selling, general and administrative	35,088	30,508	74,047	66,408
Research and development	37,281	34,868	70,450	66,412
Operating expenses	72,369	65,376	144,497	132,820
Income from operations	129,341	83,114	280,451	137,156
Interest income	470	586	941	1,237
Interest expense	(97)	(74)	(137)	(106)
Income before income taxes	129,714	83,626	281,255	138,287
Provision for income taxes	13,713	12,212	31,648	18,510
Share of results of equity-method investee, net of tax	—	94	—	94
Net income	$116,001	$71,320	$249,607	$119,683

Net income per share:
Basic	$1.89	$1.15	$4.03	$1.93
Diluted	$1.86	$1.13	$3.97	$1.90

Weighted average shares outstanding:
Basic	61,482	62,068	61,934	62,023
Diluted	62,435	63,237	62,907	63,118
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Six months ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$116,001	$71,320	$249,607	$119,683
Other comprehensive income:
Foreign currency translation adjustment	(4,351)	(5,200)	(6,016)	1,986
Unrecognized actuarial gain/(loss) on pension plan, net of tax	49	219	(19)	80
	(4,302)	(4,981)	(6,035)	2,066

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(143)	(572)	65	434
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	87	(688)	623	(978)
Net (decrease)/increase from derivatives designated as hedging instruments, net of tax	(56)	(1,260)	688	(544)

Total other comprehensive (loss)/gain	(4,358)	(6,241)	(5,347)	1,522

Comprehensive income	$111,643	$65,079	$244,260	$121,205
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	4	197	41	—	—	238
Repurchase of common stock	(276)	—	(15,380)	—	—	(15,380)
Issuance of shares for equity-based compensation	725	(6,963)	6,963	—	—	—
Equity-based compensation	—	5,074	—	—	—	5,074
Cash dividend declared	—	—	—	(10,610)	—	(10,610)
Components of comprehensive income:
Net income	—	—	—	133,606	—	133,606
Other comprehensive loss	—	—	—	—	(989)	(989)
Total comprehensive income/(loss)	—	—	—	133,606	(989)	132,617
Balances as of January 1, 2022	62,384	$548,425	$(408,788)	$1,071,550	$(4,011)	$1,207,176
Issuance of stock for services rendered	4	202	35	—	—	237
Repurchase of common stock	(2,944)	(30,000)	(146,153)	—	—	(176,153)
Issuance of shares for equity-based compensation	24	(222)	222	—	—	—
Equity-based compensation	—	4,459	—	—	—	4,459
Cash dividend declared	—	—	—	(10,110)	—	(10,110)
Components of comprehensive income:
Net income	—	—	—	116,001	—	116,001
Other comprehensive loss	—	—	—	—	(4,358)	(4,358)
Total comprehensive income/(loss)	—	—	—	116,001	(4,358)	111,643
Balances as of April 2, 2022	59,468	$522,864	$(554,684)	$1,177,441	$(8,369)	$1,137,252

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	8	96	77	—	—	173
Repurchase of common stock	(48)	—	(1,206)	—	—	(1,206)
Issuance of shares for equity-based compensation	535	(4,076)	4,076	—	—	—
Equity-based compensation	—	3,216	—	—	—	3,216
Cash dividend declared	—	—	—	(8,687)	—	(8,687)
Components of comprehensive income:
Net income	—	—	—	48,363	—	48,363
Other comprehensive income	—	—	—	—	7,763	7,763
Total comprehensive income	—	—	—	48,363	7,763	56,126
Balances as of January 2, 2021	62,053	$538,449	$(391,870)	$655,795	$5,242	$807,616
Issuance of stock for services rendered	7	130	55	—	—	185
Repurchase of common stock	(23)	—	(1,110)	—	—	(1,110)
Issuance of shares for equity-based compensation	24	(245)	245	—	—	—
Equity-based compensation	—	3,778	—	—	—	3,778
Cash dividend declared	—	—	—	(8,688)	—	(8,688)
Components of comprehensive income/(loss)
Net income	—	—	—	71,320	—	71,320
Other comprehensive loss	—	—	—	—	(6,241)	(6,241)
Total comprehensive income/(loss)	—	—	—	71,320	(6,241)	65,079
Balances as of April 3, 2021	62,061	$542,112	$(392,680)	$718,427	$(999)	$866,860

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	April 2, 2022	April 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$249,607	$119,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,563	9,748
Equity-based compensation and employee benefits	10,008	7,364
Gain on disposal of equity method investments	—	(1,046)
Adjustment for doubtful accounts	(245)	(18)
Adjustment for inventory valuation	(140)	1,136
Deferred taxes	3,584	(3,169)
Gain on disposal of property, plant and equipment	(98)	(14)
Unrealized foreign currency translation	(1,412)	193
Share of results of equity-method investee	—	94
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	53,430	(109,329)
Inventories	(44,367)	(29,307)
Prepaid expenses and other current assets	(27,205)	(4,390)
Accounts payable, accrued expenses and other current liabilities	(81,318)	94,259
Income taxes payable	(4,042)	(80)
Other, net	644	596
Net cash provided by operating activities	169,009	85,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(26,338)
Purchases of property, plant and equipment	(5,658)	(8,899)
Proceeds from sales of property, plant and equipment	119	121
Disposal of equity-method investments	—	2,115
Purchase of short-term investments	(319,000)	(140,000)
Maturity of short-term investments	466,000	175,000
Net cash provided by investing activities	141,461	1,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	(54,500)	(22,750)
Proceeds from short-term debt	54,500	22,750
Payment for finance lease	(242)	(164)
Repurchase of common stock/treasury stock	(191,539)	(2,866)
Common stock cash dividends paid	(19,283)	(16,087)
Net cash used in financing activities	(211,064)	(19,117)
Effect of exchange rate changes on cash and cash equivalents	(1,741)	604
Changes in cash and cash equivalents	97,665	69,206
Cash and cash equivalents at beginning of period	362,788	188,127
Cash and cash equivalents at end of period	$460,453	$257,333

CASH PAID FOR:
Interest	$137	$106
Income taxes, net of refunds	$32,856	$21,585
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1. BASIS OF PRESENTATION
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
Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 2, 2022. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended April 2, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could materially impact our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Significant Accounting Policies
Except for the accounting policies for contract assets and accelerated share repurchases described below, there have been no material changes to our significant accounting policies summarized in Note 1 "Basis of Presentation" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.
Contract Assets
A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. ASC 606, Revenue from Contracts with Customers, distinguishes between a contract asset and a receivable based on whether receipt of the consideration is conditional on something other than the passage of time. When the Company transfers control of goods or services to a customer before the customer pays consideration, the Company records either a contract asset or a receivable depending on the nature of the Company’s right to consideration for its performance. The point at which a contract asset becomes an account receivable may be earlier than the point at which an invoice is issued. The Company assesses a contract asset for impairment in accordance with ASC 310, Receivables.
Accelerated Share Repurchase
From time to time, the Company may enter into accelerated share repurchase (“ASR”) agreements with third-party financial institutions to repurchase shares of the Company’s common stock. Under an ASR agreement, in exchange for an up-front payment, the counterparty makes an initial delivery of shares of the Company's common stock during the purchase period of the relevant ASR. This initial delivery of shares represents the minimum number of shares that the Company may receive under an ASR agreement. Upon settlement of an ASR agreement, the counterparty may deliver additional shares, with the final number of shares delivered determined based on the volume-weighted average price of the Company’s common stock over the term of such ASR agreement, less an agreed-upon discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share.
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
Contracts in Entity's Own Equity
In August 2020, FASB issued ASU 2020-06, Derivatives and Hedging - Contracts in Entity's Own Equity (Topic 815). The amendments in this ASU, among other changes, remove current guidance that allows an entity to rebut the presumption that potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares if the entity has a history or policy of cash settlement. These amendments affect any instrument that may be settled in cash or shares and, therefore, affects the diluted earnings per share calculation for both convertible instruments and contracts in an entity's own equity. We elected to early adopt this ASU in the second quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of April 2, 2022 and October 2, 2021:

	As of
(in thousands)	April 2, 2022	October 2, 2021

Short-term investments, available-for-sale (1)	$230,000	$377,000

Inventories, net:
Raw materials and supplies	$117,864	$94,493
Work in process	70,649	55,866
Finished goods	44,475	40,006
	232,988	190,365
Inventory reserves	(21,111)	(23,042)
	$211,877	$167,323
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,464	23,314
Leasehold improvements	32,057	30,054
Data processing equipment and software	41,419	40,945
Machinery, equipment, furniture and fixtures	93,421	87,994
Construction in progress	8,419	9,562
	200,962	194,051
Accumulated depreciation	(133,918)	(126,069)
	$67,044	$67,982
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$76,245	$72,478
Wages and benefits	38,966	66,531
Dividends payable	10,110	8,673
Commissions and professional fees	6,093	6,190
Severance	—	31
Other	5,229	7,667
	$136,643	$161,570

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended April 2, 2022 and April 3, 2021.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS
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
During the three and six months ended April 2, 2022, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended April 2, 2022, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reportable segments (refer to Note 14) as of April 2, 2022 and October 2, 2021:

(in thousands)	Capital Equipment	APS	Total
Balance at October 2, 2021	$46,561	$26,388	$72,949
Other	(1,334)	(147)	$(1,481)
Balance at April 2, 2022	$45,227	$26,241	$71,468

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of April 2, 2022 and October 2, 2021:

	As of		Average estimated
(dollar amounts in thousands)	April 2, 2022	October 2, 2021	useful lives (in years)
Developed technology	$87,728	$90,427	7.0 to 15.0
Accumulated amortization	(59,410)	(58,494)
Net developed technology	$28,318	$31,933

Customer relationships	$35,321	$36,114	5.0 to 6.0
Accumulated amortization	(35,321)	(36,114)
Net customer relationships	$—	$—

In-process research and development	$8,380	$8,795	N.A
Accumulated amortization	—	—
Net in-process research and development	$8,380	$8,795

Trade and brand name	$7,243	$7,374	7.0 to 8.0
Accumulated amortization	(7,243)	(7,275)
Net trade and brand name	—	99

Other intangible assets	$4,700	$4,700	1.9 to 6.0
Accumulated amortization	(2,958)	(2,775)
Net other intangible assets	$1,742	$1,925

	$38,440	$42,752

The following table reflects estimated annual amortization expense related to intangible assets as of April 2, 2022:

As of
(in thousands)	April 2, 2022
Remaining fiscal 2022	$2,641
Fiscal 2023	5,980
Fiscal 2024	5,980
Fiscal 2025	5,980
Fiscal 2026	5,980
Thereafter	11,879
Total amortization expense	$38,440

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents, and short-term investments consisted of the following as of April 2, 2022:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$176,750	$—	$—	$176,750
Cash equivalents:
Money market funds (1)	213,713	—	(20)	213,693
Time deposits (2)	70,010	—	—	70,010
Total cash and cash equivalents	$460,473	$—	$(20)	$460,453
Short-term investments (2):
Time deposits	230,000	—	—	230,000
Total short-term investments	$230,000	$—	$—	$230,000
Total cash, cash equivalents and short-term investments	$690,473	$—	$(20)	$690,453
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
(2)Fair value approximates cost basis.

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of April 2, 2022 and October 2, 2021:

	As of
(in thousands)	April 2, 2022	October 2, 2021
Non-marketable equity securities	$6,417	$6,388
Total equity investments	$6,417	$6,388

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 6. FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended April 2, 2022.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.
Fair Value of Financial Instruments
Amounts reported as accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of April 2, 2022 and October 2, 2021 were as follows:

	As of
	April 2, 2022		October 2, 2021
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$49,746	$72	$57,682	$(616)
Total derivatives	$49,746	$72	$57,682	$(616)
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 2, 2022 and April 3, 2021 were as follows:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax (1)	$(143)	$(572)	$65	$434
Net (loss)/gain reclassified from accumulated OCI into income, net of tax (2)	$(87)	$688	$(623)	$978
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of April 2, 2022, there was no option to extend the lease which was recognized as a right-of-use ("ROU") asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of April 2, 2022 and October 2, 2021, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating lease expense (1)	$1,990	$1,932	$4,044	$3,799
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and six months ended April 2, 2022 and April 3, 2021.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six months ended
(in thousands)	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,752	$3,558

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	April 2, 2022	October 2, 2021
Operating leases:
Weighted-average remaining lease term (in years):	9.2	9.6
Weighted-average discount rate:	5.8%	5.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	April 2, 2022
Remaining fiscal 2022	$3,719
Fiscal 2023	6,697
Fiscal 2024	6,247
Fiscal 2025	5,863
Fiscal 2026	5,013
Thereafter	24,647
Total minimum lease payments	$52,186
Less: Interest	$12,566
Present value of lease obligations	$39,620
Less: Current portion	$4,932
Long-term portion of lease obligations	$34,688

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of April 2, 2022, the outstanding amount under this facility was $3.0 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of April 2, 2022, there were no outstanding amounts under the Overdraft Facility.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 10. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the Plan.
The following table reflects the Company’s contributions to the Plan during the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cash	$496	$447	$1,004	$866
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 2, 2022, the Company repurchased a total of approximately 494.0 thousand and 770.0 thousand shares of common stock under the Program at a cost of approximately $26.2 million and $41.5 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accelerated Share Repurchase (“ASR”)
In addition to the 494.0 thousand shares of common stock repurchased under the Program during the three months ended April 2, 2022, on March 9, 2022, the Company entered into an ASR agreement with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company's common stock. The ASR agreement was entered into pursuant to the Company's current $800 million share repurchase authorization.
Under the ASR agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. This is evaluated as an unsettled forward contract indexed to the Company's own stock, with $30 million classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer. The terms of the accelerated share repurchases under the ASR Agreement are subject to adjustment if the Company enters into or announces certain types of transactions or takes certain corporate actions. As of April 2, 2022, our remaining stock repurchase authorization under the Program was approximately $370.4 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Dividends
On October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. Dividends paid during the three and six months ended April 2, 2022 totaled $10.6 million and $19.3 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of April 2, 2022 and October 2, 2021:

	As of
(in thousands)	April 2, 2022	October 2, 2021
(Loss)/gain from foreign currency translation adjustments	$(5,334)	$682
Unrecognized actuarial loss on pension plan, net of tax	(3,107)	(3,088)
Unrealized gain/(loss) on hedging	72	(616)
Accumulated other comprehensive loss	$(8,369)	$(3,022)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of April 2, 2022, 3.3 million shares of common stock are available for grant to the Company's employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended April 2, 2022 and April 3, 2021 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(shares in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Time-based RSUs	7	8	302	484
Relative TSR PSUs	4	—	154	154
Growth PSUs	3	—	77	51
Common stock	4	7	8	15
Equity-based compensation in shares	18	15	541	704
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales	$308	$210	$534	$415
Selling, general and administrative	3,296	2,824	7,252	5,103
Research and development	1,092	929	2,222	1,846
Total equity-based compensation expense	$4,696	$3,963	$10,008	$7,364
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Time-based RSUs	$3,022	$2,566	$5,918	$5,201
Relative TSR PSUs	1,074	989	1,987	2,031
Growth PSUs	363	223	1,628	(238)
Common stock	237	185	475	370
Total equity-based compensation expense	$4,696	$3,963	$10,008	$7,364

NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended April 2, 2022, and April 3, 2021, the service revenue is not material.
The Company reports revenue based on our reportable segments. The Company believes that reporting revenue on this basis provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 14: Segment Information, for disclosure of revenue by segment.
Contract Balances
Our contract assets relate to our rights to consideration for revenue with collection dependent on events other than the passage of time, such as the achievement of specified payment milestones. The contract assets will be transferred to net account receivables as our right to consideration for these contract assets become unconditional. Contracts assets are reported in the accompanying Consolidated Condensed Balance Sheets within prepaid expenses and other current assets.

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
The following table shows the changes in contract asset balances during the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Contract assets, beginning of period	$—	$—	$—	$—
Additions	26,721	—	26,721	—
Contract assets, end of period	$26,721	$—	$26,721	$—
The following table shows the changes in contract liability balances during the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Contract liabilities, beginning of period	$28,228	$4,212	$15,596	$2,958
Revenue recognized	(43,818)	(10,418)	(75,184)	(20,268)
Additions	32,890	11,994	76,888	23,098
Contract liabilities, end of period	$17,300	$5,788	$17,300	$5,788

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended
(in thousands, except per share data)	April 2, 2022		April 3, 2021
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$116,001	$116,001	$71,320	$71,320
DENOMINATOR:
Weighted average shares outstanding - Basic	61,482	61,482	62,068	62,068
Dilutive effect of Equity Plans		953		1,169
Weighted average shares outstanding - Diluted		62,435		63,237
EPS:
Net income per share - Basic	$1.89	$1.89	$1.15	$1.15
Effect of dilutive shares		(0.03)		(0.02)
Net income per share - Diluted		$1.86		$1.13

Anti-dilutive shares(1)		21		0

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Six months ended
(in thousands, except per share data)	April 2, 2022		April 3, 2021
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$249,607	$249,607	$119,683	$119,683
DENOMINATOR:
Weighted average shares outstanding - Basic	61,934	61,934	62,023	62,023
Dilutive effect of Equity Plans		973		1,095
Weighted average shares outstanding - Diluted		62,907		63,118
EPS:
Net income per share - Basic	$4.03	$4.03	$1.93	$1.93
Effect of dilutive shares		(0.06)		(0.03)
Net income per share - Diluted		$3.97		$1.90

Anti-dilutive shares(1)		1		3
(1) Represents Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and six months ended April 2, 2022 and April 3, 2021 as the effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Provision for income taxes	$13,713	$12,212	$31,648	$18,510
Effective tax rate	10.6%	14.6%	11.3%	13.4%

The increase in provision for income taxes for the three and six months ended April 2, 2022 as compared to the three and six months ended April 3, 2021 is primarily related to an increase in profitability.
For the three and six months ended April 2, 2022, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions and tax incentives, partially offset by foreign minimum tax.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 14. SEGMENT INFORMATION
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
The following table reflects operating information by segment for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net revenue:
Capital Equipment	$333,909	$288,446	$742,437	$511,535
APS	50,373	51,717	102,733	96,485
Net revenue	384,282	340,163	845,170	608,020
Income from operations:
Capital Equipment	111,200	66,101	243,219	110,994
APS	18,141	17,013	37,232	26,162
Income from operations	$129,341	$83,114	$280,451	$137,156
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
The following table reflects net revenue by Capital Equipment end markets served for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
General Semiconductor	$198,694	$189,083	$447,217	$352,669
Automotive & Industrial	58,700	41,957	109,348	64,929
LED	42,036	50,740	108,191	83,121
Memory	34,479	6,666	77,681	10,816
Total Capital Equipment revenue	$333,909	$288,446	$742,437	$511,535

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Capital expenditures:
Capital Equipment	$2,467	$3,456	$4,433	$5,595
APS	917	1,665	1,827	3,213
	$3,384	$5,121	$6,260	$8,808

Depreciation expense:
Capital Equipment	$2,256	$1,619	$4,539	$3,182
APS	1,817	1,626	3,590	3,252
	$4,073	$3,245	$8,129	$6,434

Amortization expense:
Capital Equipment	$921	$855	$1,933	$1,906
APS	230	500	501	1,407
	$1,151	$1,355	$2,434	$3,313

NOTE 15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
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
The following table reflects the reserve for warranty activity for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Six months ended
(in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Reserve for warranty, beginning of period	$17,110	$12,136	$16,961	$9,576
Provision for warranty	2,191	6,029	6,159	11,329
Utilization of reserve	(3,783)	(2,591)	(7,602)	(5,331)
Reserve for warranty, end of period	$15,518	$15,574	$15,518	$15,574
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of April 2, 2022:

		Payments due by fiscal year
(in thousands)	Total	2022	2023	2024	2025	2026	thereafter
Inventory purchase obligation (1)	$412,385	$76,877	$335,508	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of April 2, 2022, the Company also has an obligation to fund uncalled capital commitments of approximately $10 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended April 2, 2022 and April 3, 2021:

	Six months ended
	April 2, 2022	April 3, 2021
ASE Technology Holding Co	*	21.7%
Haoseng Industrial Co., Ltd. (1)	*	10.0%
* Represents less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of April 2, 2022 and April 3, 2021:

	As of
	April 2, 2022	April 3, 2021
Tianshui Huatian Technology Co., Ltd.	23.5%	13.8%
Haoseng Industrial Co., Ltd. (1)	12.4%	16.4%
(1)Distributor of the Company's products.
* Represents less than 10% of total accounts receivable

NOTE 16. SUBSEQUENT EVENTS
On April 22, 2022, the ASR agreement entered into on March 9, 2022, was settled and we received an additional 344.5 thousand shares from the Dealer. In total, an aggregate of 2,794.4 thousand shares were delivered by the Dealer under the ASR agreement at an average repurchase price of $53.68 per share.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue, increasing, continuing or strengthening, or decreasing or weakening, our capital allocation strategies, including any share repurchases, demand for our products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the novel coronavirus ("COVID-19") pandemic, including supply chain disruptions, the economic and public health effects, and governmental and other responses to these impacts;
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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated twelve operating segments as of April 2, 2022, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 94.0% and 96.8% of our net revenue for the three months ended April 2, 2022 and April 3, 2021, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 51.2% and 53.8% of our net revenue for the three months ended April 2, 2022 and April 3, 2021, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in China.
Similarly, approximately 96.0% and 97.1% of our net revenue for the six months ended April 2, 2022 and April 3, 2021, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 61.3% and 51.5% of our net revenue for the six months ended April 2, 2022 and April 3, 2021, respectively, was for shipments to customers located in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of April 2, 2022, our total cash, cash equivalents and short-term investments were $690.5 million, a $49.3 million decrease from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Net revenue	$384,282	$340,163	$44,119	13.0%
Cost of sales	182,572	191,673	(9,101)	(4.7)%
Gross profit	201,710	148,490	53,220	35.8%
Selling, general and administrative	35,088	30,508	4,580	15.0%
Research and development	37,281	34,868	2,413	6.9%
Operating expenses	72,369	65,376	6,993	10.7%
Income from operations	$129,341	$83,114	$46,227	55.6%

	Six months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Net revenue	$845,170	$608,020	$237,150	39.0%
Cost of sales	420,222	338,044	82,178	24.3%
Gross profit	424,948	269,976	154,972	57.4%
Selling, general and administrative	74,047	66,408	7,639	11.5%
Research and development	70,450	66,412	4,038	6.1%
Operating expenses	144,497	132,820	11,677	8.8%
Income from operations	$280,451	$137,156	$143,295	104.5%

Net Revenue
Our net revenue for the three and six months ended April 2, 2022 increased as compared to our net revenue for the three and six months ended April 3, 2021. The increase in net revenue is primarily due to favorable product mix in Capital Equipment.
The following tables reflect net revenue by reportable segments for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended
(dollar amounts in thousands)	April 2, 2022		April 3, 2021		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$333,909	86.9%	$288,446	84.8%	$45,463	15.8%
APS	50,373	13.1%	51,717	15.2%	(1,344)	(2.6)%
Total net revenue	$384,282	100.0%	$340,163	100.0%	$44,119	13.0%

	Six months ended
(dollar amounts in thousands)	April 2, 2022		April 3, 2021		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$742,437	87.8%	$511,535	84.1%	$230,902	45.1%
APS	102,733	12.2%	96,485	15.9%	6,248	6.5%
Total net revenue	$845,170	100.0%	$608,020	100.0%	$237,150	39.0%

Capital Equipment
For the three months ended April 2, 2022, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to favorable product mix.
For the six months ended April 2, 2022, the higher Capital Equipment net revenue as compared to the prior year period was primarily due to favorable product mix and higher volume. The higher sales volume was primarily driven by broad-based industry expansion and technology transitions positively impacting demand in the general semiconductor end market for consumer applications, high performance computing and 5G transition, automotive end market, memory end market and advanced LED display.
APS
For the three months ended April 2, 2022, the lower APS net revenue as compared to the prior year period was primarily due to lower volume in spares and services.
For the six months ended April 2, 2022, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares, services and bonding tools.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended		Basis Point
	April 2, 2022	April 3, 2021	Change
Capital Equipment	51.2%	40.6%	1,060
APS	61.2%	60.5%	70
Total gross profit margin	52.5%	43.7%	880

	Six months ended		Basis Point
	April 2, 2022	April 3, 2021	Change
Capital Equipment	48.8%	41.7%	710
APS	60.8%	58.9%	190
Total gross profit margin	50.3%	44.4%	590

Capital Equipment
For the three and six months ended April 2, 2022, the higher Capital Equipment gross profit margin as compared to the prior year period was primarily driven by favorable product mix.
APS
For the three and six months ended April 2, 2022, the higher APS gross profit margin as compared to the prior year period was primarily driven by favorable product mix in spares and services.
Operating Expenses
The following tables reflect operating expenses for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Selling, general & administrative	$35,088	$30,508	$4,580	15.0%
Research & development	37,281	34,868	2,413	6.9%
Total	$72,369	$65,376	$6,993	10.7%

	Six months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Selling, general & administrative	$74,047	$66,408	$7,639	11.5%
Research & development	70,450	66,412	4,038	6.1%
Total	$144,497	$132,820	$11,677	8.8%
Selling, General and Administrative (“SG&A”)
For the three months ended April 2, 2022, the higher SG&A expenses as compared to the prior year period were primarily due to $1.9 million net unfavorable variance in foreign exchange, $1.0 million gain on disposal of investment in prior year period, $0.9 million higher sales representative commissions, and $0.7 million higher staff costs related to an increase in headcount.
For the six months ended April 2, 2022, the higher SG&A expenses as compared to the prior year period were primarily due to $4.2 million higher sales representative commissions, $3.1 million higher staff costs related to an increase in headcount, and $0.4 million net unfavorable variance in foreign exchange.
Research and Development (“R&D”)
For the three and six months ended April 2, 2022, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to an increase in headcount and increased engineering services.
Income from Operations
The following tables reflect income from operations by reportable segments for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Capital Equipment	$111,200	$66,101	$45,099	68.2%
APS	18,141	17,013	1,128	6.6%
Total income from operations	$129,341	$83,114	$46,227	55.6%

	Six months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Capital Equipment	$243,219	$110,994	$132,225	119.1%
APS	37,232	26,162	11,070	42.3%
Total income from operations	$280,451	$137,156	$143,295	104.5%
Capital Equipment and APS
For the three and six months ended April 2, 2022, the higher Capital Equipment and APS income from operations as compared to the prior year period was primarily due to higher revenue as explained under 'Net Revenue' above. This was partially offset by higher operating expenses as explained under 'Operating Expenses' above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Interest income	$470	$586	$(116)	(19.8)%
Interest expense	$(97)	$(74)	$(23)	31.1%

	Six months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change
Interest income	$941	$1,237	$(296)	(23.9)%
Interest expense	$(137)	$(106)	$(31)	29.2%

Interest income
For the three and six months ended April 2, 2022, the lower interest income as compared to the prior year period was primarily due to lower weighted average interest rate on cash, cash equivalents and short-term investments and lower short-term investments.
Interest expense
For the three and six months ended April 2, 2022, the higher interest expense as compared to the prior year period was primarily due to higher average short-term debt. Please refer to Note 9 of Item 1 for discussion on the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 2, 2022 and April 3, 2021:

	Three months ended			Six months ended
(dollar amounts in thousands)	April 2, 2022	April 3, 2021	Change	April 2, 2022	April 3, 2021	Change
Provision for income taxes	$13,713	$12,212	$1,501	$31,648	$18,510	$13,138
Effective tax rate	10.6%	14.6%	(4.0)%	11.3%	13.4%	(2.1)%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and six months ended April 2, 2022 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of April 2, 2022 and October 2, 2021:

	As of
(dollar amounts in thousands)	April 2, 2022	October 2, 2021	$ Change
Cash and cash equivalents	$460,453	$362,788	$97,665
Short-term investments	230,000	377,000	(147,000)
Total cash, cash equivalents, and short-term investments	$690,453	$739,788	$(49,335)
Percentage of total assets	44.3%	46.2%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the six months ended April 2, 2022 and April 3, 2021:

	Six months ended
(in thousands)	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$169,009	$85,720
Net cash provided by investing activities	141,461	1,999
Net cash used in financing activities	(211,064)	(19,117)
Effect of exchange rate changes on cash and cash equivalents	(1,741)	604
Changes in cash and cash equivalents	$97,665	$69,206
Cash and cash equivalents, beginning of period	362,788	188,127
Cash and cash equivalents, end of period	$460,453	$257,333

Six months ended April 2, 2022
Net cash provided by operating activities was primarily due to net income of $249.6 million, non-cash adjustments to net income of $22.3 million and a net unfavorable change in operating assets and liabilities of $102.9 million. The net change in operating assets and liabilities was primarily driven by an increase in inventories of $44.4 million, prepaid expenses and other current assets of $27.2 million and a decrease in accounts payable and accrued expenses and other current liabilities of $81.3 million and income tax payable of $4.0 million. This was partially offset by a decrease in accounts and other receivable of $53.4 million.
The increase in inventories was due to higher manufacturing activities in anticipation of higher demand in subsequent periods. The increase in prepaid expenses and other current assets was mainly due to the addition of contract assets in the period. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to higher payments to suppliers and lower accrued employee compensation that was paid out in the period. The decrease in accounts and other receivable in the six months ended April 2, 2022 was mainly due to lower sales in the period and a change in customer mix of different credit terms.
Net cash provided by investing activities was due to net redemption of short-term investments of $147.0 million. This was partially offset by capital expenditures of $5.7 million.
Net cash used in financing activities was primarily due to common stock repurchases of $191.5 million and dividend payments of $19.3 million.
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
Net cash provided by investing activities was due to net redemption of short-term investments of $35.0 million and proceeds from sale of an equity-method investment of $2.1 million. This was partially offset by the cash outflow for the acquisition of Uniqarta, Inc. of $26.3 million and capital expenditures of $8.9 million.
Net cash used in financing activities was primarily due to common stock repurchases of $2.9 million and dividend payments of $16.1 million.
Fiscal 2022 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2022 capital expenditures to be between approximately $40.0 million and $44.0 million, of which approximately $6.3 million has been incurred through the second quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions, including the impact from the COVID-19 pandemic, inflationary pressures, geopolitical tensions and other factors, some of which are beyond our control.
As of April 2, 2022 and October 2, 2021, approximately $293.0 million and $724.5 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.

The Company’s international operations and capital requirements are anticipated to be funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. The Company’s U.S. operations and capital requirements are anticipated to be funded primarily by cash generated from U.S. operating activities and cash held by U.S entities. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. income taxes or drawdown cash from our existing Facility Agreements. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future including repayment of outstanding balances under the Facility Agreements, payment of dividends and share repurchases.
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global macroeconomic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 2, 2022, the Company repurchased a total of approximately 494.0 thousand and 770.0 thousand shares of common stock under the Program at a cost of approximately $26.2 million and $41.5 million. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

Accelerated Share Repurchase (“ASR”)
In addition to the 494.0 thousand shares of common stock repurchased under the Program during the three months ended April 2, 2022, on March 9, 2022, the Company entered into an ASR agreement with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company's common stock. The ASR agreement was entered into pursuant to the Company's current $800 million share repurchase authorization.
Under the ASR agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. This is evaluated as an unsettled forward contract indexed to the Company's own stock, with $30 million classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer. The terms of the accelerated share repurchases under the ASR Agreement are subject to adjustment if the Company enters into or announces certain types of transactions or takes certain corporate actions. As of April 2, 2022, our remaining stock repurchase authorization under the Program was approximately $370.4 million.
Dividends
On October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. Dividends paid during the three and six months ended April 2, 2022 totaled $10.6 million and $19.3 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of April 2, 2022, the Company had deferred tax liabilities of $34.0 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $15.4 million, inclusive of accrued interest on uncertain tax positions of $1.9 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of April 2, 2022:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$412,385	$76,877	$335,508	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$54,409	6,723	29,414	18,272	—
Total	$466,794	$83,600	$364,922	$18,272	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S Tax Cuts and Job Act of 2017.
Off-Balance Sheet Arrangements

Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries") or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of April 2, 2022, there were no outstanding amounts under the Overdraft Facility.
As of April 2, 2022, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of April 2, 2022, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $49.7 million outstanding as of April 2, 2022.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2022 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended April 2, 2022 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended April 2, 2022 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 2, 2022 to January 29, 2022	120	$54.48	120	$110.1
January 30, 2022 to March 5, 2022	374	$52.47	374	$490.4
March 6, 2022 to April 2, 2022(2)	2,450	$48.98	2,450	$370.4
For the three months ended April 2, 2022	2,944		2,944
(1)On August 15, 2017, the Company's Board of Directors authorized the Program to repurchase up to $100 million in total of the Company's common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On May 3, 2022, the Board of Directors further increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
(2)On March 9, 2022, the Company entered into an ASR agreement with an investment bank counterparty ("Dealer") to repurchase $150 million of the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock of approximately $120 million on March 10, 2022. Please refer to Note 10 of Item 1 for information on the ASR.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures

None.

Item 5. – Other Information

None.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 5, 2022	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)