Form 10-Q
period 2022-07-02
KULICKE & SOFFA INDUSTRIES INC
filed 2022-08-04
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022

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

As of July 29, 2022, there were 58,067,945 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 2, 2022

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	July 2, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$445,781	$362,788
Short-term investments	300,000	377,000
Accounts and other receivable, net of allowance for doubtful accounts of $0 and $687, respectively	350,045	421,193
Inventories, net	215,281	167,323
Prepaid expenses and other current assets	75,011	23,586
Total current assets	1,386,118	1,351,890
Property, plant and equipment, net	66,510	67,982
Operating right-of-use assets	41,160	41,592
Goodwill	69,787	72,949
Intangible assets, net	35,291	42,752
Deferred tax assets	21,103	15,715
Equity investments	5,397	6,388
Other assets	2,911	2,363
TOTAL ASSETS	$1,628,277	$1,601,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	98,572	154,636
Operating lease liabilities	5,973	4,903
Income taxes payable	31,060	30,766
Accrued expenses and other current liabilities	138,434	161,570
Total current liabilities	274,039	351,875

Deferred tax liabilities	34,541	32,828
Income taxes payable	62,468	69,422
Operating lease liabilities	35,836	38,084
Other liabilities	14,660	14,185
TOTAL LIABILITIES	$421,544	$506,394

Commitments and contingent liabilities (Note 15)

Shareholders' equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 58,480 and 61,931 shares, respectively	557,236	550,117
Treasury stock, at cost, 26,884 and 23,433 shares, respectively	(615,689)	(400,412)
Retained earnings	1,286,505	948,554
Accumulated other comprehensive loss	(21,319)	(3,022)
TOTAL SHAREHOLDERS' EQUITY	$1,206,733	$1,095,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,628,277	$1,601,631
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenue	$372,137	$424,318	$1,217,307	$1,032,338
Cost of sales	181,452	228,623	601,674	566,667
Gross profit	190,685	195,695	615,633	465,671
Selling, general and administrative	34,562	39,103	108,609	105,511
Research and development	34,046	36,137	104,496	102,549
Operating expenses	68,608	75,240	213,105	208,060
Income from operations	122,077	120,455	402,528	257,611
Interest income	2,158	564	3,099	1,801
Interest expense	(36)	(41)	(173)	(146)
Income before income taxes	124,199	120,978	405,454	259,266
Provision for income taxes	5,165	7,212	36,813	25,722
Share of results of equity-method investee, net of tax	—	—	—	94
Net income	$119,034	$113,766	$368,641	$233,450

Net income per share:
Basic	$2.02	$1.83	$6.05	$3.76
Diluted	$1.99	$1.79	$5.95	$3.68

Weighted average shares outstanding:
Basic	58,985	62,023	60,951	62,023
Diluted	59,955	63,485	61,940	63,364
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$119,034	$113,766	$368,641	$233,450
Other comprehensive income:
Foreign currency translation adjustment	(12,009)	1,868	(18,025)	3,854
Unrecognized actuarial gain/(loss) on pension plan, net of tax	122	(79)	103	1
	(11,887)	1,789	(17,922)	3,855

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(1,233)	(133)	(1,168)	301
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	170	(317)	793	(1,295)
Net decrease from derivatives designated as hedging instruments, net of tax	(1,063)	(450)	(375)	(994)

Total other comprehensive (loss)/gain	(12,950)	1,339	(18,297)	2,861

Comprehensive income	$106,084	$115,105	$350,344	$236,311
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	4	197	41	—	—	238
Repurchase of common stock	(276)	—	(15,380)	—	—	(15,380)
Issuance of shares for equity-based compensation	725	(6,963)	6,963	—	—	—
Equity-based compensation	—	5,074	—	—	—	5,074
Cash dividend declared	—	—	—	(10,610)	—	(10,610)
Components of comprehensive income:
Net income	—	—	—	133,606	—	133,606
Other comprehensive loss	—	—	—	—	(989)	(989)
Total comprehensive income/(loss)	—	—	—	133,606	(989)	132,617
Balances as of January 1, 2022	62,384	$548,425	$(408,788)	$1,071,550	$(4,011)	$1,207,176
Issuance of stock for services rendered	4	202	35	—	—	237
Repurchase of common stock	(2,944)	(30,000)	(146,153)	—	—	(176,153)
Issuance of shares for equity-based compensation	24	(222)	222	—	—	—
Equity-based compensation	—	4,459	—	—	—	4,459
Cash dividend declared	—	—	—	(10,110)	—	(10,110)
Components of comprehensive income:
Net income	—	—	—	116,001	—	116,001
Other comprehensive loss	—	—	—	—	(4,358)	(4,358)
Total comprehensive income/(loss)	—	—	—	116,001	(4,358)	111,643
Balances as of April 2, 2022	59,468	$522,864	$(554,684)	$1,177,441	$(8,369)	$1,137,252
Issuance of stock for services rendered	4	196	41	—	—	237
Repurchase of common stock	(997)	30,000	(61,098)	—	—	(31,098)
Issuance of shares for equity-based compensation	5	(52)	52	—	—	—
Equity-based compensation	—	4,228	—	—	—	4,228
Cash dividend declared	—	—	—	(9,970)	—	(9,970)
Components of comprehensive income:
Net income	—	—	—	119,034	—	119,034
Other comprehensive loss	—	—	—	—	(12,950)	(12,950)
Total comprehensive income/(loss)	—	—	—	119,034	(12,950)	106,084
Balances as of July 2, 2022	58,480	$557,236	$(615,689)	$1,286,505	$(21,319)	$1,206,733

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	8	96	77	—	—	173
Repurchase of common stock	(48)	—	(1,206)	—	—	(1,206)
Issuance of shares for equity-based compensation	535	(4,076)	4,076	—	—	—
Equity-based compensation	—	3,216	—	—	—	3,216
Cash dividend declared	—	—	—	(8,687)	—	(8,687)
Components of comprehensive income:
Net income	—	—	—	48,363	—	48,363
Other comprehensive income	—	—	—	—	7,763	7,763
Total comprehensive income	—	—	—	48,363	7,763	56,126
Balances as of January 2, 2021	62,053	$538,449	$(391,870)	$655,795	$5,242	$807,616
Issuance of stock for services rendered	7	130	55	—	—	185
Repurchase of common stock	(23)	—	(1,110)	—	—	(1,110)
Issuance of shares for equity-based compensation	24	(245)	245	—	—	—
Equity-based compensation	—	3,778	—	—	—	3,778
Cash dividend declared	—	—	—	(8,688)	—	(8,688)
Components of comprehensive income/(loss)
Net income	—	—	—	71,320	—	71,320
Other comprehensive loss	—	—	—	—	(6,241)	(6,241)
Total comprehensive income/(loss)	—	—	—	71,320	(6,241)	65,079
Balances as of April 3, 2021	62,061	$542,112	$(392,680)	$718,427	$(999)	$866,860
Issuance of stock for services rendered	4	185	39	—	—	224
Repurchase of common stock	(82)	—	(4,087)	—	—	(4,087)
Issuance of shares for equity-based compensation	3	(40)	40	—	—	—
Equity-based compensation	—	3,918	—	—	—	3,918
Cash dividend declared	—	—	—	(8,678)	—	(8,678)
Components of comprehensive income:
Net income	—	—	—	113,766	—	113,766
Other comprehensive income	—	—	—	—	1,339	1,339
Total comprehensive income	—	—	—	113,766	1,339	115,105
Balances as of July 3, 2021	61,986	$546,175	$(396,688)	$823,515	$340	$973,342

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	July 2, 2022	July 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$368,641	$233,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,773	14,552
Impairment of equity investment	1,346	—
Equity-based compensation and employee benefits	14,473	11,504
Gain on disposal of equity method investments	—	(1,046)
Adjustment for doubtful accounts	(245)	(95)
Adjustment for inventory valuation	1,110	(834)
Deferred taxes	(3,675)	(10,587)
Gain on disposal of property, plant and equipment	(129)	25
Unrealized foreign currency translation	(3,806)	719
Share of results of equity-method investee	—	94
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	71,825	(170,403)
Inventories	(49,230)	(40,771)
Prepaid expenses and other current assets	(50,725)	(2,856)
Accounts payable, accrued expenses and other current liabilities	(84,017)	144,717
Income taxes payable	(6,663)	(2,670)
Other, net	(1,053)	857
Net cash provided by operating activities	273,625	176,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(26,338)
Purchases of property, plant and equipment	(10,380)	(16,747)
Proceeds from sales of property, plant and equipment	119	191
Investment in private equity fund	(397)	—
Disposal of equity-method investments	—	2,115
Purchase of short-term investments	(389,000)	(229,000)
Maturity of short-term investments	466,000	324,000
Net cash provided by investing activities	66,342	54,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	(54,500)	(22,750)
Proceeds from short-term debt	54,500	22,750
Payment for finance lease	(373)	(253)
Repurchase of common stock/treasury stock	(221,139)	(6,953)
Common stock cash dividends paid	(29,393)	(24,776)
Net cash used in financing activities	(250,905)	(31,982)
Effect of exchange rate changes on cash and cash equivalents	(6,069)	977
Changes in cash and cash equivalents	82,993	199,872
Cash and cash equivalents at beginning of period	362,788	188,127
Cash and cash equivalents at end of period	$445,781	$387,999

CASH PAID FOR:
Interest	$173	$146
Income taxes, net of refunds	$50,059	$39,405
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
Due to the coronavirus (“COVID-19”) pandemic and macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 2, 2022. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended July 2, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and macroeconomic headwinds that could materially impact our consolidated condensed financial statements in future reporting periods.

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
Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this ASU, among other changes, simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, clarify and amend the existing guidance. We adopted this ASU in the first quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.
Contracts in Entity's Own Equity
In August 2020, the FASB issued ASU 2020-06, Derivatives and Hedging - Contracts in Entity's Own Equity (Topic 815). The amendments in this ASU, among other changes, remove current guidance that allows an entity to rebut the presumption that potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares if the entity has a history or policy of cash settlement. These amendments affect any instrument that may be settled in cash or shares and, therefore, affects the diluted earnings per share calculation for both convertible instruments and contracts in an entity's own equity. We elected to early adopt this ASU in the second quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.
Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of topics in the Codification and improve the consistency of the Codification by including all disclosure guidance in the appropriate disclosure sections (Section 50). We adopted this ASU in the first quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of July 2, 2022 and October 2, 2021:

	As of
(in thousands)	July 2, 2022	October 2, 2021

Short-term investments, available-for-sale (1)	$300,000	$377,000

Inventories, net:
Raw materials and supplies	$126,593	$94,493
Work in process	69,426	55,866
Finished goods	40,363	40,006
	236,382	190,365
Inventory reserves	(21,101)	(23,042)
	$215,281	$167,323
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,116	23,314
Leasehold improvements	32,120	30,054
Data processing equipment and software	40,836	40,945
Machinery, equipment, furniture and fixtures	90,465	87,994
Construction in progress	10,728	9,562
	199,447	194,051
Accumulated depreciation	(132,937)	(126,069)
	$66,510	$67,982
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$67,063	$72,478
Wages and benefits	47,833	66,531
Dividends payable	9,970	8,673
Commissions and professional fees	5,459	6,190
Severance	—	31
Other	8,109	7,667
	$138,434	$161,570

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended July 2, 2022 and July 3, 2021.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2021 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment in the future.
During the three and nine months ended July 2, 2022, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended July 2, 2022, a prolonged COVID-19 pandemic and macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company's recorded goodwill by reportable segments (refer to Note 14) as of July 2, 2022 and October 2, 2021:

(in thousands)	Capital Equipment	APS	Total
Balance at October 2, 2021	$46,561	$26,388	$72,949
Other	(2,849)	(313)	$(3,162)
Balance at July 2, 2022	$43,712	$26,075	$69,787

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of July 2, 2022 and October 2, 2021:

	As of		Average estimated
(dollar amounts in thousands)	July 2, 2022	October 2, 2021	useful lives (in years)
Developed technology(1)	$92,573	$90,427	6.0 to 15.0
Accumulated amortization	(58,932)	(58,494)
Net developed technology	$33,641	$31,933

Customer relationships	$34,421	$36,114	5.0 to 6.0
Accumulated amortization	(34,421)	(36,114)
Net customer relationships	$—	$—

In-process research and development(1)	$—	$8,795	N.A
Accumulated amortization	—	—
Net in-process research and development	$—	$8,795

Trade and brand name	$7,095	$7,374	7.0 to 8.0
Accumulated amortization	(7,095)	(7,275)
Net trade and brand name	—	99

Other intangible assets	$4,700	$4,700	1.9 to 6.0
Accumulated amortization	(3,050)	(2,775)
Net other intangible assets	$1,650	$1,925

	$35,291	$42,752
(1) As of July 2, 2022, $7.9 million of in-process research and development assets were transferred to developed technology (definite-lived intangible assets) as the research and development process was completed, and are being amortized over their weighted-average useful lives of 6 years.

The following table reflects estimated annual amortization expense related to intangible assets as of July 2, 2022:

As of
(in thousands)	July 2, 2022
Remaining fiscal 2022	$1,416
Fiscal 2023	5,665
Fiscal 2024	5,665
Fiscal 2025	5,665
Fiscal 2026	5,665
Thereafter	11,215
Total amortization expense	$35,291

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.

Cash, cash equivalents, and short-term investments consisted of the following as of July 2, 2022:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$164,458	$—	$—	$164,458
Cash equivalents:
Money market funds (1)	161,338	—	(24)	161,314
Time deposits (2)	120,009	—	—	120,009
Total cash and cash equivalents	$445,805	$—	$(24)	$445,781
Short-term investments:
Time deposits (2)	300,000	—	—	300,000
Total short-term investments	$300,000	$—	$—	$300,000
Total cash, cash equivalents and short-term investments	$745,805	$—	$(24)	$745,781
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

Cash, cash equivalents and short-term investments consisted of the following as of October 2, 2021:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$269,201	$—	$—	$269,201
Cash equivalents:
Money market funds (1)	93,598	—	(18)	93,580
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$362,806	$—	$(18)	$362,788
Short-term investments:
Time deposits (2)	377,000	—	—	377,000
Total short-term investments	$377,000	$—	$—	$377,000
Total cash, cash equivalents and short-term investments	$739,806	$—	$(18)	$739,788
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of July 2, 2022 and October 2, 2021:

	As of
(in thousands)	July 2, 2022	October 2, 2021
Non-marketable equity securities	$5,397	$6,388
Total equity investments	$5,397	$6,388

During the three and nine months ended July 2, 2022, the Company recorded an impairment of $1.3 million on a non-marketable equity security without a readily determinable fair value. The entire amount of the investment in the non-marketable equity security was impaired due to a significant deterioration in the earnings performance of the equity investee. The impairment amount is recorded within “Selling, general and administrative expense” in the Consolidated Condensed Statement of Operations.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended July 2, 2022.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of July 2, 2022 and October 2, 2021 were as follows:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of
	July 2, 2022		October 2, 2021
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$57,756	$(991)	$57,682	$(616)
Total derivatives	$57,756	$(991)	$57,682	$(616)
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheets.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 2, 2022 and July 3, 2021 were as follows:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax (1)	$(1,233)	$(133)	$(1,168)	$301
Net (loss)/gain reclassified from accumulated OCI into income, net of tax (2)	$(170)	$317	$(793)	$1,295
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of July 2, 2022, there was no option to extend the lease which was recognized as a right-of-use ("ROU") asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of July 2, 2022 and October 2, 2021, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease expense (1)	$2,173	$1,894	$6,217	$5,693
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and nine months ended July 2, 2022 and July 3, 2021.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands)	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,715	$5,364
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	July 2, 2022	October 2, 2021
Operating leases:
Weighted-average remaining lease term (in years):	8.5	9.6
Weighted-average discount rate:	5.7%	5.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	July 2, 2022
Remaining fiscal 2022	$2,095
Fiscal 2023	8,133
Fiscal 2024	7,680
Fiscal 2025	6,935
Fiscal 2026	5,006
Thereafter	24,028
Total minimum lease payments	$53,877
Less: Interest	$12,068
Present value of lease obligations	$41,809
Less: Current portion	$5,973
Long-term portion of lease obligations	$35,836

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 2, 2022, the outstanding amount under this facility was $2.9 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries"), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of July 2, 2022, there were no outstanding amounts under the Overdraft Facility.

NOTE 10. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “401(k) Plan”) for eligible U.S. employees. The 401(k) Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the 401(k) Plan during the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash	$419	$458	$1,423	$1,324
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended July 2, 2022, the Company repurchased a total of approximately 653.0 thousand and 1,423.0 thousand shares of common stock under the Program at a cost of approximately $31.1 million and $72.6 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.

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
Accelerated Share Repurchase (“ASR”)
In addition to the 653.0 thousand shares of common stock repurchased under the Program during the three months ended July 2, 2022, on March 9, 2022, the Company entered into an ASR agreement (the “March 2022 ASR Agreement”) with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company's common stock. The March 2022 ASR Agreement was entered into pursuant to the Company's current $800 million share repurchase authorization.
Under the March 2022 ASR Agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the March 2022 ASR Agreement. For accounting purposes, the March 2022 ASR Agreement is evaluated as an unsettled forward contract indexed to the Company's own stock, with $30 million being classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer.
The March 2022 ASR Agreement was settled between the Company and the Dealer on April 22, 2022 and the Company received an additional 344.5 thousand shares of common stock from the Dealer. In total, an aggregate of 2,794.4 thousand shares of common stock were delivered by the Dealer under the March 2022 ASR Agreement at an average price of $53.68 per share, which was then reclassified as treasury stock from common stock in shareholder’s equity. As of July 2, 2022, our remaining stock repurchase authorization under the Program was approximately $309.3 million.
Dividends
On October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. Dividends paid during the three and nine months ended July 2, 2022 totaled $10.1 million and $29.4 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of July 2, 2022 and October 2, 2021:

	As of
(in thousands)	July 2, 2022	October 2, 2021
(Loss)/gain from foreign currency translation adjustments	$(17,343)	$682
Unrecognized actuarial loss on pension plan, net of tax	(2,985)	(3,088)
Unrealized loss on hedging	(991)	(616)
Accumulated other comprehensive loss	$(21,319)	$(3,022)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of July 2, 2022, 3.3 million shares of common stock are available for grant to the Company's employees and directors under the Plan.
•Relative TSR Performance Share Units (“Relative TSR PSUs”) entitle the employee to receive common stock of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), if market performance objectives which measure the relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price at the end of the performance period of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.
•Revenue Growth Performance Share Units (“Growth PSUs”) entitle the employee to receive common stock of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), based on organic revenue growth objectives and relative growth performance against named competitors as set by the Management Development and Compensation Committee (“MDCC”) of the Company's Board of Directors. Organic revenue growth is calculated by averaging revenue growth (net of revenues from acquisitions) over a performance period, which is generally three years. Revenues from acquisitions will be included in the calculation after four fiscal quarters after acquisition. Any portion of the grant that does not meet the revenue growth objectives and relative growth performance is forfeited. Vesting percentages range from 0% to 200% of awards granted.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended July 2, 2022 and July 3, 2021 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(shares in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Time-based RSUs	1	—	303	484
Relative TSR PSUs	—	—	154	154
Growth PSUs	—	—	77	51
Common stock	4	4	12	19
Equity-based compensation in shares	5	4	546	708
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of sales	$193	$211	$727	$626
Selling, general and administrative	3,233	3,008	10,485	8,111
Research and development	1,039	921	3,261	2,767
Total equity-based compensation expense	$4,465	$4,140	$14,473	$11,504

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Time-based RSUs	$2,845	$2,571	$8,763	$7,772
Relative TSR PSUs	1,073	988	3,060	3,019
Growth PSUs	310	359	1,938	121
Common stock	237	222	712	592
Total equity-based compensation expense	$4,465	$4,140	$14,473	$11,504

NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended July 2, 2022, and July 3, 2021, the service revenue was not material.
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
The following table shows the changes in contract asset balances during the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract assets, beginning of period	$26,721	$—	$—	$—
Additions	18,563	—	45,284	—
Contract assets, end of period	$45,284	$—	$45,284	$—
The following table shows the changes in contract liability balances during the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract liabilities, beginning of period	$17,300	$5,788	$15,596	$2,958
Revenue recognized	(29,612)	(23,725)	(104,796)	(43,993)
Additions	17,996	26,486	94,884	49,584
Contract liabilities, end of period	$5,684	$8,549	$5,684	$8,549

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended
(in thousands, except per share data)	July 2, 2022		July 3, 2021
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$119,034	$119,034	$113,766	$113,766
DENOMINATOR:
Weighted average shares outstanding - Basic	58,985	58,985	62,023	62,023
Dilutive effect of Equity Plans		970		1,462
Weighted average shares outstanding - Diluted		59,955		63,485
EPS:
Net income per share - Basic	$2.02	$2.02	$1.83	$1.83
Effect of dilutive shares		(0.03)		(0.04)
Net income per share - Diluted		$1.99		$1.79

Anti-dilutive shares(1)		19		0

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share data)	July 2, 2022		July 3, 2021
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$368,641	$368,641	$233,450	$233,450
DENOMINATOR:
Weighted average shares outstanding - Basic	60,951	60,951	62,023	62,023
Dilutive effect of Equity Plans		989		1,341
Weighted average shares outstanding - Diluted		61,940		63,364
EPS:
Net income per share - Basic	$6.05	$6.05	$3.76	$3.76
Effect of dilutive shares		(0.10)		(0.08)
Net income per share - Diluted		$5.95		$3.68

Anti-dilutive shares(1)		1		3
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and nine months ended July 2, 2022 and July 3, 2021 as the effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Provision for income taxes	$5,165	$7,212	$36,813	$25,722
Effective tax rate	4.2%	6.0%	9.1%	9.9%

The decrease in provision for income taxes for the three months ended July 2, 2022 as compared to the three months ended July 3, 2021 is primarily related to a decrease in foreign minimum tax, offset by an increase in tax expense due to jurisdictional mix of profitability and a decrease in tax benefit from the release of valuation allowance recorded against the net deferred tax assets. During the three months ended July 2, 2022 and July 3, 2021, the Company recorded a $4.9 million and $7.2 million tax benefit, respectively, from the release of valuation allowance recorded against the net deferred tax assets of a certain foreign jurisdiction due to a forecasted increase in future profitability in the corresponding jurisdiction. The increase in provision for income taxes for the nine months ended July 2, 2022 as compared to the nine months ended July 3, 2021 is primarily related to an overall increase in year-to-date profitability, principally earned in lower tax jurisdictions, and foreign minimum tax.
For the three and nine months ended July 2, 2022, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives, tax credits, a release of valuation allowances on certain deferred tax assets and taxes on unrepatriated foreign earnings, partially offset by foreign minimum tax.

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
The following table reflects operating information by segment for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenue:
Capital Equipment	$321,946	$370,187	$1,064,383	$881,722
APS	50,191	54,131	152,924	150,616
Net revenue	372,137	424,318	1,217,307	1,032,338
Income from operations:
Capital Equipment	102,467	107,016	345,686	218,010
APS	19,610	13,439	56,842	39,601
Income from operations	$122,077	$120,455	$402,528	$257,611
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
The following table reflects net revenue by Capital Equipment end markets served for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
General Semiconductor	$223,034	$280,563	$670,251	$633,234
Automotive & Industrial	51,018	38,488	160,366	103,416
LED	20,203	31,951	128,394	115,071
Memory	27,691	19,185	105,372	30,001
Total Capital Equipment revenue	$321,946	$370,187	$1,064,383	$881,722

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Capital expenditures:
Capital Equipment	$3,670	$5,526	$8,103	$11,120
APS	1,283	2,430	3,110	5,643
	$4,953	$7,956	$11,213	$16,763

Depreciation expense:
Capital Equipment	$2,274	$1,668	$6,813	$4,850
APS	1,827	1,797	5,417	5,049
	$4,101	$3,465	$12,230	$9,899

Amortization expense:
Capital Equipment	$887	$845	$2,820	$2,751
APS	222	495	723	1,902
	$1,109	$1,340	$3,543	$4,653

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
The following table reflects the reserve for warranty activity for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Nine months ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Reserve for warranty, beginning of period	$15,518	$15,574	$16,961	$9,576
Provision for warranty	2,842	4,325	9,001	15,654
Utilization of reserve	(4,118)	(3,004)	(11,720)	(8,335)
Reserve for warranty, end of period	$14,242	$16,895	$14,242	$16,895
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of July 2, 2022:

		Payments due by fiscal year
(in thousands)	Total	2022	2023	2024	2025	2026	thereafter
Inventory purchase obligation (1)	$347,900	$113,400	$234,500	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of July 2, 2022, the Company also has an obligation to fund uncalled capital commitments of approximately $9.6 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended July 2, 2022 and July 3, 2021:

	Nine months ended
	July 2, 2022	July 3, 2021
ASE Technology Holding Co	*	19.4%
* Represents less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of July 2, 2022 and July 3, 2021:

	As of
	July 2, 2022	July 3, 2021
Tianshui Huatian Technology Co., Ltd.	20.6%	12.9%
Haoseng Industrial Co., Ltd. (1)	*	16.1%
(1)Distributor of the Company's products.
* Represents less than 10% of total accounts receivable

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development effort; our ability to identify and realize new growth opportunities; our ability to control costs; and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the novel coronavirus ("COVID-19") pandemic, including supply chain disruptions, the economic and public health effects, and governmental and other responses to these impacts;
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the prolonged Ukraine/Russia conflict, the COVID-19 pandemic, geopolitical tensions and other macroeconomic factors;
•risks inherent in doing business on an international level, including currency risks, regulatory requirements, political risks, export restrictions and other trade barriers;
•projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and
•projected demand for our products and services.
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
OVERVIEW
Kulicke and Soffa Industries, Inc. (“we,” “us,” “our,” or the “Company”) is a leading provider of semiconductor, light-emitting diode (“LED”) and electronic assembly solutions serving the global automotive, consumer, communications, computing and industrial markets. Founded in 1951, we pride ourselves on establishing foundations for technological advancement-creating, pioneering interconnect solutions that enable performance improvements, power efficiency, form-factor reductions and assembly excellence of current and next-generation semiconductor devices. Leveraging decades of development proficiency and extensive process technology expertise, our expanding portfolio provides equipment solutions, aftermarket products and services supporting a comprehensive set of interconnect technologies including wire bonding, advanced packaging, lithography, mini and micro LED transfer and electronics assembly. Dedicated to empowering technological discovery, always, we collaborate with customers and technology partners to push the boundaries of possibility, enabling a smarter future.

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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated twelve operating segments as of July 2, 2022, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
Our Capital Equipment segment engages in the manufacture and sale of ball bonders, wafer level bonders, wedge bonders, advanced packaging tools, mini and micro LED transfer solutions, hybrid and electronic assembly solutions to semiconductor device manufacturers, IDMs, foundries, OSATs, display manufacturers, other electronics manufacturers and automotive electronics suppliers. Our APS segment engages in the manufacture and sale of a variety of tools for a broad range of semiconductor packaging applications, spare parts, equipment repair, maintenance and servicing, training services, refurbishment and upgrades for our equipment.
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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 90.9% and 95.8% of our net revenue for the three months ended July 2, 2022 and July 3, 2021, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 51.5% and 57.2% of our net revenue for the three months ended July 2, 2022 and July 3, 2021, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in China.
Similarly, approximately 94.4% and 96.6% of our net revenue for the nine months ended July 2, 2022 and July 3, 2021, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 58.3% and 53.9% of our net revenue for the nine months ended July 2, 2022 and July 3, 2021, respectively, was for shipments to customers located in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of July 2, 2022, our total cash, cash equivalents and short-term investments were $745.8 million, a $6.0 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2022 to Date
COVID-19 Pandemic and Macroeconomic Headwinds
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, created volatility in equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. In addition, the COVID-19 pandemic has resulted in temporary closures and failures of many businesses and the institution of social distancing and sheltering-in-place requirements in many jurisdictions. While some of these measures have been relaxed in certain jurisdictions, there has been a resurgence of illnesses or emergence of new variants of the virus in other jurisdictions, which has led to more severe restrictions.
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
We are impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options continues to be challenging in many jurisdictions, especially in light of the emergence of new variants of the virus. As a result, we continue to expect some delays in fulfilling customer deliveries during the course of fiscal 2022. However, to date we have successfully managed our customers' expectations in most cases.
We believe semiconductor industry macroeconomics have not changed and we anticipate the industry’s long-term growth projections will normalize, but the sector is seeing short-term volatility and disruption due not only to the COVID-19 pandemic, but also due to actual or potential inflation, falling consumer sentiment, and economic recession caused, directly or indirectly, by various macroeconomic factors, including the prolonged Ukraine/Russia conflict.
Based on our current evaluation, neither the COVID-19 pandemic nor the prolonged Ukraine/Russia conflict has had a material direct impact on our financial condition and operating results in fiscal 2022 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, prolonged Ukraine/Russia conflict or other macroeconomic factors, for at least the next twelve months from the date of filing. However, this is a highly dynamic situation. As the global COVID-19 pandemic response is dynamic, geopolitical posture by nations and governments is constantly developing and the macroeconomic situation remains highly volatile, creating uncertainty surrounding our business, our expectations regarding future demand or supply conditions and our near- and long-term liquidity, our financial condition and, consequentially, our operating results could deteriorate.
For a description of the risks to our business arising from or relating to the COVID-19 pandemic and general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2021 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Net revenue	$372,137	$424,318	$(52,181)	(12.3)%
Cost of sales	181,452	228,623	(47,171)	(20.6)%
Gross profit	190,685	195,695	(5,010)	(2.6)%
Selling, general and administrative	34,562	39,103	(4,541)	(11.6)%
Research and development	34,046	36,137	(2,091)	(5.8)%
Operating expenses	68,608	75,240	(6,632)	(8.8)%
Income from operations	$122,077	$120,455	$1,622	1.3%

	Nine months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Net revenue	$1,217,307	$1,032,338	$184,969	17.9%
Cost of sales	601,674	566,667	35,007	6.2%
Gross profit	615,633	465,671	149,962	32.2%
Selling, general and administrative	108,609	105,511	3,098	2.9%
Research and development	104,496	102,549	1,947	1.9%
Operating expenses	213,105	208,060	5,045	2.4%
Income from operations	$402,528	$257,611	$144,917	56.3%

Net Revenue
Our net revenue for the three months ended July 2, 2022 decreased as compared to our net revenue for the three months ended July 3, 2021. The decrease in net revenue is primarily due to lower volume in Capital Equipment and APS. Our net revenue for the nine months ended July 2, 2022 increased as compared to our net revenue for the nine months ended July 3, 2021. The increase in net revenue is primarily due to favorable product mix in Capital Equipment.
The following tables reflect net revenue by reportable segments for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended
(dollar amounts in thousands)	July 2, 2022		July 3, 2021		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$321,946	86.5%	$370,187	87.2%	$(48,241)	(13.0)%
APS	50,191	13.5%	54,131	12.8%	(3,940)	(7.3)%
Total net revenue	$372,137	100.0%	$424,318	100.0%	$(52,181)	(12.3)%

	Nine months ended
(dollar amounts in thousands)	July 2, 2022		July 3, 2021		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$1,064,383	87.4%	$881,722	85.4%	$182,661	20.7%
APS	152,924	12.6%	150,616	14.6%	2,308	1.5%
Total net revenue	$1,217,307	100.0%	$1,032,338	100.0%	$184,969	17.9%

Capital Equipment
For the three months ended July 2, 2022, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume. The lower volume was due to a decrease in customer investments as a result of uncertainties in the overall macroeconomic environment, partially offset by favorable price variance due to product mix.
For the nine months ended July 2, 2022, the higher Capital Equipment net revenue as compared to the prior year period was primarily driven by favorable price variance due to product mix, partially offset by lower volume due to a decrease in customer investments as a result of uncertainties in the overall macroeconomic environment.
APS
For the three months ended July 2, 2022, the lower APS net revenue as compared to the prior year period was primarily due to lower volume in spares and services.
For the nine months ended July 2, 2022, the higher APS net revenue as compared to the prior year period was primarily due to higher volume in spares, services and bonding tools.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended		Basis Point
	July 2, 2022	July 3, 2021	Change
Capital Equipment	49.7%	44.6%	510
APS	60.8%	56.3%	450
Total gross profit margin	51.2%	46.1%	510

	Nine months ended		Basis Point
	July 2, 2022	July 3, 2021	Change
Capital Equipment	49.1%	42.9%	620
APS	60.8%	57.9%	290
Total gross profit margin	50.6%	45.1%	550

Capital Equipment
For the three and nine months ended July 2, 2022, the higher Capital Equipment gross profit margin as compared to the prior year period was primarily driven by favorable price variance due to product mix.
APS
For the three and nine months ended July 2, 2022, the higher APS gross profit margin as compared to the prior year period was primarily driven by favorable product mix in spares and services.

Operating Expenses
The following tables reflect operating expenses for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Selling, general & administrative	$34,562	$39,103	$(4,541)	(11.6)%
Research & development	34,046	36,137	(2,091)	(5.8)%
Total	$68,608	$75,240	$(6,632)	(8.8)%

	Nine months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Selling, general & administrative	$108,609	$105,511	$3,098	2.9%
Research & development	104,496	102,549	1,947	1.9%
Total	$213,105	$208,060	$5,045	2.4%
Selling, General and Administrative (“SG&A”)
For the three months ended July 2, 2022, the lower SG&A expenses as compared to the prior year period were primarily due to $4.8 million net favorable variance in foreign exchange and $1.8 million lower staff cost related to incentive compensation. These were partially offset by $1.3 million impairment of equity investment and $0.7 million higher sales representative commissions.
For the nine months ended July 2, 2022, the higher SG&A expenses as compared to the prior year period were primarily due to $4.8 million higher sales representative commissions, $1.3 million impairment of equity investment, and $1.3 million higher staff costs related to an increase in headcount. These were partially offset by $4.4 million net favorable variance in foreign exchange.
Research and Development (“R&D”)
For the three months ended July 2, 2022, the lower R&D expenses as compared to the prior year period were primarily due to lower staff costs related to incentive compensation and lower engineering services.
For the nine months ended July 2, 2022, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to increase in headcount.
Income from Operations
The following tables reflect income from operations by reportable segments for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Capital Equipment	$102,467	$107,016	$(4,549)	(4.3)%
APS	19,610	13,439	6,171	45.9%
Total income from operations	$122,077	$120,455	$1,622	1.3%

	Nine months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Capital Equipment	$345,686	$218,010	$127,676	58.6%
APS	56,842	39,601	17,241	43.5%
Total income from operations	$402,528	$257,611	$144,917	56.3%

Capital Equipment and APS
For the three months ended July 2, 2022, the lower Capital Equipment income from operations as compared to the prior year period was primarily due to lower revenue as explained under 'Net Revenue' above. For the three months ended July 2, 2022, the higher APS income from operations as compared to prior year period was primarily due to higher decrease in operating expenses compared to the decrease in revenue as explained under 'Operating Expenses' above.
For the nine months ended July 2, 2022, the higher Capital Equipment and APS income from operations as compared to the prior year period was primarily due to higher revenue as explained under 'Net Revenue' above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Interest income	$2,158	$564	$1,594	282.6%
Interest expense	$(36)	$(41)	$5	(12.2)%

	Nine months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Interest income	$3,099	$1,801	$1,298	72.1%
Interest expense	$(173)	$(146)	$(27)	18.5%

Interest income
For the three and nine months ended July 2, 2022, the higher interest income as compared to the prior year period was primarily due to higher weighted average interest rate on cash, cash equivalents and short-term investments.
Interest expense
For the nine months ended July 2, 2022, the higher interest expense as compared to the prior year period was primarily due to higher average short-term debt. Please refer to Note 9 of Item 1 for discussion on the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 2, 2022 and July 3, 2021:

	Three months ended			Nine months ended
(dollar amounts in thousands)	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	Change
Provision for income taxes	$5,165	$7,212	$(2,047)	$36,813	$25,722	$11,091
Effective tax rate	4.2%	6.0%	(1.8)%	9.1%	9.9%	(0.8)%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes for the three and nine months ended July 2, 2022 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of July 2, 2022 and October 2, 2021:

	As of
(dollar amounts in thousands)	July 2, 2022	October 2, 2021	$ Change
Cash and cash equivalents	$445,781	$362,788	$82,993
Short-term investments	300,000	377,000	(77,000)
Total cash, cash equivalents, and short-term investments	$745,781	$739,788	$5,993
Percentage of total assets	45.8%	46.2%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the nine months ended July 2, 2022 and July 3, 2021:

	Nine months ended
(in thousands)	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$273,625	$176,656
Net cash provided by investing activities	66,342	54,221
Net cash used in financing activities	(250,905)	(31,982)
Effect of exchange rate changes on cash and cash equivalents	(6,069)	977
Changes in cash and cash equivalents	$82,993	$199,872
Cash and cash equivalents, beginning of period	362,788	188,127
Cash and cash equivalents, end of period	$445,781	$387,999
Nine months ended July 2, 2022
Net cash provided by operating activities was primarily due to net income of $368.6 million, non-cash adjustments to net income of $24.8 million and a net unfavorable change in operating assets and liabilities of $119.9 million. The net change in operating assets and liabilities was primarily driven by an increase in inventories of $49.2 million, prepaid expenses and other current assets of $50.7 million and a decrease in accounts payable and accrued expenses and other current liabilities of $84.0 million and income tax payable of $6.7 million. This was partially offset by a decrease in accounts and other receivable of $71.8 million.
The increase in inventories was due to higher manufacturing activities to meet higher demand in the first two quarters of fiscal 2022. The increase in prepaid expenses and other current assets was mainly due to the addition of contract assets in the period. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to higher payments to suppliers and lower accrued employee compensation that was paid out in the period. The decrease in accounts and other receivable in the nine months ended July 2, 2022 was mainly due to lower sales in the period and a change in customer mix of different credit terms.
Net cash provided by investing activities was due to net redemption of short-term investments of $77.0 million. This was partially offset by capital expenditures of $10.4 million.
Net cash used in financing activities was primarily due to common stock repurchases of $221.1 million and dividend payments of $29.4 million.
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
Fiscal 2022 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2022 capital expenditures to be between approximately $30.0 million and $34.0 million, of which approximately $11.2 million has been incurred through the third quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including the impact from the COVID-19 pandemic, actual or potential inflationary pressures, geopolitical tensions including the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.
As of July 2, 2022 and October 2, 2021, approximately $401.9 million and $724.5 million of cash, cash equivalents, and short-term investments were held by the Company's foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
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
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, for at least the next twelve months from the date of filing. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, effects arising from the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
In this unprecedented environment, as a result of the COVID-19 pandemic, the prolonged Ukraine/Russia conflict or for other reasons, we may seek, as we believe appropriate, additional debt or equity financing that would provide capital for general corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the global economic situation.

Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended July 2, 2022, the Company repurchased a total of approximately 653.0 thousand and 1,423.0 thousand shares of common stock under the Program at a cost of approximately $31.1 million and $72.6 million. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accelerated Share Repurchase
In addition to the 653.0 thousand shares of common stock repurchased under the Program during the three months ended July 2, 2022, on March 9, 2022, the Company entered into an ASR agreement (the “March 2022 ASR Agreement”) with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company's common stock. The March 2022 ASR Agreement was entered into pursuant to the Company's current $800 million share repurchase authorization.
Under the March 2022 ASR Agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the March 2022 ASR Agreement. This is evaluated as an unsettled forward contract indexed to the Company's own stock, with $30 million being classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer. The terms of the accelerated share repurchases under the March 2022 ASR Agreement are subject to adjustment if the Company enters into or announces certain types of transactions or corporate actions.
The March 2022 ASR Agreement was settled between the Company and the Dealer on April 22, 2022 and the Company received an additional 344.5 thousand shares of common stock from the Dealer. In total, an aggregate of 2,794.4 thousand shares of common stock were delivered by the Dealer under the March 2022 ASR Agreement at an average price of $53.68 per share, which was then reclassified as treasury stock from common stock in shareholder’s equity. As of July 2, 2022, our remaining stock repurchase authorization under the Program was approximately $309.3 million.
Dividends
On October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. Dividends paid during the three and nine months ended July 2, 2022 totaled $10.1 million and $29.4 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company's shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of July 2, 2022, the Company had deferred tax liabilities of $34.5 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $14.8 million, inclusive of accrued interest on uncertain tax positions of $2.1 million, substantially all of which would affect our effective tax rate in the future, if recognized.

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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of July 2, 2022:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$347,900	$113,400	$234,500	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$54,408	6,723	29,414	18,271	—
Total	$402,308	$120,123	$263,914	$18,271	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S Tax Cuts and Job Act of 2017.

Off-Balance Sheet Arrangements
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the overnight U.S. Dollar LIBOR rate plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the "Subsidiaries") or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of July 2, 2022, there were no outstanding amounts under the Overdraft Facility.
As of July 2, 2022, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of July 2, 2022, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $57.8 million outstanding as of July 2, 2022.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2022 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended July 2, 2022 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, "Risk Factors," of our 2021 Annual Report on Form 10-K.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended July 2, 2022 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 3, 2022 to April 30, 2022(2)	345	(2)	345	$340.4
May 1, 2022 to June 4, 2022	308	$50.27	308	$325.0
June 5, 2022 to July 2, 2022	345	$45.33	345	$309.3
For the three months ended July 2, 2022	998		998
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

(2)On March 10, 2022, under the March 2022 ASR Agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock worth approximately $120 million. On April 22, 2022, the remaining $30 million under the March 2022 ASR Agreement was settled and the Company received an additional 344.5 thousand shares of common stock from the Dealer. In total, an aggregate of 2,794.4 thousand shares of common stock were delivered by the Dealer under the ASR agreement at an average price of $53.68 per share, which was then reclassified as treasury stock from common stock in shareholder’s equity. Please refer to Note 10 of Item 1 for information on the ASR.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 4, 2022	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)