Form 10-K
period 2022-10-01
KULICKE & SOFFA INDUSTRIES INC
filed 2022-11-17
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File No. 000-00121

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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 2, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3,279.6 million based on the closing sale price as reported on The Nasdaq Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of November 14, 2022, there were 57,018,988 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

KULICKE AND SOFFA INDUSTRIES, INC.
 2022 Annual Report on Form 10-K
October 1, 2022

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities, our ability to control costs; and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the novel coronavirus (“COVID-19”) pandemic, including supply chain disruptions, the economic and public health effects, and governmental and other responses to these impacts;
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the prolonged Ukraine/Russia conflict, the COVID-19 pandemic, geopolitical tensions, catastrophic events including as a result of climate change and other macroeconomic factors;
•our expectations regarding our effective tax rate and our unrecognized tax benefit;
•our ability to operate our business in accordance with our business plan;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 1, 2022 (the “Annual Report” or “Form 10-K”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Annual Report.
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
Item 1. BUSINESS
Kulicke and Soffa Industries, Inc. (“we”, the “Company” or “K&S”) designs, manufactures and sells capital equipment and tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment, and sell consumable aftermarket tools for our and our peer companies’ equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.

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
Our year end for each of fiscal 2022, 2021 and 2020 was October 1, 2022, October 2, 2021, and October 3, 2020, respectively.
Key Events in Fiscal 2022
Signing of definitive agreement for the acquisition of Advanced Jet Automation Co., Ltd.
On September 8, 2022, the Company announced that one of its subsidiaries signed a definitive agreement for the acquisition of Advanced Jet Automation Co., Ltd. (“AJA”), a technology company headquartered in Taiwan. Upon the consummation of the transaction, we will acquire the designated dispensing assets and the dispensing business of AJAs affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro dispensing equipment and solutions in Taiwan. The acquisition is expected to close in fiscal 2023, subject to customary closing conditions, including applicable regulatory approvals.
COVID-19 Pandemic
The COVID-19 pandemic and the resulting containment measures have significantly impacted the global economy, disrupted global supply chains, created volatility in equity market valuations, created significant volatility and disruption in financial markets, and affected unemployment levels. The global COVID-19 response remains dynamic and some countries continue to impose quarantines, containment measures or travel restrictions. In certain jurisdictions there has been a resurgence of illnesses or the threat of emerging new variants of the virus, which has led to more severe restrictions.
In response to the COVID-19 pandemic, we previously had to temporarily close certain offices in the United States, Europe and Asia as well as execute our Business Continuity Plan (“BCP”), which measures have disrupted our business operations. Our manufacturing locations have returned to normal operations and, as most countries have relaxed the containment measures over the past few months, we have recalibrated our BCP and restarted other activities in conformance with local guidelines. Our BCP has not included significant headcount reductions or changes in our overall liquidity position.
Macroeconomic Headwinds
We continue to be impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions, especially to, from and within China. In addition, the costs of logistics have increased as a result of macroeconomic conditions and general inflationary pressures, and labor shortages have further contributed to rising costs across the supply chain, further exacerbating the impact the pandemic has had on the supply chain.
We believe that the semiconductor industry macroeconomics have not changed and we anticipate that the industry’s long-term growth projections will normalize, but the sector is seeing short-term volatility and disruptions due to general inflationary pressures, falling consumer sentiment, or economic downturn caused, directly or indirectly, by various macroeconomic factors, including the prolonged Ukraine/Russia conflict.
The prolonged Ukraine/Russia conflict did not materially impact our financial condition and operating results in fiscal 2022. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the prolonged Ukraine/Russia conflict or other macroeconomic factors, for at least the next twelve months from the date of filing of this Annual Report on Form 10-K. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions and our near- and long-term liquidity, our financial condition and, consequentially, our operating results could deteriorate.
The effects of the COVID-19 pandemic and general macroeconomic conditions could adversely affect our business, results of operations, and financial condition. For other information, please see Part I Item 1A. Risk Factors.

Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended October 1, 2022, the Company repurchased a total of approximately 2,782.1 thousand shares of common stock at a cost of approximately $132.8 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accelerated Share Repurchase (“ASR”)
In addition to the 2,782.1 thousand shares of common stock repurchased under the Program during the fiscal year ended October 1, 2022, on March 9, 2022, the Company entered into an ASR agreement (the “March 2022 ASR Agreement”) with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company's common stock. The March 2022 ASR Agreement was entered into pursuant to the Company's current $800 million share repurchase authorization.
Under the March 2022 ASR Agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the March 2022 ASR Agreement. For accounting purposes, the March 2022 ASR Agreement is evaluated as an unsettled forward contract indexed to the Company’s own stock, with $30 million being classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer.
The March 2022 ASR Agreement was settled between the Company and the Dealer on April 22, 2022 and the Company received an additional 344.5 thousand shares of common stock from the Dealer. In total, an aggregate of 2,794.4 thousand shares of common stock were delivered by the Dealer under the March 2022 ASR Agreement at an average price of $53.68 per share, which was then reclassified as treasury stock from common stock in shareholder’s equity. As of October 1, 2022, our remaining stock repurchase authorization under the Program was approximately $249.2 million.
Dividends
On August 30, 2022, June 8, 2022, March 3, 2022 and October 18, 2021, the Board of Directors declared a quarterly dividend of $0.17 per share of common stock. During the fiscal year ended October 1, 2022, the Company declared dividends of $0.68 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.

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
In the Asia/Pacific region, our customer base has also become more geographically concentrated as a result of economic and industry conditions. Approximately 94.4% and 96.4% of our net revenue for fiscal 2022 and 2021, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 56.9% and 55.6% of our net revenue for fiscal 2022 and 2021, respectively, was for shipments to customers located in China, which is subject to risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China, our manufacturing operations in China, and our future plans in the region.
The U.S. and several other countries have levied tariffs on certain goods, and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed above, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive markets.
Our Capital Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
Our Aftermarket Products and Services (“APS”) segment has historically been less volatile than our Capital Equipment segment. The APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 1, 2022, our total cash, cash equivalents and short-term investments were $775.5 million, a $35.7 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic growth opportunities. For example, as described in “Item 1. - Business - Key events in Fiscal 2022”, the Company announced that one of its subsidiaries signed a definitive agreement for the acquisition of AJA.

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
In addition to gold, silver alloy wire and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes, which have made copper wire widely accepted and significantly reduced the cost of assembling an integrated circuit.
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. RAPID™ is the first product in the smart bonder series to address the Industry 4.0 requirements. The key features of this series include real-time process and performance monitoring, real-time equipment health monitoring, advanced data analytics and traceability, predictive maintenance monitoring and analysis, and detection and enhanced post-bond inspection.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions to address opportunities in memory assembly with our RAPID™ MEM, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS® improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it will increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results such as the Asterion™ hybrid wedge bonder, which is built on an enhanced architecture that includes an expanded bond area, laser bonding, new robust pattern recognition capabilities and extremely tight process controls. Another example of our developing equipment for high-growth niche markets is our AT Premier PLUS. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with high throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We are also developing and manufacturing advanced packaging bonders for the emerging 2.5-dimensional integrated circuit (“2.5D IC”) and 3-dimensional integrated circuit (“3D IC”) markets. By reducing the interconnect dimensions, 2.5D ICs and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are anticipated to be earlier adopters of this new packaging technology. Chiplets are emerging as an alternative methodology for developing advanced system-level designs. Chiplets of various functions and typically fabricated in different process nodes are mixed-and-matched and assembled in a package with the goal of speeding up time-to-market and reducing cost. This methodology of developing advanced system-level designs is increasing the complexity of packages. Our leadership in system-in-package (“SiP”), multi-chip module (“MCM”) and heterogeneous integration are well positioned to address the requirements in this emerging and growing trend. In advancing our leadership in ultra-fine-pitch advanced packaging solution, we are offering fluxless bonding capability in selected advanced packaging equipment.

We have also broadened our advanced packaging solutions for mass reflow to include high accuracy flip chip and fan-out wafer level packaging (“FOWLP”) with the KatalystTM. Our electronics assembly solutions are also capable of advanced package-on-package, wafer level packaging (“WLP”), embedded die, and active and passive die placement for SiP, enabling us to diversify our business while further expanding market reach into the automotive, LED lighting, medical and industrial segments.
During fiscal 2019, we entered into a new market, miniLED for display backlighting and direct emitting display, with the launch of PIXALUXTM. The PIXALUXTM is a high-speed die placement equipment, and one of the most mass production ready solutions for miniLED placement in the market. MiniLEDs are used in TV, IT display, large display, signage display, consumer display and automotive markets. The usage of miniLEDs is expected to grow significantly over the next few years, followed by microLED adoption. We intend to leverage the momentum we already have with PIXALUXTM to continue to innovate and provide solutions to the industry to meet the challenges of packaging and assembling the next-generation of electronic devices. In order to help strengthen this position, we have developed LUMINEXTM which is a laser-based mini and micro LED die transfer system. It is a highly flexible system capable of a single die transfer, multi-die transfer and mass transfer for the various applications in the advanced display value chain. LUMINEXTM combines laser technology, state-of-the-art optical systems, material engineering and high precision motion control to deliver industry leading throughput and placement accuracy.
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
Customers
Our major customers include IDMs, OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends. For other information regarding our concentrations and customers, see “Part II - Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17: Commitments, Contingencies and Concentrations”. There was no customer with sales representing more than 10% of our net revenue in fiscal 2022.
Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales support and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales support and customer support resources near our customers’ facilities so as to provide support for customers in their own language and consistent with local customs. Our sales support and customer support resources are located primarily in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Vietnam, Japan, Thailand, the U.S., Germany, Mexico, Switzerland and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Switzerland, Israel, the U.S. and the Netherlands.
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
The following table reflects our backlog as of October 1, 2022 and October 2, 2021:

	As of
(in thousands)	October 1, 2022	October 2, 2021
Backlog	$510,145	$787,241

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
Our ball bonder, wedge bonder, AT Premier, APAMA and KatalystTM bonder manufacturing and assembly is done at our facility in Singapore. Our Hybrid and Electronic Assembly solutions manufacturing and assembly is done at our facility in the Netherlands. We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore and in the Netherlands.
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in China. The capillaries are made using blanks produced at our facilities in China and Israel. We both produce and outsource the production of our bonding wedges. Our China and Israel facilities are ISO 9001 certified. Our China facility is also ISO 14001 and ISO 18001 certified.
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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors are ASM Pacific Technology, BE Semiconductor Industries N.V., Hanwha Precision Machinery Co., Ltd. and Shinkawa Ltd.
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant tools competitors are Precision Engineering Company, Disco Corporation, Small Precision Tools Co. Ltd. and Chaozhou Three-Circle (Group) Co., Ltd.
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
Though the majority of our manufacturing activities take place outside of the U.S., certain of our advanced packaging products are subject to the U.S. Export Administration Regulations (“EAR”) because they are based on U.S. technology or contain more than a de minimis amount of controlled U.S. content. The EAR require licenses for, and sometimes prohibit, the export of certain products. The Commerce Control List (“CCL”) sets forth the types of goods and services controlled by the EAR, including civilian science, technology, and engineering dual-use items. For products listed on the CCL, a license may be required as a condition to export depending on the end destination, end use or end user and any applicable license exceptions.
Our business is subject to various other regulations typical of businesses of our type in the jurisdictions in which we operate.
Business Continuity Management Plan
We have developed and implemented a global Business Continuity Management Plan (“BCP”) for our business operations. The BCP is designed to facilitate the prompt resumption of our business operations and functions arising from an event which impacts or potentially impacts our business operations. As the scale, timing, and impact of disasters and disruptions are unpredictable, the BCP has been designed to be flexible in responding to actual events as they occur. The BCP provides a structured framework for safeguarding our employees and property, making a financial and operational assessment, protecting our books and records, perpetuating critical business functions, and enabling the continuation of customer transactions.
Human Capital
Our Employees
Our talented employees are critical to our ability to achieve the Company’s vision to be the leading technology and service provider of innovative interconnect solutions enabling a smart future. As of October 1, 2022, we had 2,944 full-time employees and 223 temporary workers worldwide.
Diversity & Inclusion
We are committed to providing a diverse and collaborative environment that is rich in opportunities and which enables our employees to grow both professionally and personally in their careers within the Company. We are also committed to treating employees with dignity and respect. Diversity is important to the Company and we believe that the combined knowledge and diverse views that our employees contribute across our global locations strengthens our competitive edge. We value different backgrounds, celebrate unique perspectives, and believe that diversity and inclusion are essential to creating an environment where we can achieve our best innovation essential to the success of the Company. In fiscal 2022, the Company incorporated its Diversity & Inclusion (“D&I”) program into its Environmental, Social and Governance (“ESG”) structure.
The D&I program's vision is to enhance and improve the experience of everyone who works at the Company; encourage and recognize their contributions and successes, in an inclusive, cohesive, and collegial environment; and celebrate the diverse voices of our employees. In furtherance of that vision, in fiscal 2022, the Company conducted an organization equity assessment, hosted global trainings and diversity events which educated employees more about D&I in the workplace, and adopted an 18-month strategic plan.
Safe Workplace
We endeavor to provide a safe and healthy workplace for all our employees. The health and safety of our employees is of paramount importance to the Company, and forms an integral part of our organizational culture. We have Environment, Health and Safety (“EHS”) practices, objectives and performance targets at each of our key manufacturing and R&D sites, which are overseen by an EHS Committee, led by an EHS Manager or a Safety Representative from each key operations function. To ensure that all employees are familiar with our safety standards and actions, we conduct regular health and safety-related trainings including an online based Corporate Safety Training module as well as hands-on preparedness training comprising periodic fire drill evacuations, first-aid, fire-fighting and hazardous chemical spillage response drills. This training is included in our new hire on-boarding programs with employee-wide refresher trainings conducted every two years.

Additionally, as part of our business continuity measures and in response to the COVID-19 pandemic, we have assembled a management-led COVID-19 Committee comprising directors and managers of various key departments to provide global oversight and guidance in implementing site-specific business continuity and risk mitigation plans across our key sites. We regularly communicate with country management teams and tailor our policies according to the latest developments and guidelines provided by global authorities such as World Health Organization (“WHO”) and the local authorities at each site with the goal of ensuring the safety of all our team members while minimizing disruption to operations and providing support to our local communities.
Human Resource (“HR”) Practices
At K&S, we aim to recruit, develop and retain a high performing and diverse workforce while fostering a safe and productive work environment for employees to maximize individual and organizational potential. Our regional HR managers support the local leaders and managers, ensuring that our employment and labor practices adhere to regional and local regulations. We continually review these policies and benchmark them against market peers to help ensure that we implement leading practices on recruitment, onboarding and employee development. Our HR function also includes centers of excellence in Talent Management, Talent Acquisition, HR Management Information System, and Global Compensation and Benefits, ensuring best practices in these important areas.
Employee Development
We believe in investing in our employees’ professional growth by encouraging them to continually develop their functional and leadership skills and to gain different experiences across the Company as they progress along their career paths and grow within our organization. Our Learning and Development Framework which is based on identified professional and management competencies and the Company’s core values, is tailored to specific target groups such as new hires, professional and support staff levels, manager levels as well as identified key talents from our succession planning process. These development programs are also based on the 70/20/10 learning and development model under which individuals obtain 70% of their knowledge through experiential learning, 20% through social learning and 10% from formal educational events. We encourage our employees to not only participate actively in technical and soft skill training programs, but also to learn through peer coaching and mentoring, and to develop professionally through various stretch assignments and projects.
Compensation & Benefits
We strive to ensure fair, equitable and competitive pay for all employees within the locations where they work, and we obtain market knowledge about pay levels by participating in multiple globally recognized compensation surveys annually. The survey organizations pool our data together with all the responding companies to determine market relevant pay ranges for all our positions. Our analysis and programs also evaluate industry sector information most relevant to us. The Company also strives to ensure that our employee benefits are compliant in the cities, states and countries in which we operate, while annual benefits benchmarking ensures that our benefits are attractive in the markets where we compete for talent.
Employee Engagement
As part of our employee engagement initiatives, every two to three years, we conduct a global employee engagement survey, the “Voice of K&S”, to gather feedback from all our employees on various aspects of their work and on our corporate culture. Survey results are reviewed by management teams to identify improvement opportunity areas. Following employee feedback in the last survey, the Company has introduced a formalized career progression framework and associated tools to provide clarity and guidance to both managers and employees. The framework provides clarity and tools for employees in the Professional and Management Career tracks on the requisite competencies for advancement to the next career level within the Company. Employees are encouraged to enroll in the various training courses intended to support their development in the required competency stages as they chart their career progression with the Company.
Work flexibility, which had been critical to our success throughout the COVID-19 pandemic, has now become part of our culture. We have provided tools and infrastructure to enable employees the choice and flexibility of a range of flexible work arrangement options that best meet their needs while allowing them to continue to fulfill business objectives.
Open Door Policy
We maintain an open-door policy through our grievance and whistleblowing procedures and provide multiple avenues for employees to voice their concerns and raise suggestions. Employees may report any grievances to their immediate supervisor, local HR representatives or the Global Vice President of HR. Employees may also raise any concerns of legal violation, violation of the Company’s codes and policies, improper or unethical business practices, or concealment of any wrong-doing through the whistleblower hotline or website. We take every raised complaint seriously and prohibit any form of retaliation against any employee for lodging a complaint in good faith.

Item 1A. RISK FACTORS
Semiconductor Industry and Macroeconomic Risks
Our operating results and financial condition could be adversely impacted by volatile worldwide economic conditions and unpredictable spending by our customers due to uncertainties in the macroeconomic environment.
Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, LEDs and batteries, including mobile devices, personal computers, consumer electronics, telecommunications equipment, automotive components, electric vehicles and other industrial products. Reductions or other fluctuations in our customers' spending as a result of uncertain conditions and volatility in the macroeconomic environment, including from government, economic or fiscal instability, economic recession, actual or potential inflation, rising interest rates, slower growth in certain geographic regions, global health crises and pandemics, restricted global credit conditions, reduced demand, excess inventory, higher energy prices, or other conditions, could adversely affect our business, financial condition and operating results. Further, our profitability can be affected by volatility because we incur a certain amount of fixed costs that we cannot modulate up and down to meet increases or decreases in demand. The impact of broad-based weakening in the global macroeconomic environment could make our customers cautious and delay orders until the economic outlook becomes clearer. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results. Our visibility into future demand is generally limited and forecasting is difficult, and we believe historic, industry-wide volatility will persist.
The COVID-19 pandemic has adversely affected our business, and may in the future materially and adversely affect our results of operations and financial condition.
The ongoing COVID-19 pandemic and resulting containment measures have significantly impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and affected unemployment levels. The global responses to the COVID-19 pandemic remain dynamic. Some countries continue to impose quarantines, containment measures or travel restrictions, and certain countries, such as China, continue to impose periodic lockdowns in response to rising case numbers. In certain jurisdictions, there has been a resurgence of illnesses or threat of emerging new variants of the virus, potentially leading to more severe restrictions in the future.
While we continue our normal operations in all of our manufacturing locations, work-from-home practices have been instituted or permitted from time-to-time across our offices worldwide, which have in some cases impacted our non-manufacturing productivity. We could experience further productivity disruptions in the event of an outage to systems and technologies critical to effect remote work, or from the increased data security and technology risks arising therefrom.
The COVID-19 pandemic continues to disrupt our supply chain, including materials, equipment, engineering support and services, especially to, from and within China. In addition, the costs of logistics have increased as a result of general inflationary pressures, and labor shortages have further contributed to rising costs across the supply chain, further exacerbating the impact the pandemic has had on the supply chain.
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

The ultimate impact of COVID-19 on our business will depend on, among other things:
•the extent and duration of the pandemic, the severity of the disease;
•the emergence of new variants of the virus;
•the distribution and effectiveness of available vaccines and boosters and the rates at which they are administered;
•the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life,
•international travel and border crossings, and the length of time that such measures remain in place; and
•governmental programs implemented to assist businesses impacted by the COVID-19 pandemic.
To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial conditions, it may also exacerbate the other risks discussed in this section on “Risk Factors”.
We depend on our suppliers, including sole source suppliers, for raw materials, components and subassemblies. If our suppliers do not deliver their products to us, or deliver non-compliant or defective products, we would be unable to deliver our products to our customers.
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
•shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including public health emergencies and associated containment measures (such as the COVID-19 pandemic), geopolitical tensions (such as the Ukraine/Russia conflict), significant natural disasters (including as a result of climate change) or significant price changes (including as a result of inflationary pressures);
•delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;
•loss of suppliers as a result of consolidation of suppliers in the industry; and
•loss of suppliers because of their bankruptcy or insolvency.
If any of these risks were to materialize, we might be unable to deliver our products to our customers on time and at expected cost, or at all. While we observed some easing of the industry-wide supply constraints towards the end of fiscal 2022, we expect constraints to continue and the duration of such constraints or their long-term impact on our business cannot be predicted at this time.

As part of our supply chain management, we have increased our inventory levels in an effort to mitigate component shortages. These increases in our inventory levels may lead to an excess of materials in the future in the event that the demand for our products is lower than our expectations or if we otherwise fail to anticipate future customer demand properly. Excess inventory levels could result in inventory write-downs at discounted prices, which could adversely affect our cash flows or gross margins. As a result, our business, financial condition and operating results would be materially and adversely affected.
The semiconductor industry is volatile with sharp periodic downturns and slowdowns. Cyclical industry downturns are made worse by volatile global economic conditions.
The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have in the past adversely affected our business, financial condition and operating results. Downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. Historically these downturns have severely and negatively affected the industry’s demand for capital equipment, including assembly equipment and, to a lesser extent, tools. In any case, we believe the historical volatility of our business, both upward and downward, will persist. Consequently, our revenues may decline, and our results of operations and financial condition may be adversely affected.
Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses.
We typically operate our business with limited visibility of future demand. We do not have long-term contracts with many of our customers. As a result, demand for our products in future periods is difficult to predict and we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand. We have in the past failed, and may again in the future fail, to accurately forecast demand for our products. This has led to, and may in the future lead to, delays in product shipments or, alternatively, an increased risk of inventory obsolescence. As part of our supply chain management, we have increased our inventory levels in an effort to mitigate component shortages, which may increase the risk of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results may be materially and adversely affected.
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
•the mix of products we sell because, for example:
◦certain lines of equipment or certain aftermarket tools within our business segments are more profitable than others; and
◦some sales arrangements have higher gross margins than others;
•canceled or deferred orders;
•variations in sales channel or mix of direct sales and indirect sales;
•seasonality;
•competitive pricing pressures may force us to reduce prices;
•higher than anticipated costs of development, achieving customer acceptance or production of new products;
•the availability and cost of the components for our products;
•delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;
•customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and
•our competitors’ introduction of new products.

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
The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment industry, significant competitive factors include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support. In the semiconductor packaging materials industry, significant competitive factors include price, delivery and quality.
In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better-capitalized companies. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources than we do. Some of these competitors are Asian and European companies that have had, and may continue to have, an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers. Some of these competitors compete across many of our product lines, while others are primarily focused in a specific product area, sometimes with government assistance or through the support of strategic alliances, all of which could result in lowering the barriers to entry.

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology similar to or better than ours. They may also appropriate our technology and our intellectual property to compete against us and we may not have adequate legal recourse. New product and material introductions by existing competitors or by new market entrants could hurt our sales. If a semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time. Manufacturers and assemblers sometimes develop lasting relationships with suppliers and assembly equipment providers in our industry and often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully, we could lose customers and experience reduced margins and profitability.

Geographic, Trade and Customer Risks
Substantially all of our sales, distribution channels and manufacturing operations are located outside of the U.S., which subjects us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Over 90% of our net revenue is derived from shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base remains more geographically concentrated in China as a result of economic and industry conditions. Approximately 56.9%, 55.6% and 51.6% of our net revenue for fiscal 2022, 2021, and 2020, respectively, was derived from shipments to customers located in China.
We expect our future performance to depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. Some of these economies may also increase trade protectionism, thereby increasing barriers to entry, amplifying supply chain risks and adversely affecting the demand for our products. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.
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
•less protective foreign intellectual property laws, and the enforcement of patent and other intellectual property rights;
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
•natural disasters such as earthquakes, fires or floods, including as a result of climate change;
•risks of war and civil disturbances, including the Ukraine/Russia conflict, or other events that may limit or disrupt manufacturing, markets and international trade;
•act of terrorism that impact our operations, customers or supply chain or that target U.S. interests or U.S. companies;

•seizure of our foreign assets, including cash;
•the imposition of sanctions of countries in which we do business;
•changing political conditions and rising geopolitical tensions; and
•legal systems which are less developed and may be less predictable than those in the U.S.
In addition, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China, our manufacturing operations in China, and our future plans in the region.
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
Our operations and business, and those of our customers and suppliers, can be disrupted by natural disasters, public health issues (including the COVID-19 pandemic), cybersecurity incidents, interruptions of service from utilities, or other catastrophic events including as a result of climate change. For example, we have at times experienced temporary disruptions in our manufacturing processes as a result of power outages. In addition, global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. For example, in August 2022, China’s Sichuan province ordered all factories to shut down for an extended period to ease a power shortage in the region resulting from an unprecedented heat wave crossing 104-degree Fahrenheit in dozens of Chinese cities. As Sichuan is a key manufacturing location for the semiconductor and solar panel industries, such power rationing measures impacted factories and suppliers who operate there. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe, and could exacerbate the other risk factors described herein. Catastrophic events could make it difficult or impossible to manufacture or deliver products to our customers, receive materials from our suppliers, or perform critical functions, whether on a timely basis or at all, which could adversely affect our revenue and operations. Some of the systems we maintain as part of our business recovery plans cannot guarantee us protection from such disruptions. Furthermore, even if our operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a catastrophic event, we may be unable to fulfil our customers’ orders, and may experience reduced or cancelled orders or other disruptions to our supply chain that may adversely affect our results of operations.
We are subject to export restrictions that may limit our ability to sell to certain customers, and trade wars, in particular the U.S.-China trade war, could adversely affect our business.
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
Though nearly all of our manufacturing activities take place outside of the U.S., certain of our advanced packaging products are subject to the EAR because they are based on U.S. technology or contain more than a de minimis amount of controlled U.S. content. The EAR require licenses for, and sometimes prohibit, the export of certain products. The CCL sets forth the types of goods and services controlled by the EAR, including civilian science, technology, and engineering dual-use items. For products listed on the CCL, a license may be required as a condition to export depending on the end destination, end use or end user and any applicable license exceptions.

In 2020, the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) amended the EAR to expand controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies. In October 2022, the BIS amended the EAR again to extend those foreign controls to numerous companies on BIS’ so-called Entity List. The 2020 and 2022 amendments impact some of our advanced packaging products, which are based on U.S. technology and are within the scope of the expanded EAR controls on Huawei and other Entity List companies. Therefore, these products cannot be sold to Huawei and other Entity List companies, and are subject to certain end-use restrictions. To date, these amendments to the EAR have not had a material direct impact on our business, financial condition or results of operations and we do not expect that they will, although they could have indirect impacts, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. Additionally, some end users may prefer to avoid the U.S. supply chain to avoid the application of these regulations.
Future changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, and therefore could have a material adverse effect on our business, financial condition or results of operations.
Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. There was no customer with sales representing more than 10% of net revenue in fiscal 2022. Sales to our ten largest customers comprised 49.1% and 62.0% of our net revenue for fiscal 2022 and fiscal 2021, respectively.
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
We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. The semiconductor industry is occasionally subject to double-booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro-economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. The broad-based weakening in the global macroeconomic environment may result in lower than expected demand for our products, and our inability to sell products after we devote significant resources to them could have a material adverse effect on our levels of inventory, revenues and profitability.
Human Capital Risks
Increased labor costs and competition for qualified personnel may reduce the efficiency of our flexible manufacturing model and adversely impact our operating results.
The labor costs in the various countries in which we operate are rising. There is substantial competition in China and Singapore for qualified and capable manufacturing personnel, which may make it difficult for us to recruit and retain qualified employees. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified employees in Singapore. If we are unable to staff sufficient personnel at our China, Singapore, Israel and the Netherlands facilities or if there are increases in labor costs that we are unable to recover in our pricing to our customers, we may experience increased manufacturing costs, which would adversely affect our operating results.

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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. From time to time, senior management or other key employees may leave our company, and the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. Changes in immigration policies may also impair our ability to recruit and hire technical and professional talent. In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.
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
We may send products and equipment to customers or potential customers for trial, evaluation or other purposes which may result in retrofit charges, impairments or write-down of inventory value if the products and equipment are not subsequently purchased by the customers.
From time to time we send certain products and equipment to customers or potential customers for testing, evaluation or other purposes in advance of receiving any confirmation of purchase or purchase orders. Such equipment may be at the customer location for an extended period of time per the agreements with these customers and potential customers. The customer or potential customer may refuse to buy all or partial quantities of such product or equipment and return this back to us. As a result, we may incur charges to retrofit the machines or sell the machines as second hand at a lower price, and accordingly may have to record impairments on the returned inventory, all of which would adversely affect our operating results.
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

Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. Our efforts to monitor, develop, modify and implement appropriate tests and manufacturing processes for our products may not be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs, potential damage to our reputation or general customer dissatisfaction with our products. We may also not be able to obtain product liability or other insurance to fully cover such risks. Any of the foregoing risks, if they were to materialize, could have a material adverse effect on our business, results of operations or financial condition.
Operations and Supply Chain Risks
We may not be able to continue to consolidate manufacturing and other facilities or entities without incurring unanticipated costs and disruptions to our business.
As part of our ongoing efforts to drive further efficiency, we may consolidate our manufacturing and other facilities or entities. Should we consolidate, we may experience unanticipated events, including the actions of governments, suppliers, employees or customers, which may result in unanticipated costs and disruptions to our business. We may also incur restructuring charges, severance costs, asset impairments, loss of accumulated knowledge, inefficiency during transitional periods, employee attrition and other effects that could negatively impact our financial condition and results of operations.
We may be materially and adversely affected by environmental and safety laws and regulations, including laws and regulations implemented in response to climate change.
We are subject to various federal, state, local and foreign laws and regulations governing, among other things, the generation, storage, use, emission, discharge, transportation and disposal of hazardous material, investigation and remediation of contaminated sites and the health and safety of our employees. Public attention continues to focus on the environmental impact of manufacturing operations and the risk to neighbors of waste and chemical releases from such operations.
Proper waste disposal plays an important role in the operation of our manufacturing plants. In many of our facilities we maintain wastewater treatment systems that remove metals and other contaminants from process wastewater. These facilities operate under permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, fines, penalties or the incurrence of capital or other costs to comply with the permits, including the potential shutdown of operations.
Compliance with existing or future land use, environmental, climate-related and health and safety laws and regulations may: (1) result in significant costs to us for additional capital equipment or other process requirements; (2) restrict our ability to expand our operations, and/or (3) cause us to curtail our operations. We also could incur significant costs, including cleanup costs, fines or other sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under such laws and regulations.
Increasingly, various agencies and governmental bodies have expressed interest in promulgating rules relating to climate change. For example, in March 2022, the SEC published a proposed rule that would require companies to provide significantly expanded climate-related disclosures in their Form 10-K, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and Board of Directors. The cost of complying, or of failing to comply, with these and other regulatory requirements or contractual obligations could adversely affect our operating results, financial condition and ability to conduct our business.
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
We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. We may not find suitable acquisition candidates, we may not be able to close such acquisitions, and the acquisitions we complete may not be successful. We may be unable to successfully integrate acquired businesses with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate these acquisitions. If we are not able to successfully integrate any acquired businesses with ours, the anticipated benefits of the acquisitions may not be realized fully or may take longer than expected to be realized. We may also incur higher than expected costs as a result of any acquisitions or experience an overall post-completion process that takes longer than originally anticipated.

These transactions place additional demands on our management, our various functional teams and our current labor force. The combination of businesses may result in the loss of key personnel or an interruption of, or loss of momentum in, our existing businesses and/or the acquired business. In addition, we may need to divest existing businesses, which would cause a decline in revenue or profitability and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to mitigate the risks associated with divestitures, joint ventures or other alliances, or if the time and costs associated with integration exceeds our expectations, or if our acquired business were to perform poorly, our business, financial condition and operating results may be materially and adversely affected.
Increasing attention to ESG matters, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business
Certain investors, shareholder advocacy groups, other market participants, customers and other stakeholder groups have focused increasingly on companies' environmental, social and governance (“ESG”) initiatives, including those concerning climate change, human rights, diversity and inclusion, and shareholder proxy access. This may result in increased costs, enhanced compliance or disclosure obligations and costs, or other adverse impacts on our business, financial condition or results of operations.
From time to time, we create and publish voluntary disclosures regarding ESG matters. Our sustainability report, currently in its sixth edition, continues to outline our Company’s strategies, initiatives and performance of ESG topics identified through a materiality assessment to be most relevant to the operations and stakeholders of our Company. The identification, assessment, and disclosure of such matters is complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances.
Additionally, ESG matters continue to evolve rapidly. Organizations that provide information to investors on ESG matters may develop more discrete rating matrices, benchmarks and processes on evaluating companies on their ESG approach. This may create opportunities for misalignment or perceived failure resulting in unfavorable ESG ratings. This could foster negative investor sentiment toward us, our customers, or our industry, which could negatively impact our business and operations. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to recruit or retain employees, which may adversely affect our operations.
Intellectual Property Risks
Our success depends in part on our intellectual property, which we may be unable to protect.
Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, subcontractors, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how”. We also rely, in some cases, on patent and copyright protection, although this protection may in some cases be insufficient due to the rapid development of technology in our industry. We may not be successful in protecting our technology for a number of reasons, including the following:
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
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in data center facilities around the world, primarily in Singapore and the U.S., on which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software, data loss protection and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and/or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.
We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse, to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, depending on the nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (of the Company or that belonging to third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
We are implementing a new enterprise resource planning system. Our failure to implement it successfully, on time and on budget could have a material adverse effect on us.
In 2020 we began implementing a new enterprise resource planning (“ERP”) system, and will continue to implement the new system in phases across our various entities over the next two years. ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties.

Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.
Currency and Tax Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
Because most of our foreign sales are denominated in U.S. dollar, an increase in value of the U.S. dollar against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against other currencies could make our costs in non-U.S. locations more expensive to fund. Our ability to compete overseas may therefore be materially and adversely affected by the fluctuations of the U.S. dollar against other currencies.
Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Swiss Franc, Philippine Peso, Thai Baht, Taiwan Dollar, South Korean Won, Israeli Shekel, Malaysian Ringgit and Euro. Although we from time to time have entered into foreign exchange forward contracts to hedge certain foreign currency exposure of our operating expenses, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.
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
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). Unless repealed or otherwise modified, beginning in our fiscal 2023, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment of IRC Section 174 will require the capitalization and amortization of R&D expenditures which will increase our effective tax rate and reduce our operating cash flows. Further, the increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.

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
We may from time to time issue additional equity securities or securities convertible into equity securities, which would result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 57.1 million shares were outstanding as of October 1, 2022. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common shares or preferred shares. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions or other purposes. In addition, our shareholders will experience additional dilution when performance or restricted share units vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of October 1, 2022:

Country	Facility (1)	Approximate Size	Function	Business Segment
Singapore	Serangoon	221,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Capital Equipment
	Kranji	148,000 sq. ft.	Manufacturing center	Capital Equipment
China	Suzhou	155,000 sq. ft.	Manufacturing, technology and shared support services center	APS
The Netherlands	Eindhoven	116,000 sq. ft.	Manufacturing, technology, sales and service center	Capital Equipment
United States	Fort Washington, Pennsylvania	88,000 sq. ft.	Corporate headquarters, technology, sales and service center	Capital Equipment
	Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Capital Equipment
	Horsham, Pennsylvania	28,000 sq. ft.	Technology center	Capital Equipment
Israel	Haifa	31,000 sq. ft.	Manufacturing and technology center	APS

(1)Each of the facilities listed in this table is leased other than the facilities in Suzhou, China and Fort Washington, Pennsylvania.
In addition, the Company rents space for sales support, customer support, services and administrative functions in China, Germany, Japan, Malaysia, South Korea, Switzerland, Taiwan, Thailand, Vietnam and the Philippines. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

Item 3.    LEGAL PROCEEDINGS
From time to time, we may be a plaintiff or defendant in legal proceedings and claims arising out of our business. We are party to ordinary, routine litigation incidental to our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of any currently pending matters will materially or adversely affect our business, financial condition or operating results.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” On November 14, 2022, there were approximately 150 holders of record of the shares of outstanding common stock.
On August 30, 2022, June 8, 2022, March 3, 2022 and October 18, 2021, the Board of Directors declared a quarterly dividend $0.17 per share of common stock. During the fiscal year ended October 1, 2022, the Company declared dividends of $0.68 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended October 1, 2022 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 3, 2022 to July 30, 2022	419	$44.92	419	$290,519
July 31, 2022 to September 3, 2022	522	$46.49	522	$266,236
September 4, 2022 to October 1, 2022	418	$40.82	418	$249,156
For the three months ended October 1, 2022	1,359		1,359
(1)On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million respectively. On May 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company may purchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company’s available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 6. [Reserved]
Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities; our ability to control costs; and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of the novel coronavirus (“COVID-19”) pandemic, including supply chain disruptions, the economic and public health effects, and governmental and other responses to these impacts;
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the prolonged Ukraine/Russia conflict, the COVID-19 pandemic, geopolitical tensions, catastrophic events including as a result of climate change and other macroeconomic factors;
•our expectations regarding our effective tax rate and our unrecognized tax benefit;
•our ability to operate our business in accordance with our business plan;
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
This section of this Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, which was filed with the SEC on November 18, 2021.
Our Management's Discussion and Analysis (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:

•Overview:  Introduction of our operations, key events, business environment, technology leadership, products and services
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources
•Other Obligations and Contingent Payments
Overview
For an overview of our business, see “Part I – Item 1. – Business”.
Critical Accounting Policies and Estimates
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
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at the customer’s facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
•Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses, including product parts replacement, freight charges and labor costs expected to be incurred to correct product failures during the warranty period.
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
Inventory reserve provision for certain subsidiaries is determined based on management’s estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles-Goodwill and Other requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. The Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying value, and determining if the carrying amount exceeds its fair value.
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
RESULTS OF OPERATIONS
Results of Operations for fiscal 2022 and 2021
The following table reflects our income from operations for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	$ Change	% Change
Net revenue	$1,503,620	$1,517,664	$(14,044)	(0.9)%
Cost of sales	755,300	820,678	(65,378)	(8.0)%
Gross profit	748,320	696,986	51,334	7.4%

Selling, general and administrative	141,396	147,061	(5,665)	(3.9)%
Research and development	136,852	137,478	(626)	(0.5)%
Operating expenses	278,248	284,539	(6,291)	(2.2)%

Income from operations	$470,072	$412,447	$57,625	14.0%

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
The following tables reflect our bookings and backlog for fiscal 2022 and 2021:

	Fiscal
(in thousands)	2022	2021
Bookings	$1,226,524	$2,176,981

	As of
(in thousands)	October 1, 2022	October 2, 2021
Backlog	$510,145	$787,241
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, we observed trade-related adverse impacts in demand from China from the fourth quarter of fiscal 2018 through fiscal 2022, and such impacts may increase in severity in fiscal 2023 and/or beyond.
Net Revenue
Our net revenues for fiscal 2022 decreased as compared to our net revenues for fiscal 2021. The decrease in net revenue is primarily due to lower volume in both Capital Equipment and APS.
The following table reflects net revenue by business segment for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022		2021		$ Change	% Change
	Net revenue	% of total net revenue	Net revenue	% of total net revenue
Capital Equipment	$1,306,468	86.9%	$1,312,576	86.5%	$(6,108)	(0.5)%
APS	197,152	13.1%	205,088	13.5%	(7,936)	(3.9)%
Total net revenue	$1,503,620	100.0%	$1,517,664	100.0%	$(14,044)	(0.9)%
Capital Equipment
For fiscal 2022, the lower Capital Equipment net revenue as compared to fiscal 2021 was due to lower volume. The lower volume was due to a decrease in customer investments as a result of uncertainties in the overall macroeconomic environment, partially offset by favorable price variance due to product mix.

APS
For fiscal 2022, the lower APS net revenue as compared to fiscal 2021 was primarily due to lower volume in spares, services and bonding tools. The lower volume was due to a decrease in customer utilization.
Gross Profit Margin
 The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2022 and 2021:

	Fiscal
	2022	2021	Basis point change
Capital Equipment	48.2%	44.0%	420
APS	60.4%	58.2%	220
Total gross margin	49.8%	45.9%	390
Capital Equipment
For fiscal 2022, the higher Capital Equipment gross profit margin as compared to fiscal 2021 was primarily driven by favorable price variance due to product mix.
APS
For fiscal 2022, the higher APS gross profit margin as compared to fiscal 2021 was primarily driven by favorable product mix in spares and services offset by less favorable price variance in bonding tools.
Operating Expenses
The following table reflects operating expenses for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	$ Change	% Change
Selling, general and administrative	$141,396	$147,061	$(5,665)	(3.9)%
Research and development	136,852	137,478	$(626)	(0.5)%
Total	$278,248	$284,539	$(6,291)	(2.2)%
Selling, General and Administrative (“SG&A”)
For fiscal 2022, the lower SG&A expenses as compared to fiscal 2021 was primarily due to $7.1 million net favorable variance in foreign exchange. This was partially offset by a $2.0 million COVID-19 related grant received from the Singapore government in the prior year period.
Research and Development (“R&D”)
For fiscal 2022, the lower R&D expenses as compared to fiscal 2021 was primarily due to lower staff costs related to incentive compensation. This is partially offset by higher spending on prototype materials.
Income from Operations
For fiscal 2022, total income from operations was higher as compared to fiscal 2021. This was primarily due to higher gross profit and lower operating expenses in fiscal 2022.
The following tables reflect income from operations by business segment for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	$ Change	% Change
Capital Equipment	$397,920	$355,982	$41,938	11.8%
APS	72,152	56,465	15,687	27.8%
Total income from operations	$470,072	$412,447	$57,625	14.0%

Capital Equipment
For fiscal 2022, the higher Capital Equipment income from operations as compared to fiscal 2021 was primarily due to a higher gross profit as explained under “Gross Profit Margin” above.
APS
For fiscal 2022, the higher APS income from operations as compared to fiscal 2021 was primarily due to lower operating expenses as explained under “Operating Expenses” above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	$ Change	% Change
Interest income	$7,124	$2,321	$4,803	206.9%
Interest expense	$(208)	$(218)	$10	(4.6)%
Interest income
For fiscal 2022, the higher interest income as compared to fiscal 2021 was primarily due to higher weighted average interest rates on cash, cash equivalents and short-term investments.
Interest expense
For fiscal 2022, the lower interest expense as compared to fiscal 2021 was primarily due to lower levels of average short-term debt outstanding. Please refer to Note 10: Debt and Other Obligations to our consolidated financial statements in Item 8 for a discussion of the Overdraft Facility.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	Change
Provision for income taxes	$43,443	$47,295	$(3,852)
Effective tax rate	9.1%	11.4%	(2.3)%
For fiscal 2022, the lower effective tax rate as compared to fiscal 2021 is primarily due to tax benefits from foreign exchange losses and increase in tax credits generated during the fiscal year.
Please refer to Note 15: Income Taxes to our consolidated financial statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents and short-term investments as of October 1, 2022 and October 2, 2021:

	As of
(dollar amounts in thousands)	October 1, 2022	October 2, 2021	Change
Cash and cash equivalents	$555,537	$362,788	$192,749
Short-term investments	220,000	377,000	(157,000)
Total cash, cash equivalents, and short-term investments	$775,537	$739,788	$35,749
Percentage of total assets	48.8%	46.2%

The following table reflects summary Consolidated Statements of Cash Flows information for fiscal 2022 and 2021:

	Fiscal
(in thousands)	2022	2021
Net cash provided by operating activities	$390,188	$300,032
Net cash provided by / (used in) investing activities	133,799	(81,707)
Net cash used in financing activities	(321,191)	(44,258)
Effect of exchange rate changes on cash and cash equivalents	(10,047)	594
Changes in cash, and cash equivalents	$192,749	$174,661
Cash and cash equivalents, beginning of period	362,788	188,127
Cash and cash equivalents, end of period	$555,537	$362,788
Fiscal 2022
Net cash provided by operating activities consisted of net income of $433.5 million, non-cash adjustments of $22.6 million and a net unfavorable change in operating assets and liabilities of $65.9 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses and other current liabilities of $128.7 million, and an increase in prepaid expenses and other current assets of $37.9 million and inventories of $14.9 million. This was partially offset by a decrease in accounts and notes receivable of $113.3 million and income tax payable of $4.9 million.
The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower purchases in the fourth quarter of fiscal 2022, lower accrued employee compensation, accrued customer obligations and accrued commissions. The increase in prepaid expenses and other current assets was mainly due to the addition of contract assets in fiscal 2022. The increase in inventories was due to increased manufacturing activities to meet higher demand in the first half of fiscal 2022 followed by slower utilization due to lower demand in the second half of fiscal 2022. The decrease in accounts and notes receivable was due to lower sales in the fourth quarter of fiscal 2022 and a change in customer mix of different credit terms.
The net cash provided by investing activities was primarily due to net maturity of short-term investments of $157.0 million, partially offset by capital expenditures of $23.0 million.
The net cash used in financing activities was primarily due to common stock repurchases of $281.3 million and dividend payments of $39.4 million.
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
Fiscal 2023 Liquidity and Capital Resource Outlook
We expect our fiscal 2023 capital expenditures to be between $70.0 million and $74.0 million. The actual amounts for fiscal 2023 will vary depending on market conditions. Expenditures are anticipated to be primarily used for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including the impact from the COVID-19 pandemic, inflationary pressures, geopolitical tensions including the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.

As of October 1, 2022 and October 2, 2021, approximately $499.8 million and $724.5 million of cash, cash equivalents, and short-term investments were held by the Company’s foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company’s foreign subsidiaries to the U.S.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. In fiscal 2022, the Company’s U.S. operations and capital requirements have been funded primarily by cash generated from U.S. operating activities, cash held by U.S. entities, and cash previously held by foreign subsidiaries that was repatriated to the U.S. entities during the fiscal year. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. income tax or drawdown cash from our existing Facility Agreements. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future including repayment of outstanding balances under the Facility Agreements, as well as payment of dividends, share repurchases and income taxes. Should the Company’s U.S. cash needs exceed its funds generated by U.S. and foreign operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could seek U.S. borrowing alternatives.
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic and macroeconomic headwinds, for the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including inflationary pressures, industry-related uncertainties, effects arising from the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended October 1, 2022, the Company repurchased a total of approximately 2,782.1 thousand shares of common stock at a cost of approximately $132.8 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

Accelerated Share Repurchase (“ASR”)
In addition to the 2,782.1 thousand shares of common stock repurchased under the Program during the fiscal year ended October 1, 2022, on March 9, 2022, the Company entered into an ASR agreement (the “March 2022 ASR Agreement”) with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company’s common stock. The March 2022 ASR Agreement was entered into pursuant to the Company’s current $800 million share repurchase authorization.
Under the March 2022 ASR Agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the March 2022 ASR Agreement. For accounting purposes, the March 2022 ASR Agreement is evaluated as an unsettled forward contract indexed to the Company’s own stock, with $30 million being classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer.
The March 2022 ASR Agreement was settled between the Company and the Dealer on April 22, 2022 and the Company received an additional 344.5 thousand shares of common stock from the Dealer. In total, an aggregate of 2,794.4 thousand shares of common stock were delivered by the Dealer under the March 2022 ASR Agreement at an average price of $53.68 per share, which was then reclassified as treasury stock from common stock in shareholder’s equity. As of October 1, 2022, our remaining stock repurchase authorization under the Program was approximately $249.2 million.
Dividends
On August 30, 2022, June 8, 2022, March 3, 2022 and October 18, 2021, the Board of Directors declared a quarterly dividend $0.17 per share of common stock. During the fiscal year ended October 1, 2022, the Company declared dividends of $0.68 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of October 1, 2022 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of October 1, 2022, the Company had deferred tax liabilities of $34.0 million and unrecognized tax benefit recorded within the income tax payable for uncertain tax positions of $16.9 million, including related accrued interest of $2.0 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of October 1, 2022:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$316,123	316,123	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Balance Sheets)	54,408	6,723	29,414	18,271	—
Total	$370,531	$322,846	$29,414	$18,271	$—
(1)We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.

Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain customary events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of October 1, 2022, there were no outstanding amounts under the Overdraft Facility.
As of October 1, 2022, other than the bank guarantee disclosed in Note 10, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of October 1, 2022, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $6.0 to $7.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $57.6 million outstanding as of October 1, 2022.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15(a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended October 1, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 1, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Valuation of inventories - Reserves for excess and obsolete raw materials
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated net inventory balance was $185.0 million. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as forecasted future consumption for inventories, and is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities.

The principal considerations for our determination that performing procedures relating to the valuation of inventories, specifically the reserves for excess and obsolete raw materials, is a critical audit matter are our assessment that this is an area of significant judgment by management when developing reserves for excess and obsolete raw materials, including developing the assumption related to forecasted future consumption for raw materials. This has in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions over the reasonableness of the significant assumptions related to the forecasted future consumption for raw materials.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s reserves for excess and obsolete raw materials, including controls over management’s assumption related to forecasted future consumption for raw materials. These procedures also included, among others, testing management’s process for developing the reserves for excess or obsolete raw materials; evaluating the appropriateness of management’s approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the reasonableness of management’s assumption related to forecasted future consumption for raw materials. Evaluating management’s assumption related to forecasted future consumption for raw materials involved evaluating whether the assumption used by management was reasonable considering (i) current and past sales results, (ii) the consistency of sales with external market and industry data, and (iii) comparing prior year estimates of sales to actual sales results in the current year.

/s/ PricewaterhouseCoopers LLP
Singapore
November 17, 2022

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	As of
	October 1, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$555,537	$362,788
Short-term investments	220,000	377,000
Accounts and notes receivable, net of allowance for doubtful accounts of $0 and $687, respectively	309,323	421,193
Inventories, net	184,986	167,323
Prepaid expenses and other current assets	62,200	23,586
Total current assets	1,332,046	1,351,890

Property, plant and equipment, net	80,908	67,982
Operating right-of-use assets	41,767	41,592
Goodwill	68,096	72,949
Intangible assets, net	31,939	42,752
Deferred tax assets	25,572	15,715
Equity investments	5,397	6,388
Other assets	2,874	2,363
TOTAL ASSETS	$1,588,599	$1,601,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	67,311	154,636
Operating lease liabilities	6,766	4,903
Accrued expenses and other current liabilities	134,541	161,570
Income taxes payable	40,063	30,766
Total current liabilities	248,681	351,875

Deferred tax liabilities	34,037	32,828
Income taxes payable	64,634	69,422
Operating lease liabilities	34,927	38,084
Other liabilities	11,670	14,185
TOTAL LIABILITIES	$393,949	$506,394

Commitments and contingent liabilities (Note 17)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,364 and 85,364 respectively; outstanding 57,128 and 61,931 shares, respectively	561,684	550,117
Treasury stock, at cost, 28,237 and 23,433 shares, respectively	(675,800)	(400,412)
Retained earnings	1,341,666	948,554
Accumulated other comprehensive loss	(32,900)	(3,022)
TOTAL SHAREHOLDERS' EQUITY	$1,194,650	$1,095,237

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,588,599	$1,601,631
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2022	2021	2020
Net revenue	$1,503,620	$1,517,664	$623,176
Cost of sales	755,300	820,678	325,201
Gross profit	748,320	696,986	297,975
Selling, general and administrative	141,396	147,061	116,007
Research and development	136,852	137,478	123,459
Operating expenses	278,248	284,539	239,466
Income from operations	470,072	412,447	58,509
Interest income	7,124	2,321	7,541
Interest expense	(208)	(218)	(1,716)
Income before income taxes	476,988	414,550	64,334
Provision for income taxes	43,443	47,295	11,998
Share of results of equity-method investee, net of tax	—	94	36
Net income	$433,545	$367,161	$52,300

Net income per share:
Basic	$7.21	$5.92	$0.83
Diluted	$7.09	$5.78	$0.83

Weighted average shares outstanding:
Basic	60,164	62,009	62,828
Diluted	61,182	63,515	63,359
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2022	2021	2020
Net income	$433,545	$367,161	$52,300
Other comprehensive income / (loss):
Foreign currency translation adjustment	(30,536)	672	7,755
Unrecognized actuarial gain / (loss) on pension plan, net of tax	2,276	—	(1,490)
	(28,260)	672	6,265

Derivatives designated as hedging instruments:
Unrealized (loss) / gain on derivative instruments, net of tax	(2,694)	24	358
Reclassification adjustment for loss / (gain) on derivative instruments recognized, net of tax	1,076	(1,197)	796
Net (decrease) / increase from derivatives designated as hedging instruments, net of tax	(1,618)	(1,173)	1,154

Total other comprehensive (loss) / income	(29,878)	(501)	7,419

Comprehensive income	$403,667	$366,660	$59,719
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2019	63,173	$533,590	$(349,212)	$594,625	$(9,940)	$769,063
Issuance of stock for services rendered	37	491	359	—	—	850
Repurchase of common stock	(2,486)	—	(55,001)	—	—	(55,001)
Issuance of shares for equity-based compensation	834	(9,037)	9,037	—	—	—
Equity-based compensation	—	14,169	—	—	—	14,169
Cumulative effect of accounting changes	—	—	—	(769)	—	(769)
Cash dividend declared	—	—	—	(30,037)	—	(30,037)
Components of comprehensive income:
Net income	—	—	—	52,300	—	52,300
Other comprehensive income	—	—	—	—	7,419	7,419
Total comprehensive income	—	—	—	52,300	7,419	59,719
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	23	616	202	—	—	818
Repurchase of common stock	(215)	—	(10,182)	—	—	(10,182)
Issuance of shares for equity-based compensation	565	(4,385)	4,385	—	—	—
Equity-based compensation	—	14,673	—	—	—	14,673
Cash dividend declared	—	—	—	(34,726)	—	(34,726)
Components of comprehensive income:
Net income	—	—	—	367,161	—	367,161
Other comprehensive loss	—	—	—	—	(501)	(501)
Total comprehensive income/(loss)	—	—	—	367,161	(501)	366,660
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	18	774	175	—	—	949
Repurchase of common stock	(5,576)	—	(282,807)	—	—	(282,807)
Issuance of shares for equity-based compensation	755	(7,244)	7,244	—	—	—
Equity-based compensation	—	18,037		—	—	18,037
Cash dividend declared	—	—	—	(40,433)	—	(40,433)
Components of comprehensive income:
Net income	—	—	—	433,545	—	433,545
Other comprehensive loss	—	—	—	—	(29,878)	(29,878)
Total comprehensive income / (loss)	—	—	—	433,545	(29,878)	403,667
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$433,545	$367,161	$52,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,293	19,810	19,739
Impairment charges	1,346	—	—
Equity-based compensation and employee benefits	18,986	15,491	15,019
Adjustment for doubtful accounts	(245)	(248)	371
Adjustment for inventory valuation	(2,613)	(2,965)	4,170
Change in the estimation of warranty reserve	—	—	(5,417)
Deferred taxes	(8,648)	(9,818)	(827)
(Gain) / loss on disposal of property, plant and equipment	(253)	259	953
Gain on disposal of equity-method investments	—	(1,046)	—
Unrealized foreign currency translation	(7,278)	(378)	874
Share of results of equity-method investee	—	94	36
Changes in operating assets and liabilities:
Accounts and notes receivable	113,340	(221,924)	(1,928)
Inventory	(14,924)	(52,719)	(26,194)
Prepaid expenses and other current assets	(37,907)	(4,573)	(3,561)
Accounts payable, accrued expenses and other current liabilities	(128,734)	181,960	38,148
Income taxes payable	4,946	7,686	(291)
Other, net	(2,666)	1,242	1,020
Net cash provided by operating activities	390,188	300,032	94,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(26,338)	—
Purchases of property, plant and equipment	(22,985)	(22,775)	(11,719)
Proceeds from sales of property, plant and equipment	181	291	50
Purchase of equity investments	(397)	—	(1,288)
Purchase of short term investments	(469,000)	(507,000)	(442,000)
Maturity of short term investments	626,000	472,000	329,000
Disposal of equity-method investments	—	2,115	—
Net cash provided by / (used in) investing activities	133,799	(81,707)	(125,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short term debt	(54,500)	(22,750)	(147,143)
Payment for finance leases	(509)	(379)	(123)
Repurchase of common stock	(281,319)	(10,426)	(54,549)
Proceeds from short term debt	54,500	22,750	86,239
Common stock cash dividends paid	(39,363)	(33,453)	(30,233)
Net cash used in financing activities	(321,191)	(44,258)	(145,809)
Effect of exchange rate changes on cash and cash equivalents	(10,047)	594	1,297
Changes in cash and cash equivalents	192,749	174,661	(176,057)
Cash and cash equivalents at beginning of period	362,788	188,127	364,184
Cash and cash equivalents at end of period	$555,537	$362,788	$188,127

CASH PAID FOR:
Interest	$208	$218	$1,716
Income taxes	$50,309	$51,856	$13,271
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
Fiscal Year
Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2022, 2021, and 2020 fiscal years ended on October 1, 2022, October 2, 2021 and October 3, 2020, respectively.
Nature of Business
The Company designs, manufactures and sells capital equipment and tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers, including automotive electronics suppliers, worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, the valuation estimates and assessment of impairment and observable price adjustments, income taxes, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Due to the coronavirus (“COVID-19”) pandemic and macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 1, 2022. While there was no material impact to our consolidated financial statements as of and for the year ended October 1, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and macroeconomic headwinds that could materially impact our consolidated financial statements in future reporting periods.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of October 1, 2022 and October 2, 2021 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate.
The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers’ financial strength to reduce the risk of loss, including as a result of COVID-19 and macroeconomic headwinds.
The Company’s products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.
Foreign Currency Translation and Remeasurement
The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income / (loss)). The tax effect of currency translation adjustments related to unremitted foreign earnings no longer deemed to be indefinitely reinvested outside the U.S. is reflected in the determination of the Company's net income or other comprehensive income (“OCI”). Gains and losses resulting from foreign currency transactions are included in the determination of net income.
The Company’s operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in the Netherlands, China, Taiwan, Japan and Germany. The Company’s U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, including as a result of COVID-19 and macroeconomic headwinds, additional allowances may be required. If global or regional economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations, and the Company’s ability to realize the full value of its accounts receivable.
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
Inventory reserve provision for certain subsidiaries is determined based on management’s estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Valuation of Long-Lived Assets
In accordance with ASC No. 360, Property, Plant & Equipment (“ASC 360”), the Company’s definite lived intangible assets and property, plant and equipment are tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable to the extent it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence.
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended October 1, 2022 and October 2, 2021, no “triggering” events occurred.
Accounting for Impairment of Goodwill
ASC No. 350, Intangibles - Goodwill and Other requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. The Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying value, and determining if the carrying amount exceeds its fair value.
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
The Company recognizes revenue from sales of our products, including sales to our distributors, at a point in time, generally upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where applicable, when the customer has accepted the products or upon expiration of the acceptance period. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon the distributors’ resale of the products.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our business is subject to contingencies related to customer orders, including:
•Right of Return: A large portion of our revenue comes from the sale of equipment used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at the customers’ facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.
•Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses, including product parts replacement, freight charges and labor costs expected to be incurred to correct manufacturing defects during the warranty period.
•Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with agreed specifications, customer specifications or subject to satisfactory installation at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers’ facilities, the revenue for the equipment will not be recognized until acceptance, which is typically obtained after installation and testing, is received from the customer.
Service revenue is generally recognized over time as the services are performed. For fiscal 2022 and 2021, the service revenue is not material.
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
Accelerated Share Repurchase
From time to time, the Company may enter into accelerated share repurchase (“ASR”) agreements with third-party financial institutions to repurchase shares of the Company’s common stock. Under an ASR agreement, in exchange for an up-front payment, the counterparty makes an initial delivery of shares of the Company’s common stock during the purchase period of the relevant ASR. This initial delivery of shares represents the minimum number of shares that the Company may receive under an ASR agreement. Upon settlement of an ASR agreement, the counterparty may deliver additional shares, with the final number of shares delivered determined based on the volume-weighted average price of the Company’s common stock over the term of such ASR agreement, less an agreed-upon discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share.
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
Contracts in Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815). The amendments in this ASU, among other changes, remove current guidance that allows an entity to rebut the presumption that potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares if the entity has a history or policy of cash settlement. These amendments affect any instrument that may be settled in cash or shares and, therefore, affects the diluted earnings per share calculation for both convertible instruments and contracts in an entity's own equity. We elected to early adopt this ASU in the second quarter of fiscal 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance which aims at increasing the transparency of government assistance received by most business entities. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, which for the Company is the first quarter of fiscal 2023. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of October 1, 2022 and October 2, 2021:

	As of
(in thousands)	October 1, 2022	October 2, 2021

Short term investments, available-for-sale(1)	$220,000	$377,000

Inventories, net:
Raw materials and supplies	$118,833	$94,493
Work in process	40,114	55,866
Finished goods	45,277	40,006
	204,224	190,365
Inventory reserves	(19,238)	(23,042)
	$184,986	$167,323

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,783	23,314
Leasehold improvements	32,400	30,054
Data processing equipment and software	38,223	40,945
Machinery, equipment, furniture and fixtures	90,151	87,994
Construction in progress	25,004	9,562
	210,743	194,051
Accumulated depreciation	(129,835)	(126,069)
	$80,908	$67,982

Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$58,916	$72,478
Wages and benefits	50,279	66,531
Commissions and professional fees	5,019	6,190
Dividends payable	9,743	8,673
Severance	19	31
Other	10,565	7,667
	$134,541	$161,570

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal years ended 2022 and 2021.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 3: BUSINESS COMBINATIONS
Acquisition of Uniqarta
On January 19, 2021, Kulicke and Soffa Industries, Inc. entered into a Stock Purchase Agreement with Uniqarta, Inc. (“Uniqarta”) and its equity holders to purchase all of Uniqarta’s outstanding equity interests. Upon the closing of the acquisition, Uniqarta became a wholly-owned subsidiary of the Company. Uniqarta is a developer of laser transfer technology and the acquisition expands the Company’s presence in the LED end market.
The purchase price consisted of $26.5 million in cash paid at closing. The acquisition of Uniqarta was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method.
On January 19, 2022, the Company finalized the valuation of the tangible and identifiable intangible assets and liabilities in connection with the acquisition of Uniqarta and no further adjustment was recorded. On July 15, 2022, the Company released the escrow amount of $3.5 million to the seller in respect of Uniqarta’s completion of its post-closing obligations under the Agreement.
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
The valuation of identifiable intangible assets acquired, representing in-process research and development (“IPR&D”) and others, reflects management’s estimates based on, among other factors, the use of an established valuation method. The intangible assets are valued using a cost replacement method. As of October 2, 2021, the IPR&D intangible asset of $9.0 million is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. As of October 1, 2022, the IPR&D were transferred to developed technology (definite-lived intangible assets) as the research and development process was completed. The other intangible assets acquired of $2.2 million and the IPR&D are amortized over the period of estimated benefit using the straight-line method and the estimated useful life of six years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and includes the value of expected future cash flows of Uniqarta from expected synergies with our other affiliates and other unidentifiable intangible assets. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2022 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a noncash impairment in the future.
During the fiscal year ended October 1, 2022, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the fiscal year ended October 1, 2022, the prolonged COVID-19 pandemic and macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company’s recorded goodwill by reportable segments as of October 1, 2022 and October 2, 2021:

(in thousands)	Capital Equipment	APS	Total
Balance at October 2, 2021	46,561	26,388	72,949
Other	(4,372)	(481)	(4,853)
Balance at October 1, 2022	42,189	25,907	68,096

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of October 1, 2022 and October 2, 2021:

	As of		Average estimated
(dollar amounts in thousands)	October 1, 2022	October 2, 2021	useful lives (in years)
Developed technology	$89,017	$90,427	6.0 to 15.0
Accumulated amortization	$(58,636)	$(58,494)
Net developed technology	$30,381	$31,933

Customer relationships	$33,515	$36,114	5.0 to 6.0
Accumulated amortization	$(33,515)	$(36,114)
Net customer relationships	$—	$—

In-process research and development(1)	$—	$8,795	N.A.
Accumulated amortization	$—	$—
Net in-process research and development	$—	$8,795

Trade and brand name	$6,945	$7,374	7.0 to 8.0
Accumulated amortization	$(6,945)	$(7,275)
Net trade and brand name	$—	$99

Other intangible assets	$4,700	$4,700	1.9 to 6.0
Accumulated amortization	$(3,142)	$(2,775)
Net other intangible assets	$1,558	$1,925

Net intangible assets	$31,939	$42,752
(1) During the year ended October 1, 2022, $7.9 million of in-process research and development assets were transferred to developed technology (definite-lived intangible assets) as the research and development process was completed, and are being amortized over the period of estimated benefit using the straight-line method and the estimated useful life of six years.
The following table reflects estimated annual amortization expense related to intangible assets as of October 1, 2022:

As of
(in thousands)	October 1, 2022
Fiscal 2023	$5,348
Fiscal 2024	$5,348
Fiscal 2025	$5,348
Fiscal 2026	$5,348
Fiscal 2027	$4,685
Fiscal 2028 and thereafter	$5,862
Total amortization expense	$31,939

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 5: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents and short-term investments consisted of the following as of October 1, 2022:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$173,402	$—	$—	$173,402
Cash equivalents:
Money market funds (1)	157,145	—	(20)	157,125
Time deposits (2)	225,010	—	—	225,010
Total cash and cash equivalents	$555,557	$—	$(20)	$555,537
Short-term investments:
Time deposits (2)	$220,000	$—	$—	$220,000
Total short-term investments	$220,000	$—	$—	$220,000
Total cash, cash equivalents, and short-term investments	$775,557	$—	$(20)	$775,537
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of October 2, 2021:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$269,201	$—	$—	$269,201
Cash equivalents:
Money market funds (1)	93,598	—	(18)	93,580
Time deposits (2)	7	—	—	7
Total cash and cash equivalents	$362,806	$—	$(18)	$362,788
Short-term investments:
Time deposits (2)	377,000	—	—	377,000
Total short-term investments	$377,000	$—	$—	$377,000
Total cash, cash equivalents, restricted cash and short-term investments	$739,806	$—	$(18)	$739,788
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of October 1, 2022 and October 2, 2021:

	As of
(in thousands)	October 1, 2022	October 2, 2021
Non-marketable equity securities	$5,397	$6,388

During the year ended October 1, 2022, the Company recorded an impairment of $1.3 million on a non-marketable equity security without a readily determinable fair value. The entire amount of the investment in the non-marketable equity security was impaired due to a significant deterioration in the earnings performance of the equity investee. The impairment amount is recorded within “Selling, general and administrative expense” in the Consolidated Statement of Operations.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the fiscal year ended October 1, 2022.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value of derivative instruments on our Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021 is as follows:

	As of
(in thousands)	October 1, 2022		October 2, 2021
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$57,570	$(2,234)	$57,682	$(616)
Total derivatives	$57,570	$(2,234)	$57,682	$(616)
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.
(2)Hedged amounts expected to be recognized into earnings within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the fiscal years ended October 1, 2022 and October 2, 2021 was as follows:

(in thousands)	Fiscal
	2022	2021
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax(1)	$(2,694)	$24
Net (loss)/gain reclassified from accumulated OCI into earnings, net of tax(2)	$(1,076)	$1,197
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of October 1, 2022, one option to extend the lease were recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of October 1, 2022, our finance leases are not material.
The following table shows the components of lease expense:

(in thousands)	Fiscal
	2022	2021
Operating lease expense (1)	$8,625	7,629
(1) Operating lease expense includes short-term lease expense, which is immaterial for the fiscal year ended October 1, 2022.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(in thousands)	Fiscal
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,908	$7,211

The following table shows the weighted-average lease terms and discount rates for operating leases:

	Fiscal
	2022	2021
Operating leases:
Weighted-average remaining lease term (in years):	8.0	9.6
Weighted-average discount rate:	5.8%	5.8%

Future lease payments, excluding short-term leases, as of October 1, 2022, are detailed as follows:

(in thousands)	Operating leases
Fiscal 2023	$8,748
Fiscal 2024	8,354
Fiscal 2025	7,649
Fiscal 2026	4,954
Fiscal 2027	3,195
Fiscal 2028 and thereafter	20,193
Total minimum lease payments	53,093
Less: Interest	11,400
Present value of lease obligations	41,693
Less: Current portion	6,766
Long-term portion of lease obligations	$34,927

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of October 1, 2022 and October 2, 2021, the outstanding amount was $2.9 million and $3.0 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days’ written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the secured overnight financing rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain customary events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of October 1, 2022, there were no outstanding amounts under the Overdraft Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “401(k) Plan”) for eligible U.S. employees. The 401(k) Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the 401(k) Plan during fiscal 2022 and 2021:

	Fiscal
(in thousands)	2022	2021
Cash	$1,973	$1,780
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended October 1, 2022, the Company repurchased a total of approximately 2,782.1 thousand shares of common stock at a cost of approximately $132.8 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accelerated Share Repurchase (“ASR”)
In addition to the 2,782.1 thousand shares of common stock repurchased under the Program during the fiscal year ended October 1, 2022, on March 9, 2022, the Company entered into an ASR agreement (the “March 2022 ASR Agreement”) with an investment bank counterparty (“Dealer”) to repurchase $150 million of the Company’s common stock. The March 2022 ASR Agreement was entered into pursuant to the Company’s current $800 million share repurchase authorization.
Under the March 2022 ASR Agreement, the Company made an up-front payment of $150 million to the Dealer and received an initial delivery of 2,449.9 thousand shares of common stock at a cost of approximately $120 million on March 10, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of the Company’s common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the March 2022 ASR Agreement. For accounting purposes, the March 2022 ASR Agreement is evaluated as an unsettled forward contract indexed to the Company’s own stock, with $30 million being classified within common stock. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the Dealer.
The March 2022 ASR Agreement was settled between the Company and the Dealer on April 22, 2022 and the Company received an additional 344.5 thousand shares of common stock from the Dealer. In total, an aggregate of 2,794.4 thousand shares of common stock were delivered by the Dealer under the March 2022 ASR Agreement at an average price of $53.68 per share, which was then reclassified as treasury stock from common stock in shareholder’s equity. As of October 1, 2022, our remaining stock repurchase authorization under the Program was approximately $249.2 million.
Dividends
On August 30, 2022, June 8, 2022, March 3, 2022 and October 18, 2021, the Board of Directors declared a quarterly dividend $0.17 per share of common stock. During the fiscal year ended October 1, 2022, the Company declared dividends of $0.68 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021:

	As of
(in thousands)	October 1, 2022	October 2, 2021
(Loss) / gain from foreign currency translation adjustments	$(29,854)	$682
Unrecognized actuarial loss on pension plan, net of tax	(812)	(3,088)
Unrealized loss on hedging	(2,234)	(616)
Accumulated other comprehensive loss	$(32,900)	$(3,022)

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of October 1, 2022, 3.3 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
•Relative TSR Performance Share Units (“Relative TSR PSUs”) entitle the employee to receive common shares of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price at the end of the performance period of the Company’s stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.
•Revenue Growth Performance Share Units (“Growth PSUs”) entitle the employee to receive common shares of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), based on organic revenue growth objectives and relative growth performance against named competitors as set by the Management Development and Compensation Committee (“MDCC”) of the Company’s Board of Directors. Organic revenue growth is calculated by averaging revenue growth (net of revenues from acquisitions) over a performance period, which is generally three years. Revenues from acquisitions will be included in the calculation after four fiscal quarters after acquisition. Any portion of the grant that does not meet the revenue growth objectives and relative growth performance is forfeited. Vesting percentages range from 0% to 200% of awards granted.
•In general, stock options and Time-based Restricted Share Units (“Time-based RSUs”) awarded to employees vest ratably over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.
Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2022, 2021, and 2020 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Growth PSUs, and common stock, included in the Consolidated Statements of Operations for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Cost of sales	$960	$828	$744
Selling, general and administrative	13,911	10,998	11,071
Research and development	4,115	3,676	3,204
Total equity-based compensation expense	$18,986	$15,502	$15,019
The following table reflects equity-based compensation expense, by type of award, for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Relative TSR PSUs	4,255	3,916	$3,266
Time-based RSUs	11,655	10,314	9,519
Growth PSUs	2,127	444	1,384
Common stock	949	828	850
Total equity-based compensation expense	$18,986	$15,502	$15,019

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Relative TSR PSUs
The following table reflects Relative TSR PSUs activity for fiscal 2022, 2021, and 2020:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Relative TSR PSUs outstanding as of September 28, 2019	561	$4,136	0.9
Granted	162			$28.80
Forfeited or expired	(52)
Vested	(268)
Relative TSR PSUs outstanding as of October 3, 2020	403	$4,198	1.1
Granted	155			$28.21
Forfeited or expired	(6)
Vested	(108)
Relative TSR PSUs outstanding as of October 2, 2021	444	$4,455	1.1
Granted	152			$52.18
Forfeited or expired	(11)
Vested	(205)
Relative TSR PSUs outstanding as of October 1, 2022	380	$4,619	0.9

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2022, 2021, and 2020:

	Fiscal
	2022	2021	2020
Grant price	$49.20	$23.88	$22.95
Expected dividend yield	1.14%	2.01%	2.09%
Expected stock price volatility	48.50%	45.15%	36.29%
Risk-free interest rate	0.68%	0.21%	1.49%

Equity-Based Compensation: Time-based RSUs
The following table reflects Time-based RSUs activity for fiscal 2022, 2021, and 2020:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based RSUs outstanding as of September 28, 2019	947	$10,555	1.4
Granted	490			$22.93
Forfeited or expired	(80)
Vested	(569)
Time-based RSUs outstanding as of October 3, 2020	788	$10,480	1.6
Granted	486			$24.34
Forfeited or expired	(24)
Vested	(333)
Time-based RSUs outstanding as of October 2, 2021	917	$11,420	1.4
Granted	301			$49.47
Forfeited or expired	(29)
Vested	(453)
Time-based RSUs outstanding as of October 1, 2022	736	$13,752	1.2

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Growth PSUs
The following table reflects Growth PSUs activity for fiscal 2022, 2021, and 2020:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Special/Growth PSUs outstanding as of September 28, 2019	97	$1,128	1.6
Granted	80			$23.65
Forfeited or expired	(22)
Vested	(4)
Special/Growth PSUs outstanding as of October 3, 2020	151	$1,252	1.1
Granted	52			$24.01
Forfeited or expired	(34)
Vested	(17)
Special/Growth PSUs outstanding as of October 2, 2021	152	$1,247	1.0
Granted	79			$49.26
Forfeited or expired	(4)
Vested	(100)
Special/Growth PSUs outstanding as of October 1, 2022	127	$1,405	0.9

As of October 1, 2022, there were no employee stock options.
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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Number of common shares issued	18	22	37
Fair value based upon market price at time of issue	$949	$828	$850
Pension Plan
The following table reflects the Company’s defined benefits pension obligations, mainly in Switzerland and Taiwan, as of October 1, 2022 and October 2, 2021:

	As of
(in thousands)	October 1, 2022	October 2, 2021
Switzerland pension obligation	$1,038	$3,534
Taiwan pension obligation	1,189	1,443

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
NOTE 12: REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the fiscal years ended October 1, 2022, and October 2, 2021, service revenue is not material. Please refer to Note 1: Basis of Presentation- Revenue Recognition, for additional disclosure on the Company’s revenue recognition policy.
The Company reports revenue based on our reportable segments. The Company believes that reporting revenue on this basis provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 16: Segment Information, for disclosure of revenue by segment.
Contract Balances
Our contract assets relate to our rights to consideration for revenue with collection dependent on events other than the passage of time, such as the achievement of specified payment milestones. The contract assets will be transferred to net account receivables as our right to consideration for these contract assets become unconditional. Contracts assets are reported in the accompanying Consolidated Balance Sheets within prepaid expenses and other current assets.
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
The following table shows the changes in contract asset balances during the fiscal years ended October 1, 2022 and October 2, 2021:

	Fiscal
(in thousands)	2022	2021
Contract assets, beginning of period	$—	$—
Additions	51,774	—
Transferred to accounts receivable or collected	(25,457)	—
Contract assets, end of period	$26,317	$—
The following table shows the changes in contract liability balances during the fiscal years ended October 1, 2022 and October 2, 2021:

	Fiscal
(in thousands)	2022	2021
Contract liabilities, beginning of period	$15,596	$2,958
Revenue recognized	(116,399)	(59,368)
Additions	103,963	72,006
Contract liabilities, end of period	$3,160	$15,596

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 13: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands, except per share)	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$433,545	$433,545	$367,161	$367,161	$52,300	$52,300
DENOMINATOR:
Weighted average shares outstanding - Basic	60,164	60,164	62,009	62,009	62,828	62,828
Dilutive effect of Equity Plans		1,018		1,506		531
Weighted average shares outstanding - Diluted		61,182		63,515		63,359
EPS:
Net income per share - Basic	$7.21	$7.21	$5.92	$5.92	$0.83	$0.83
Effect of dilutive shares		$(0.12)		$(0.14)		$—
Net income per share - Diluted		$7.09		$5.78		$0.83

Anti-dilutive shares(1)		1		2		40
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for fiscal 2022, 2021, and 2020 as the effect would have been anti-dilutive.

NOTE 14: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Incentive compensation expense	$27,011	$39,779	$18,524
Warranty and retrofit expense	16,349	22,068	8,692

NOTE 15: INCOME TAXES
The following table reflects U.S. and foreign income (loss) before income taxes for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
United States	$(11,415)	$(8,853)	$(14,909)
Foreign	488,403	423,403	79,243
Income before income taxes	$476,988	$414,550	$64,334

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the current and deferred components of provision for (benefit from) income taxes for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Current:
Federal	$14,975	$26,563	$5,129
State	246	261	89
Foreign	37,448	30,771	6,508
Deferred:
Federal	(5,809)	(2,979)	(690)
State	—	—	—
Foreign	(3,417)	(7,321)	962
Provision for income taxes	$43,443	$47,295	$11,998

The following table reconciles the provision for (benefit from) income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2022, 2021, and 2020:

	Fiscal
(dollar amounts in thousands)	2022	2021	2020
Expected income tax provision based on the U.S. federal statutory tax rate	$100,212	$86,915	$13,510
Effect of earnings of foreign subsidiaries subject to different tax rates	(17,936)	(15,028)	(1,634)
Benefit from tax incentives	(50,113)	(45,501)	(6,781)
Benefit from research and development tax credits	(2,995)	(2,705)	(2,915)
Benefit from foreign tax credits	(26,021)	(20,281)	(1,701)
Valuation allowance	(5,830)	(11,620)	1,224
Foreign operations (Deemed income, taxes on undistributed foreign earnings, and withholding taxes)	45,421	52,414	8,886
Non-deductible items	267	113	1,232
Other, net (1)	438	2,988	177
Provision for income taxes	$43,443	$47,295	$11,998
Effective tax rate	9.1%	11.4%	18.6%
(1) Certain balances in fiscal 2021 and 2020 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in fiscal 2021 and 2020.

For fiscal 2022 and 2021, the effective tax rate differed from the U.S. federal statutory tax rate primarily due to tax benefits from tax incentives, foreign earnings subject to a lower statutory tax rate than the U.S. federal statutory tax rate, tax credits generated during the fiscal year, and the net release of valuation allowances recorded against certain loss and credit carryforwards, partially offset by tax expense related to deemed income and undistributed foreign earnings.
As of October 2, 2022, a large portion of the Company’s undistributed foreign earnings are not considered to be indefinitely reinvested outside the U.S. and are expected to be available for use in the U.S. without incurring additional U.S. income tax.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in fiscal 2025. In fiscal 2022, 2021, and 2020, the tax incentive arrangement helped to reduce the Company’s provision for income taxes by $50.1 million or $0.82 per share, $45.5 million or $0.72 per share and $6.8 million or $0.11 per share, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2022 and 2021:

	Fiscal
(in thousands)	2022	2021
Accruals and reserves	$14,168	$11,890
Tax credit carryforwards	3,893	4,230
Fixed and intangible assets	5,963	465
Net operating loss carryforwards	15,329	28,913
Gross deferred tax assets	$39,353	$45,498

Valuation allowance	$(21,750)	$(34,095)
Deferred tax assets, net of valuation allowance	$17,603	$11,403

Taxes on undistributed foreign earnings	$(26,068)	$(28,516)
Deferred tax liabilities	$(26,068)	$(28,516)
Net deferred tax liabilities	$(8,465)	$(17,113)

Reported as
Deferred tax assets	$25,572	$15,715
Deferred tax liabilities	(34,037)	(32,828)
Net deferred tax liabilities	$(8,465)	$(17,113)
As of October 1, 2022, the Company has foreign net operating loss carryforwards of $37.9 million, state net operating loss carryforwards of $54.6 million, and U.S. federal and state tax credit carryforwards of $6.5 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2023 through 2041, except for certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.
The following table reconciles the beginning and ending balances of the Company’s unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Unrecognized tax benefit, beginning of year	$14,922	$13,064	$12,925
Additions for tax positions, current year	2,288	4,003	537
Reductions for tax positions, prior year	(587)	(2,145)	(398)
Unrecognized tax benefit, end of year	$16,623	$14,922	$13,064
The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. The amount of interest and penalties related to unrecognized tax benefit recorded in fiscal 2022 provision for income taxes is not material. As of October 1, 2022, the Company has recognized $2.0 million of accrued interest and penalties related to unrecognized tax benefit within the income tax payable for uncertain tax positions and approximately $17.1 million of unrecognized tax benefit, including related interest and penalties, that if recognized, would impact the Company’s effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain uncertain tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and/or settlements of tax examinations. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the financial outcomes of these examinations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years from fiscal 2019 remain subject to examination. For most state tax returns, tax years following fiscal 2003 remain subject to examination as a result of the generation of net operating loss carryforwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company’s tax returns are currently under examination by tax authorities in multiple state and foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

NOTE 16: SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the CODM. The CODM does not review discrete asset information. The Company operates two reportable segments consisting of: (1) Capital Equipment; and (2) Aftermarket Products and Services (“APS”).
The following table reflects operating information by segment for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Net revenue:
Capital Equipment	$1,306,468	$1,312,576	$462,059
APS	197,152	205,088	161,117
Net revenue	1,503,620	1,517,664	623,176
Income from operations:
Capital Equipment	397,920	355,982	22,069
APS	72,152	56,465	36,440
Income from operations	$470,072	$412,447	$58,509
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
The following table reflects net revenue by Capital Equipment end markets served for fiscal 2022, 2021, and 2020

	Fiscal
(in thousands)	2022	2021	2020
General Semiconductor	$843,763	$928,259	$290,220
Automotive & Industrial	198,138	129,817	60,169
LED	137,077	187,568	76,574
Memory	127,490	66,932	35,096
Total Capital Equipment revenue	$1,306,468	$1,312,576	$462,059

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2022, 2021, and 2020.

	Fiscal
(in thousands)	2022	2021	2020
Capital expenditures:
Capital Equipment	$26,655	$15,257	$5,798
APS	5,578	7,298	8,716
Capital expenditures	$32,233	$22,555	$14,514

	Fiscal
(in thousands)	2022	2021	2020
Depreciation expense:
Capital Equipment	$9,152	$6,938	$6,360
APS	7,224	6,898	6,008
Depreciation expense	$16,376	$13,836	$12,368

	Fiscal
(in thousands)	2022	2021	2020
Amortization expense:
Capital Equipment	$3,873	$3,584	$4,255
APS	1,044	2,390	3,116
Amortization expense	$4,917	$5,974	$7,371

Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Destination sales to unaffiliated customers:
China	$855,345	$843,470	$321,294
Malaysia	126,520	70,253	40,641
Taiwan	123,995	275,251	64,373
Korea	87,647	58,308	30,848
United States	83,906	54,353	36,186
Hong Kong	27,216	82,436	43,288
All other(1)	198,991	133,593	86,546
Total destination sales to unaffiliated customers	$1,503,620	$1,517,664	$623,176
(1) Certain balances in fiscal 2021 and 2020 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in fiscal 2021 and 2020.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2022	2021
Long-lived assets:
Singapore	$59,672	$40,470
United States	31,469	32,684
China	19,548	25,386
Israel	10,610	8,597
All other	9,647	11,187
Total long-lived assets	$130,946	$118,324

NOTE 17: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future warranty costs, including product part replacement, freight charges and related labor costs expected to be incurred to correct product failures during the warranty period.
The following table reflects the reserve for product warranty activity for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Reserve for warranty, beginning of period	$16,961	$9,576	$14,185
Provision for warranty	12,907	18,889	14,004
Changes in the estimation of warranty reserve	—	—	(5,417)
Utilization of reserve	(16,425)	(11,504)	(13,196)
Reserve for warranty, end of period	$13,443	$16,961	$9,576

For the change in estimation of warranty reserve, see Note 1 for details.
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheets as of October 1, 2022:

		Payments due by fiscal year
(in thousands)	Total	2023	2024	2025	2026	Thereafter
Inventory purchase obligation (1)	$316,123	$316,123	$—	$—	$—	$—

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
Unfunded Capital Commitments
As of October 1, 2022, the Company also has an obligation to fund uncalled capital commitments of approximately $9.6 million, as and when required, in relation to its investment in a private equity fund.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2022, 2021, and 2020:

	Fiscal
	2022	2021	2020
ASE Technology Holding	*	17.4%	*
* Represents less than 10% of total net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of October 1, 2022 and October 2, 2021:

	As of
	October 1, 2022	October 2, 2021
Tianshui Huatian Technology Co., Ltd.	16.7%	18.2%
Haoseng Industrial Co., Ltd. (1)	12.6%	14.3%
(1) Distributor of the Company's products

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2022 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of October 1, 2022. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on that assessment, management has concluded that, as of October 1, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of October 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended October 1, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1—ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Code of Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “Shareholder Proposals” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE—Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE—SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Board Matters” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Singapore, PCAOB ID 1038.
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021	38
	Consolidated Statements of Operations for fiscal 2022, 2021 and 2020	39
	Consolidated Statements of Comprehensive Income for fiscal 2022, 2021 and 2020	40
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2022, 2021 and 2020	41
	Consolidated Statements of Cash Flows for fiscal 2022, 2021 and 2020	42
	Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	77
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:
	See “Exhibit Index” within Item 15 below.	78

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

Fiscal 2022:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$687	$(245)		$—	$(442)	(1)	$—

Inventory reserve	$23,042	$(2,171)		$—	$(1,633)	(2)	$19,238

Valuation allowance for deferred taxes	$34,095	$—		$—	$(12,345)	(4)	$21,750

Fiscal 2021:
Allowance for doubtful accounts	$968	$(248)		$—	$(33)	(1)	$687

Inventory reserve	$31,163	$(2,965)		$—	$(5,156)	(2)	$23,042

Valuation allowance for deferred taxes	$46,561	$—		$—	$(12,466)	(4)	$34,095

Fiscal 2020:
Allowance for doubtful accounts	$597	$371		$—	$—	(1)	$968

Inventory reserve	$29,313	$4,170		$—	$(2,320)	(2)	$31,163

Valuation allowance for deferred taxes	$58,411	$6,887	(3)	$—	$(18,737)	(5)	$46,561

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects the net increase in the valuation allowance primarily associated with the Company’s U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.
(4)	Reflects the net decrease in the valuation allowance primarily associated with the Company’s utilization of certain foreign net operating losses for which a valuation allowance had previously been recorded, partially offset by an increase for U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.
(5)	Reflects the balances relating to foreign tax credits on undistributed foreign earnings and related valuation allowances that have been reclassified in fiscal 2020.

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

10.9	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.10	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.11	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.12	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021
10.13	Form of CEO Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.14	Form of Executive Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.15	Form of CEO Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.16	Form of Executive Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.17	Form of Restricted Stock Unit Award Agreement regarding the 2021 Omnibus Incentive Plan.
10.18	Incentive Compensation Plan Fiscal Year 2022.

21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 17, 2022

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 17, 2022
Fusen Chen	(Principal Executive Officer)

/s/ LESTER WONG	Executive Vice President and Chief Financial Officer	November 17, 2022
Lester Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ JON A. OLSON	Director	November 17, 2022
Jon A. Olson

/s/ GREGORY F. MILZCIK	Director	November 17, 2022
Gregory F. Milzcik

/s/ CHIN HU LIM	Director	November 17, 2022
Chin Hu Lim

/s/ JEFF RICHARDSON	Director	November 17, 2022
David J. Richardson

/s/ MUI SUNG YEO	Director	November 17, 2022
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 17, 2022
Peter T. Kong