Form 10-Q
period 2022-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2023-02-02
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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

As of January 27, 2023, there were 56,687,879 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 31, 2022

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	December 31, 2022	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$550,613	$555,537
Short-term investments	245,000	220,000
Accounts and other receivable, net of allowance for doubtful accounts of $0 and $0, respectively	200,337	309,323
Inventories, net	211,637	184,986
Prepaid expenses and other current assets	63,122	62,200
Total current assets	1,270,709	1,332,046
Property, plant and equipment, net	92,819	80,908
Operating right-of-use assets	45,377	41,767
Goodwill	70,536	68,096
Intangible assets, net	33,281	31,939
Deferred tax assets	28,414	25,572
Equity investments	5,433	5,397
Other assets	3,249	2,874
TOTAL ASSETS	$1,549,818	$1,588,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	57,482	67,311
Operating lease liabilities	6,841	6,766
Income taxes payable	45,799	40,063
Accrued expenses and other current liabilities	110,933	134,541
Total current liabilities	221,055	248,681

Deferred tax liabilities	34,139	34,037
Income taxes payable	64,641	64,634
Operating lease liabilities	40,325	34,927
Other liabilities	12,429	11,670
TOTAL LIABILITIES	$372,589	$393,949

Commitments and contingent liabilities (Note 15)

Shareholders’ equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 56,747 and 57,128 shares, respectively	561,736	561,684
Treasury stock, at cost, 28,617 and 28,237 shares, respectively	(714,713)	(675,800)
Retained earnings	1,345,461	1,341,666
Accumulated other comprehensive loss	(15,255)	(32,900)
TOTAL SHAREHOLDERS’ EQUITY	$1,177,229	$1,194,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,818	$1,588,599
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	December 31, 2022	January 1, 2022
Net revenue	$176,233	$460,888
Cost of sales	87,527	237,650
Gross profit	88,706	223,238
Selling, general and administrative	42,376	38,959
Research and development	34,508	33,169
Operating expenses	76,884	72,128
Income from operations	11,822	151,110
Interest income	6,559	471
Interest expense	(34)	(40)
Income before income taxes	18,347	151,541
Provision for income taxes	3,758	17,935
Net income	$14,589	$133,606

Net income per share:
Basic	$0.26	$2.14
Diluted	$0.25	$2.11

Weighted average shares outstanding:
Basic	57,051	62,385
Diluted	57,729	63,316

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	December 31, 2022	January 1, 2022
Net income	$14,589	$133,606
Other comprehensive income:
Foreign currency translation adjustment	14,319	(1,665)
Unrecognized actuarial loss on pension plan, net of tax	(47)	(68)
	14,272	(1,733)

Derivatives designated as hedging instruments:
Unrealized gain on derivative instruments, net of tax	3,093	208
Reclassification adjustment for loss on derivative instruments recognized, net of tax	280	536
Net increase from derivatives designated as hedging instruments, net of tax	3,373	744

Total other comprehensive income/(loss)	17,645	(989)

Comprehensive income	$32,234	$132,617
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	6	180	57	—	—	237
Repurchase of common stock	(1,054)	—	(45,382)	—	—	(45,382)
Issuance of shares for equity-based compensation	667	(6,412)	6,412	—	—	—
Equity-based compensation	—	6,284	—	—	—	6,284
Cash dividend declared	—	—	—	(10,794)	—	(10,794)
Components of comprehensive income:
Net income	—	—	—	14,589	—	14,589
Other comprehensive income	—	—	—	—	17,645	17,645
Total comprehensive income	—	—	—	14,589	17,645	32,234
Balances as of December 31, 2022	56,747	$561,736	$(714,713)	$1,345,461	$(15,255)	$1,177,229

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	4	197	41	—	—	238
Repurchase of common stock	(276)	—	(15,380)	—	—	(15,380)
Issuance of shares for equity-based compensation	725	(6,963)	6,963	—	—	—
Equity-based compensation	—	5,074	—	—	—	5,074
Cash dividend declared	—	—	—	(10,610)	—	(10,610)
Components of comprehensive income:
Net income	—	—	—	133,606	—	133,606
Other comprehensive loss	—	—	—	—	(989)	(989)
Total comprehensive income/(loss)	—	—	—	133,606	(989)	132,617
Balances as of January 1, 2022	62,384	$548,425	$(408,788)	$1,071,550	$(4,011)	$1,207,176

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	December 31, 2022	January 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,589	$133,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,613	5,339
Equity-based compensation and employee benefits	6,521	5,312
Adjustment for inventory valuation	809	1,519
Deferred taxes	(2,740)	2,926
Gain on disposal of property, plant and equipment	(256)	—
Unrealized foreign currency translation	3,588	(414)
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	108,754	(10,322)
Inventories	(27,229)	(31,410)
Prepaid expenses and other current assets	252	(1,551)
Accounts payable, accrued expenses and other current liabilities	(32,763)	(23,278)
Income taxes payable	5,745	13,256
Other, net	2,233	891
Net cash provided by operating activities	85,116	95,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,878)	(2,711)
Investment in private equity fund	(36)	—
Purchase of short-term investments	(85,000)	(89,000)
Maturity of short-term investments	60,000	99,000
Net cash (used in)/provided by investing activities	(38,914)	7,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	—	(12,000)
Proceeds from short-term debt	—	12,000
Payment for finance lease	(159)	(118)
Repurchase of common stock/treasury stock	(46,328)	(15,286)
Common stock cash dividends paid	(9,743)	(8,673)
Net cash used in financing activities	(56,230)	(24,077)
Effect of exchange rate changes on cash and cash equivalents	5,104	(384)
Changes in cash and cash equivalents	(4,924)	78,702
Cash and cash equivalents at beginning of period	555,537	362,788
Cash and cash equivalents at end of period	550,613	$441,490

CASH (RECEIVED)/PAID FOR
Cash paid for interest	$34	$40
Cash (received)/paid for income taxes, net of refunds	$(4,702)	$2,385
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
The interim consolidated condensed financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended October 1, 2022. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2023 quarters end on December 31, 2022, April 1, 2023, July 1, 2023 and September 30, 2023. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2022 quarters ended on January 1, 2022, April 2, 2022, July 2, 2022 and October 1, 2022.
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
Due to the coronavirus (“COVID-19”) pandemic and macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2022. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended December 31, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and macroeconomic headwinds that could materially impact our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Significant Accounting Policies
There have been no material changes to our significant accounting policies summarized in Note 1 “Basis of Presentation” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.
Recent Accounting Pronouncements
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance which aims at increasing the transparency of government assistance received by most business entities. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must describe the general nature of the information and indicate that the omitted disclosures are legally prohibited from being disclosed. This ASU is effective for fiscal years beginning after December 15, 2021, which for the Company is in fiscal 2023. The Company will include disclosures for material items with the filing of its Annual Report on Form 10-K for the year ending on September 30, 2023.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 31, 2022 and October 1, 2022:

	As of
(in thousands)	December 31, 2022	October 1, 2022

Short-term investments, available-for-sale (1)	$245,000	$220,000

Inventories, net:
Raw materials and supplies	$142,520	$118,833
Work in process	43,117	40,114
Finished goods	45,118	45,277
	230,755	204,224
Inventory reserves	(19,118)	(19,238)
	$211,637	$184,986
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,964	22,783
Leasehold improvements	32,784	32,400
Data processing equipment and software	39,282	38,223
Machinery, equipment, furniture and fixtures	93,931	90,151
Construction in progress	37,356	25,004
	228,499	210,743
Accumulated depreciation	(135,680)	(129,835)
	$92,819	$80,908
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$55,833	$58,916
Wages and benefits	26,494	50,279
Dividends payable	10,794	9,743
Commissions and professional fees	3,435	5,019
Severance	88	19
Other	14,289	10,565
	$110,933	$134,541

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 31, 2022 and January 1, 2022.
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
During the three months ended December 31, 2022, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended December 31, 2022, the prolonged COVID-19 pandemic and macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company’s recorded goodwill by reportable segments (refer to Note 14) as of December 31, 2022 and October 1, 2022:

(in thousands)	Capital Equipment	APS	Total
Balance at October 1, 2022	$42,189	$25,907	$68,096
Other	2,198	242	$2,440
Balance at December 31, 2022	$44,387	$26,149	$70,536

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of December 31, 2022 and October 1, 2022:

	As of		Average estimated
(dollar amounts in thousands)	December 31, 2022	October 1, 2022	useful lives (in years)
Developed technology	$94,149	$89,017	6.0 to 15.0
Accumulated amortization	(62,335)	(58,636)
Net developed technology	$31,814	$30,381

Customer relationships	$34,822	$33,515	5.0 to 6.0
Accumulated amortization	(34,822)	(33,515)
Net customer relationships	$—	$—

Trade and brand name	$7,161	$6,945	7.0 to 8.0
Accumulated amortization	(7,161)	(6,945)
Net trade and brand name	—	—

Other intangible assets	$4,700	$4,700	1.9 to 6.0
Accumulated amortization	(3,233)	(3,142)
Net other intangible assets	$1,467	$1,558

	$33,281	$31,939

The following table reflects estimated annual amortization expense related to intangible assets as of December 31, 2022:

As of
(in thousands)	December 31, 2022
Remaining fiscal 2023	$4,354
Fiscal 2024	5,806
Fiscal 2025	5,806
Fiscal 2026	5,806
Fiscal 2027	5,108
Thereafter	6,401
Total amortization expense	$33,281

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2022:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$124,825	$—	$—	$124,825
Cash equivalents:
Money market funds (1)	300,785	—	(6)	300,779
Time deposits (2)	125,009	—	—	125,009
Total cash and cash equivalents	$550,619	$—	$(6)	$550,613
Short-term investments:
Time deposits (2)	245,000	—	—	245,000
Total short-term investments	$245,000	$—	$—	$245,000
Total cash, cash equivalents and short-term investments	$795,619	$—	$(6)	$795,613
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

Cash, cash equivalents and short-term investments consisted of the following as of October 1, 2022:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$173,402	$—	$—	$173,402
Cash equivalents:
Money market funds (1)	157,145	—	(20)	157,125
Time deposits (2)	225,010	—	—	225,010
Total cash and cash equivalents	$555,557	$—	$(20)	$555,537
Short-term investments:
Time deposits (2)	220,000	—	—	220,000
Total short-term investments	$220,000	$—	$—	$220,000
Total cash, cash equivalents and short-term investments	$775,557	$—	$(20)	$775,537
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)Fair value approximates cost basis.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of December 31, 2022 and October 1, 2022:

	As of
(in thousands)	December 31, 2022	October 1, 2022
Non-marketable equity securities	$5,433	$5,397

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 31, 2022.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of December 31, 2022 and October 1, 2022 were as follows:

	As of
	December 31, 2022		October 1, 2022
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$47,395	$1,139	$57,570	$(2,234)
Total derivatives	$47,395	$1,139	$57,570	$(2,234)
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

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 31, 2022 and January 1, 2022 were as follows:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax (1)	$3,093	$208
Net loss reclassified from accumulated OCI into income, net of tax (2)	$(280)	$(536)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of December 31, 2022, there were four options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of December 31, 2022 and October 1, 2022, our finance leases are not material.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table shows the components of lease expense:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Operating lease expense (1)	$2,590	$2,054
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three months ended December 31, 2022 and January 1, 2022.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,284	$1,885
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	December 31, 2022	October 1, 2022
Operating leases:
Weighted-average remaining lease term (in years):	8.0	8.0
Weighted-average discount rate:	5.9%	5.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	December 31, 2022
Remaining fiscal 2023	$7,194
Fiscal 2024	8,906
Fiscal 2025	8,116
Fiscal 2026	7,152
Fiscal 2027	5,371
Thereafter	23,311
Total minimum lease payments	$60,050
Less: Interest	$12,884
Present value of lease obligations	$47,166
Less: Current portion	$6,841
Long-term portion of lease obligations	$40,325

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 31, 2022, the outstanding amount under this facility was $3.1 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of December 31, 2022, there were no outstanding amounts under the Overdraft Facility.

NOTE 10. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “401(k) Plan”) for eligible U.S. employees. The 401(k) Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the 401(k) Plan during the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Cash	$474	$508
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 31, 2022, the Company repurchased a total of approximately 1,054.3 thousand shares of common stock under the Program at a cost of approximately $45.4 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.

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
As of December 31, 2022, our remaining stock repurchase authorization under the Program was approximately $203.8 million.
Dividends
On November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. Dividends paid during the three months ended December 31, 2022 totaled $9.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of December 31, 2022 and October 1, 2022:

	As of
(in thousands)	December 31, 2022	October 1, 2022
Loss from foreign currency translation adjustments	$(15,535)	$(29,854)
Unrecognized actuarial loss on pension plan, net of tax	(859)	(812)
Unrealized gain/(loss) on hedging	1,139	(2,234)
Accumulated other comprehensive loss	$(15,255)	$(32,900)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of December 31, 2022, 2.5 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
•In general, Time-based Restricted Share Units (“Time-based RSUs”) awarded to employees vest ratably over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company.
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 31, 2022 and January 1, 2022 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(shares in thousands)	December 31, 2022	January 1, 2022
Time-based RSUs	508	295
Relative TSR PSUs	186	150
Growth PSUs	92	74
Common stock	6	4
Equity-based compensation in shares	792	523
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Cost of sales	$308	$226
Selling, general and administrative	4,867	3,956
Research and development	1,346	1,130
Total equity-based compensation expense	$6,521	$5,312
The following table reflects equity-based compensation expense, by type of award, for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Time-based RSUs	$3,587	$2,896
Relative TSR PSUs	1,252	913
Growth PSUs	1,445	1,265
Common stock	237	238
Total equity-based compensation expense	$6,521	$5,312

NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended December 31, 2022, and January 1, 2022, the service revenue was not material.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table shows the changes in contract asset balances during the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Contract assets, beginning of period	$26,317	$—
Additions	2,670	—
Contract assets, end of period	$28,987	$—
The following table shows the changes in contract liability balances during the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Contract liabilities, beginning of period	$3,160	$15,596
Revenue recognized	(7,270)	(31,366)
Additions	11,891	43,998
Contract liabilities, end of period	$7,781	$28,228

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands, except per share data)	December 31, 2022		January 1, 2022
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$14,589	$14,589	$133,606	$133,606
DENOMINATOR:
Weighted average shares outstanding - Basic	57,051	57,051	62,385	62,385
Dilutive effect of Equity Plans		678		931
Weighted average shares outstanding - Diluted		57,729		63,316
EPS:
Net income per share - Basic	$0.26	$0.26	$2.14	$2.14
Effect of dilutive shares		(0.01)		(0.03)
Net income per share - Diluted		$0.25		$2.11

Anti-dilutive shares(1)		1		38

(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three months ended December 31, 2022 and January 1, 2022 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022	January 1, 2022
Provision for income taxes	$3,758	$17,935
Effective tax rate	20.5%	11.8%

The increase in the effective tax rate for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022 is primarily related to the impact of mandatory capitalization of R&D expenditures to foreign minimum tax.
For the three months ended December 31, 2022, the effective tax rate is slightly lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives and tax credits, partially offset by foreign minimum tax.

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
The following table reflects operating information by segment for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Net revenue:
Capital Equipment	$135,372	$408,528
APS	40,861	52,360
Net revenue	176,233	460,888
Income from operations:
Capital Equipment	3,872	132,019
APS	7,950	19,091
Income from operations	$11,822	$151,110
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net revenue by Capital Equipment end markets served for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
General Semiconductor	$68,372	$248,523
Automotive & Industrial	53,180	50,648
LED	9,193	66,155
Memory	4,627	43,202
Total Capital Equipment revenue	$135,372	$408,528
The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Capital expenditures:
Capital Equipment	$14,099	$1,966
APS	1,552	910
	$15,651	$2,876

Depreciation expense:
Capital Equipment	$2,440	$2,283
APS	1,779	1,773
	$4,219	$4,056

Amortization expense:
Capital Equipment	$1,021	$1,012
APS	373	271
	$1,394	$1,283

NOTE 15. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
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
The following table reflects the reserve for warranty activity for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Reserve for warranty, beginning of period	$13,443	$16,961
Provision for warranty	2,100	3,968
Utilization of reserve	(4,122)	(3,819)
Reserve for warranty, end of period	$11,421	$17,110

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of December 31, 2022:

		Payments due by fiscal year
(in thousands)	Total	2023	2024	2025	2026	2027	thereafter
Inventory purchase obligation (1)	$273,139	$153,613	$119,526	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of December 31, 2022, the Company also has an obligation to fund uncalled capital commitments of approximately $9.6 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
	December 31, 2022	January 1, 2022
Tianshui Huatian Technology Co., Ltd.	*	11.2%
STMicroelectronics N.V.	12.8%	*
First Technology China Ltd.	11.2%	*
* Represents less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 31, 2022 and January 1, 2022:

	As of
	December 31, 2022	January 1, 2022
Tianshui Huatian Technology Co., Ltd.	*	25.0%
Haoseng Industrial Co., Ltd. (1)	15.7%	15.6%
(1)Distributor of the Company's products.
* Represents less than 10% of total accounts receivable

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development effort; our ability to identify and realize new growth opportunities; our ability to control costs; and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the prolonged Ukraine/Russia conflict, geopolitical tensions and other macroeconomic factors;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 (our “2022 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in our Annual Report.
We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.

OVERVIEW
Kulicke and Soffa Industries, Inc. (“we,” “us,” “our,” or the “Company”) is a leading provider of semiconductor, light-emitting diode (“LED”) and electronic assembly solutions serving the global automotive, consumer, communications, computing and industrial markets. Founded in 1951, we pride ourselves on establishing the foundations for technological advancement - in creating and pioneering interconnect solutions that enable performance improvements, power efficiency, form-factor reductions and assembly excellence of current and next-generation semiconductor devices. Leveraging decades of development proficiency and extensive process technology expertise, our expanding portfolio provides equipment solutions, aftermarket products and services supporting a comprehensive set of interconnect technologies including wire bonding, advanced packaging, lithography, mini and micro LED transfer and electronics assembly. Dedicated to empowering technological discovery, always, we collaborate with customers and technology partners to push the boundaries of possibility, enabling a smarter future.
We design, manufacture and sell capital equipment and tools used to assemble semiconductor devices, including integrated circuits, high and low powered discrete devices, LEDs, and power modules. In addition, we have a portfolio of equipment that is used to assemble components onto electronic circuit boards. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket tools for our and our peer companies’ equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated twelve operating segments as of December 31, 2022, with six operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment.
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

From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in Asia/Pacific region has become more geographically concentrated over time due to customer’s requests, including as a result of general economic and industry conditions. Approximately 89.1% and 97.6% of our net revenue for the three months ended December 31, 2022 and January 1, 2022, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 32.8% and 61.8% of our net revenue for the three months ended December 31, 2022 and January 1, 2022, respectively, were for shipments to customers headquartered in China. While our customers are impacted by the current macroeconomic conditions globally, China, as an important manufacturing and supply chain hub, has witnessed a faster decline in demand and, accordingly, a faster decline in product shipments, compared to the rest of the world. The shipments to customers headquartered in China are subject to heightened risks and uncertainties related to the respective policies of the government of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in China.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions, which, together with the impact of the COVID-19 pandemic discussed below, has resulted in substantial uncertainties in the semiconductor, LED, memory and automotive markets.
Our Capital Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts our financial performance, as changes in this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 31, 2022, our total cash, cash equivalents and short-term investments were $795.6 million, a $20.1 million increase from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2023 to Date
COVID-19 Pandemic
The COVID-19 pandemic and the resulting containment measures have significantly impacted the global economy, disrupted global supply chains, created volatility in equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. The global COVID-19 response remains dynamic and some countries continue to impose or newly introduce quarantines, containment measures or travel restrictions, especially in light of the current surge of COVID-19 cases in China due to the recent lifting of its stringent restrictions. In certain jurisdictions there has been a resurgence of illnesses, which has led to the re-tightening of restrictions. There continues to be a real threat of new variants of the virus emerging in other jurisdictions.
In response to the COVID-19 pandemic, we previously had to temporarily close certain offices in the United States, Europe and Asia, as well as execute our Business Continuity Plan (“BCP”), which measures have disrupted our business operations. Our manufacturing locations have returned to normal operations and, as most countries have relaxed the containment measures over the past few months, we have recalibrated our BCP and restarted other activities in conformance with local guidelines. Our BCP has not included significant headcount reductions or changes in our overall liquidity position.

Macroeconomic Headwinds
We continue to be impacted by the global shortage in electronic components and our supply chain is strained in some cases as the availability of materials, logistics and freight options are challenging in many jurisdictions, especially to, from and within China. In addition, the cost of logistics have increased as a result of macroeconomic conditions and general inflationary pressures, and labor shortages have further contributed to rising costs across the supply chain, further exacerbating the impact the pandemic has had on the supply chain.
We believe that the semiconductor industry macroeconomics have not changed and we anticipate that the industry’s long-term growth projections will normalize, but the sector is seeing short-term volatility and disruption due to general inflationary pressures, falling consumer sentiment, or economic downturn caused, directly or indirectly, by various macroeconomic factors, including the prolonged Ukraine/Russia conflict.
The prolonged Ukraine/Russia conflict has not materially impact on our financial condition and operating results in fiscal 2023 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic, prolonged Ukraine/Russia conflict or other macroeconomic factors, for at least the next twelve months from the date of filing. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions and our near- and long-term liquidity, our financial condition and, consequentially, our operating results could deteriorate.
For a description of the risks to our business arising from or relating to the COVID-19 pandemic and general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2022 Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Net revenue	$176,233	$460,888	$(284,655)	(61.8)%
Cost of sales	87,527	237,650	(150,123)	(63.2)%
Gross profit	88,706	223,238	(134,532)	(60.3)%
Selling, general and administrative	42,376	38,959	3,417	8.8%
Research and development	34,508	33,169	1,339	4.0%
Operating expenses	76,884	72,128	4,756	6.6%
Income from operations	$11,822	$151,110	$(139,288)	(92.2)%

Net Revenue
Our net revenue for the three months ended December 31, 2022 decreased as compared to our net revenue for the three months ended January 1, 2022. The decrease in net revenue is primarily due to lower volume in Capital Equipment and APS.
The following tables reflect net revenue by reportable segments for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022		January 1, 2022		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$135,372	76.8%	$408,528	88.6%	$(273,156)	(66.9)%
APS	40,861	23.2%	52,360	11.4%	(11,499)	(22.0)%
Total net revenue	$176,233	100.0%	$460,888	100.0%	$(284,655)	(61.8)%

Capital Equipment
For the three months ended December 31, 2022, the lower Capital Equipment net revenue as compared to the prior year period was primarily due to lower volume. The lower volume was due to a decrease in customer investments as a result of uncertainties in the overall macroeconomic environment. The lower volume was partially offset by favorable price variance due to customer mix.
APS
For the three months ended December 31, 2022, the lower APS net revenue as compared to the prior year period was primarily due to lower volume in spares, services and bonding tools. The lower volume was due to a decrease in customer utilization.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended		Basis Point
	December 31, 2022	January 1, 2022	Change
Capital Equipment	48.8%	46.9%	190
APS	55.3%	60.4%	(510)
Total gross profit margin	50.3%	48.4%	190

Capital Equipment
For the three months ended December 31, 2022, the higher Capital Equipment gross profit margin as compared to the prior year period was primarily driven by favorable customer and product mix.
APS
For the three months ended December 31, 2022, the lower APS gross profit margin as compared to the prior year period was primarily driven by less favorable product mix in spares, services and bonding tools, and the less favorable price variance in bonding tools.
Operating Expenses
The following tables reflect operating expenses for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Selling, general & administrative	$42,376	$38,959	$3,417	8.8%
Research & development	34,508	33,169	1,339	4.0%
Total	$76,884	$72,128	$4,756	6.6%

Selling, General and Administrative (“SG&A”)
For the three months ended December 31, 2022, the higher SG&A expenses as compared to the prior year period were primarily due to $6.4 million unfavorable variance in foreign exchange, $0.7 million professional services and $0.3 million severance expenses. These were partially offset by $4.1 million lower sales representative commissions.
Research and Development (“R&D”)
For the three months ended December 31, 2022, the higher R&D expenses as compared to the prior year period were primarily due to higher staff costs related to increase in headcount.
Income from Operations
The following tables reflect income from operations by reportable segments for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Capital Equipment	$3,872	$132,019	$(128,147)	(97.1)%
APS	7,950	19,091	(11,141)	(58.4)%
Total income from operations	$11,822	$151,110	$(139,288)	(92.2)%

Capital Equipment and APS
For the three months ended December 31, 2022, the lower Capital Equipment and APS income from operations as compared to the prior year period was primarily due to lower revenue as explained under “Net Revenue” above.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Interest income	$6,559	$471	$6,088	1,292.6%
Interest expense	$(34)	$(40)	$6	(15.0)%

Interest income
For the three months ended December 31, 2022, the higher interest income as compared to the prior year period was primarily due to higher weighted average interest rate on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(dollar amounts in thousands)	December 31, 2022	January 1, 2022	Change
Provision for income taxes	$3,758	$17,935	$(14,177)
Effective tax rate	20.5%	11.8%	8.7%
Please refer to Note 13 of Item 1 for discussion on the provision for income taxes for the three months ended December 31, 2022 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of December 31, 2022 and October 1, 2022:

	As of
(dollar amounts in thousands)	December 31, 2022	October 1, 2022	$ Change
Cash and cash equivalents	$550,613	$555,537	$(4,924)
Short-term investments	245,000	220,000	25,000
Total cash, cash equivalents, and short-term investments	$795,613	$775,537	$20,076
Percentage of total assets	51.3%	48.8%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(in thousands)	December 31, 2022	January 1, 2022
Net cash provided by operating activities	$85,116	$95,874
Net cash (used in)/provided by investing activities	(38,914)	7,289
Net cash used in financing activities	(56,230)	(24,077)
Effect of exchange rate changes on cash and cash equivalents	5,104	(384)
Changes in cash and cash equivalents	$(4,924)	$78,702
Cash and cash equivalents, beginning of period	555,537	362,788
Cash and cash equivalents, end of period	$550,613	$441,490
Three months ended December 31, 2022
Net cash provided by operating activities was primarily due to net income of $14.6 million, non-cash adjustments to net income of $13.5 million and a net favorable change in operating assets and liabilities of $57.0 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $108.8 million, prepaid expenses and other current assets of $0.3 million, and income tax payable of $5.7 million. This was partially offset by an increase in inventories of $27.2 million and a decrease in accounts payable and accrued expenses and other current liabilities of $32.8 million.
The decrease in accounts and other receivable in the three months ended December 31, 2022 was mainly due to lower sales in the period. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to higher payments to suppliers and lower accrued employee compensation that was paid out in the period. The increase in inventories was due to slower utilization in the period.
Net cash used in investing activities was due to net purchase of short-term investments of $25.0 million and capital expenditures of $13.9 million.
Net cash used in financing activities was primarily due to common stock repurchases of $46.3 million and dividend payments of $9.7 million.
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

Fiscal 2023 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2023 capital expenditures to be between approximately $70.0 million and $74.0 million, of which approximately $15.7 million has been incurred through the first quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including the impact from the COVID-19 pandemic, actual or potential inflationary pressures, geopolitical tensions including the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.
As of December 31, 2022 and October 1, 2022, approximately $548.3 million and $499.8 million of cash, cash equivalents, and short-term investments were held by the Company’s foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s international operations and capital requirements are anticipated to be funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. The Company’s U.S. operations and capital requirements are anticipated to be funded primarily by cash generated from U.S. operating activities and cash held by U.S. entities. In the future, the Company may repatriate additional cash held by foreign subsidiaries that has already been subject to U.S. income taxes or drawdown cash from our existing Facility Agreements. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future including repayment of outstanding balances under the Facility Agreements, as well as payment of dividends, share repurchases and income taxes.
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the COVID-19 pandemic and macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, effects arising from the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 31, 2022, the Company repurchased a total of approximately 1,054.3 thousand shares of common stock under the Program at a cost of approximately $45.4 million. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of December 31, 2022, our remaining stock repurchase authorization under the Program was approximately $203.8 million.

Dividends
On November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. Dividends paid during the three months ended December 31, 2022 totaled $9.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of December 31, 2022, the Company had deferred tax liabilities of $34.1 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $17.0 million, inclusive of accrued interest on uncertain tax positions of $2.2 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of December 31, 2022:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$273,139	$153,613	$119,526	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$54,408	6,723	29,414	18,271	—
Total	$327,547	$160,336	$148,940	$18,271	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of December 31, 2022, there were no outstanding amounts under the Overdraft Facility.
As of December 31, 2022, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of December 31, 2022, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 million to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $47.4 million outstanding as of December 31, 2022.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 31, 2022 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report on Form 10-K.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended December 31, 2022 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 2, 2022 to October 29, 2022	450	$39.94	450	$231.2
October 30, 2022 to December 3, 2022	469	$45.20	469	$210.0
December 4, 2022 to December 31, 2022	135	$45.89	135	$203.8
For the three months ended December 31, 2022	1,054		1,054
(1)On August 15, 2017, the Company’s Board of Directors authorized the Program to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On May 3, 2022, the Board of Directors further increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company’s available cash, cash equivalents and short-term investments. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

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

32.1*	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 2, 2023	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)