Form 10-Q
period 2023-04-01
KULICKE & SOFFA INDUSTRIES INC
filed 2023-05-04
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023

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

As of April 28, 2023, there were 56,582,697 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 1, 2023

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	April 1, 2023	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$389,102	$555,537
Short-term investments	345,000	220,000
Accounts and other receivable, net of allowance for doubtful accounts of $0 and $0, respectively	169,140	309,323
Inventories, net	224,159	184,986
Prepaid expenses and other current assets	61,472	62,200
Total current assets	1,188,873	1,332,046
Property, plant and equipment, net	110,680	80,908
Operating right-of-use assets	44,908	41,767
Goodwill	98,893	68,096
Intangible assets, net	39,892	31,939
Deferred tax assets	32,157	25,572
Equity investments	5,433	5,397
Other assets	3,206	2,874
TOTAL ASSETS	$1,524,042	$1,588,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	54,851	67,311
Operating lease liabilities	7,271	6,766
Income taxes payable	21,328	40,063
Accrued expenses and other current liabilities	112,301	134,541
Total current liabilities	195,751	248,681

Deferred tax liabilities	36,180	34,037
Income taxes payable	52,537	64,634
Operating lease liabilities	39,557	34,927
Other liabilities	16,320	11,670
TOTAL LIABILITIES	$340,345	$393,949

Commitments and contingent liabilities (Note 16)

Shareholders’ equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 56,653 and 57,128 shares, respectively	567,031	561,684
Treasury stock, at cost, 28,710 and 28,237 shares, respectively	(719,619)	(675,800)
Retained earnings	1,349,736	1,341,666
Accumulated other comprehensive loss	(13,451)	(32,900)
TOTAL SHAREHOLDERS’ EQUITY	$1,183,697	$1,194,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,524,042	$1,588,599
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net revenue	$173,021	$384,282	$349,254	$845,170
Cost of sales	88,929	182,572	176,456	420,222
Gross profit	84,092	201,710	172,798	424,948
Selling, general and administrative	35,464	35,088	77,840	74,047
Research and development	35,999	37,281	70,507	70,450
Operating expenses	71,463	72,369	148,347	144,497
Income from operations	12,629	129,341	24,451	280,451
Interest income	8,000	470	14,559	941
Interest expense	(32)	(97)	(66)	(137)
Income before income taxes	20,597	129,714	38,944	281,255
Provision for income taxes	5,556	13,713	9,314	31,648
Net income	$15,041	$116,001	$29,630	$249,607

Net income per share:
Basic	$0.27	$1.89	$0.52	$4.03
Diluted	$0.26	$1.86	$0.51	$3.97

Weighted average shares outstanding:
Basic	56,684	61,482	56,868	61,934
Diluted	57,577	62,435	57,739	62,907

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Six months ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$15,041	$116,001	$29,630	$249,607
Other comprehensive income:
Foreign currency translation adjustment	1,654	(4,351)	15,973	(6,016)
Unrecognized actuarial (gain)/loss on pension plan, net of tax	(9)	49	(56)	(19)
	1,645	(4,302)	15,917	(6,035)

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	737	(143)	3,830	65
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(578)	87	(298)	623
Net increase/(decrease) from derivatives designated as hedging instruments, net of tax	159	(56)	3,532	688

Total other comprehensive income/(loss)	1,804	(4,358)	19,449	(5,347)

Comprehensive income	$16,845	$111,643	$49,079	$244,260
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	6	180	57	—	—	237
Repurchase of common stock	(1,054)	—	(45,382)	—	—	(45,382)
Issuance of shares for equity-based compensation	667	(6,412)	6,412	—	—	—
Equity-based compensation	—	6,284	—	—	—	6,284
Cash dividend declared	—	—	—	(10,794)	—	(10,794)
Components of comprehensive income:
Net income	—	—	—	14,589	—	14,589
Other comprehensive income	—	—	—	—	17,645	17,645
Total comprehensive income	—	—	—	14,589	17,645	32,234
Balances as of December 31, 2022	56,747	$561,736	$(714,713)	$1,345,461	$(15,255)	$1,177,229
Issuance of stock for services rendered	5	184	53	—	—	237
Repurchase of common stock	(102)	—	(4,990)	—	—	(4,990)
Issuance of shares for equity-based compensation	3	(31)	31	—	—	—
Equity-based compensation	—	5,142	—	—	—	5,142
Cash dividend declared	—	—	—	(10,766)	—	(10,766)
Components of comprehensive income:
Net income	—	—	—	15,041	—	15,041
Other comprehensive income	—	—	—	—	1,804	1,804
Total comprehensive income	—	—	—	15,041	1,804	16,845
Balances as of April 1, 2023	56,653	$567,031	$(719,619)	$1,349,736	$(13,451)	$1,183,697

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	4	197	41	—	—	238
Repurchase of common stock	(276)	—	(15,380)	—	—	(15,380)
Issuance of shares for equity-based compensation	725	(6,963)	6,963	—	—	—
Equity-based compensation	—	5,074	—	—	—	5,074
Cash dividend declared	—	—	—	(10,610)	—	(10,610)
Components of comprehensive income:
Net income	—	—	—	133,606	—	133,606
Other comprehensive loss	—	—	—	—	(989)	(989)
Total comprehensive income/(loss)	—	—	—	133,606	(989)	132,617
Balances as of January 1, 2022	62,384	$548,425	$(408,788)	$1,071,550	$(4,011)	$1,207,176
Issuance of stock for services rendered	4	202	35	—	—	237
Repurchase of common stock	(2,944)	(30,000)	(146,153)	—	—	(176,153)
Issuance of shares for equity-based compensation	24	(222)	222	—	—	—
Equity-based compensation	—	4,459	—	—	—	4,459
Cash dividend declared	—	—	—	(10,110)	—	(10,110)
Components of comprehensive income/(loss)
Net income	—	—	—	116,001	—	116,001
Other comprehensive loss	—	—	—	—	(4,358)	(4,358)
Total comprehensive income/(loss)	—	—	—	116,001	(4,358)	111,643
Balances as of April 2, 2022	59,468	$522,864	$(554,684)	$1,177,441	$(8,369)	$1,137,252

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	April 1, 2023	April 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,630	$249,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,155	10,563
Equity-based compensation and employee benefits	11,900	10,008
Adjustment for doubtful accounts	—	(245)
Adjustment for inventory valuation	1,694	(140)
Deferred taxes	(6,227)	3,584
Gain on disposal of property, plant and equipment	(217)	(98)
Unrealized foreign currency translation	2,613	(1,412)
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	141,637	53,430
Inventories	(39,055)	(44,367)
Prepaid expenses and other current assets	2,107	(27,205)
Accounts payable, accrued expenses and other current liabilities	(41,286)	(81,318)
Income taxes payable	(30,655)	(4,042)
Other, net	2,640	644
Net cash provided by operating activities	86,936	169,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(36,881)	—
Purchases of property, plant and equipment	(24,515)	(5,658)
Proceeds from sales of property, plant and equipment	235	119
Investment in private equity fund	(36)	—
Purchase of short-term investments	(270,000)	(319,000)
Maturity of short-term investments	145,000	466,000
Net cash (used in)/provided by investing activities	(186,197)	141,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	—	(54,500)
Proceeds from short-term debt	—	54,500
Payment for finance lease	(326)	(242)
Repurchase of common stock/treasury stock	(52,048)	(191,539)
Common stock cash dividends paid	(20,537)	(19,283)
Net cash used in financing activities	(72,911)	(211,064)
Effect of exchange rate changes on cash and cash equivalents	5,737	(1,741)
Changes in cash and cash equivalents	(166,435)	97,665
Cash and cash equivalents at beginning of period	555,537	362,788
Cash and cash equivalents at end of period	$389,102	$460,453

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	$8,269	$511

CASH PAID FOR:
Interest	$66	$137
Income taxes, net of refunds	$41,930	$32,856
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
The interim consolidated condensed financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, filed with the Securities and Exchange Commission, which includes the Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended October 1, 2022. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
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
Nature of Business
The Company designs, manufactures and sells capital equipment and tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers including automotive electronics suppliers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, tools, solutions and services, including those sold or provided by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.
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
Due to the prolonged ongoing effects of the coronavirus (“COVID-19”) pandemic and macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 1, 2023. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended April 1, 2023, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and macroeconomic headwinds that could materially impact our consolidated condensed financial statements in future reporting periods.

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
Business Combinations
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606 Revenue from Contracts with Customers. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. We elected to early adopt this ASU in fiscal year 2023. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of April 1, 2023 and October 1, 2022:

	As of
(in thousands)	April 1, 2023	October 1, 2022

Short-term investments, available-for-sale (1)	$345,000	$220,000

Inventories, net:
Raw materials and supplies	$137,218	$118,833
Work in process	57,429	40,114
Finished goods	48,913	45,277
	243,560	204,224
Inventory reserves	(19,401)	(19,238)
	$224,159	$184,986
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,186	22,783
Leasehold improvements	74,888	32,400
Data processing equipment and software	36,102	38,223
Machinery, equipment, furniture and fixtures	93,507	90,151
Construction in progress	14,195	25,004
	244,060	210,743
Accumulated depreciation	(133,380)	(129,835)
	$110,680	$80,908
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$52,861	$58,916
Wages and benefits	25,006	50,279
Dividends payable	10,766	9,743
Commissions and professional fees	4,179	5,019
Severance	42	19
Other	19,447	10,565
	$112,301	$134,541

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended April 1, 2023 and April 2, 2022.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3. BUSINESS COMBINATION
Acquisition of Advanced Jet Automation Co., Ltd. (“AJA”)
On September 8, 2022, the Company through one of its subsidiaries, Kulicke and Soffa Luxembourg S.À R.L, entered into a definitive agreement (the “Definitive Agreement”) for the acquisition of Advanced Jet Automation Co., Ltd. (“AJA”), a technology company headquartered in Taiwan. Subsequent to the acquisition, AJA has been renamed to Kulicke and Soffa Hi-Tech Co., Ltd..
On February 22, 2023 (the “Closing Date”), pursuant to the Definitive Agreement, the Company completed its acquisition of AJA, including the material business and assets formerly owned by AJA’s affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro-dispensing equipment and solutions in Taiwan. AJA became a wholly-owned subsidiary of the Company and will operate as a business unit (“dispensing business unit”), which is classified as a new operating segment within the Capital Equipment reportable segment. The acquisition broadens the Company’s existing semiconductor, electronic assembly and advanced display portfolio, increasing opportunities across several exciting growth areas including mini and micro LED, which support both backlighting and direct-emissive approaches.
The purchase price consisted of $38.1 million in cash paid at closing (the “Purchase Price”) and additional potential earn-out payments based on certain revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) benchmarks established for the dispensing business unit. As of the Closing Date, the Company held $4.0 million in escrow and will continue to hold such sums for a period of twenty-four (24) months from the Closing Date, as security pending the completion of Ruo Chuan Inc.’s obligations as the seller under the Definitive Agreement.
The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on current information available. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of February 21, 2024. Any changes in these estimates may have a material impact on our Consolidated Condensed Statements of Operations or Consolidated Condensed Balance Sheets.
The acquisition of AJA was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the Closing Date:

(in thousands)	February 22, 2023
Cash and cash equivalents	$1,238
Account and other receivables, net	1,156
Inventory	1,581
Property, plant and equipment, net	1,462
Right-of-use assets	989
Other assets	127
Goodwill	27,975
Intangible assets	7,768
Accounts and other payables	(965)
Accrued expenses and other liabilities	(251)
Contract liabilities	(187)
Lease liability	(989)
Deferred tax liabilities	(1,785)
Total purchase price	$38,119
Excluding inventory and property, plant and equipment, all other tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the Closing Date. In connection with the acquisition of AJA, the Company recorded deferred tax liabilities primarily relating to the acquired intangible assets.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and includes the value of expected future cash flows of AJA from expected synergies with our other affiliates and other unidentifiable intangible assets. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.
The following table summarizes the fair value, useful life and valuation methodology of each identifiable intangible asset.

(in thousands)	Fair Value	Useful Lives
Developed technology(1)	$4,261	8
Customer relationships(2)	2,131	8
In-process research and development (“IPR&D”)(3)	459	N.A.
Patents(3)	524	8
Order Backlog(4)	393	1
Total identifiable intangible assets	$7,768
(1)The fair value of developed technology was determined using the Relief-from-Royalty Method under the income approach.
(2)Customer relationships represent the fair value of the existing relationships using the Multi-Period Excess Earnings Method under the income approach.
(3)The fair value of IPR&D and Patents were determined using the Replacement Cost Method, a form of the cost approach.
(4)Order backlog represents primarily the fair value of purchase arrangements with customers using the Multi-Period Excess Earnings Method under the income approach.
IPR&D is recorded as an indefinite-lived intangible asset and not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third party. Developed technology, customer relationships, patents and order backlog are amortized using a straight-line method, representing the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.
For the three and six months ended April 1, 2023, the acquired dispensing business unit contributed a net loss of $0.4 million.
For the three and six months ended April 1, 2023, the Company incurred $0.3 million and $0.4 million of expenses related to the acquisition, respectively, which is included within selling, general and administrative expense in the Consolidated Condensed Statements of Operations.
The acquisition did not result in material contributions to revenue and net income in the consolidated financial statements for the three and six months ended April 1, 2023. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to AJA were insignificant to the Company’s consolidated financial statements taken as a whole.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
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
During the three and six months ended April 1, 2023, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended April 1, 2023, the prolonged ongoing effects of the COVID-19 pandemic and macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment.

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
The following table summarizes the Company’s recorded goodwill by reportable segments (refer to Note 15) as of April 1, 2023 and October 1, 2022:

(in thousands)	Capital Equipment	APS	Total
Balance at October 1, 2022	$42,189	$25,907	$68,096
Acquired in business combination	27,975	—	$27,975
Other	2,542	280	$2,822
Balance at April 1, 2023	$72,706	$26,187	$98,893

During the quarter ended April 1, 2023, the Company recorded goodwill relating to the acquisition of AJA. For further information on the acquisition of AJA, please refer to Note 3.

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of April 1, 2023 and October 1, 2022:

	As of		Average estimated
(dollar amounts in thousands)	April 1, 2023	October 1, 2022	useful lives (in years)
Developed technology	$99,209	$89,017	6.0 to 15.0
Accumulated amortization	(64,139)	(58,636)
Net developed technology	$35,070	$30,381

Customer relationships	$37,156	$33,515	5.0 to 8.0
Accumulated amortization	(35,048)	(33,515)
Net customer relationships	$2,108	$—

In-process research and development	$459	$—	N.A
Net in-process research and development	$459	$—

Trade and brand name	$7,195	$6,945	7.0 to 8.0
Accumulated amortization	(7,195)	(6,945)
Net trade and brand name	—	—

Other intangible assets	$5,618	$4,700	1.0 to 8.0
Accumulated amortization	(3,363)	(3,142)
Net other intangible assets	$2,255	$1,558

	$39,892	$31,939

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of April 1, 2023:

As of
(in thousands)	April 1, 2023
Remaining fiscal 2023	$3,567
Fiscal 2024	6,963
Fiscal 2025	6,799
Fiscal 2026	6,799
Fiscal 2027	6,095
Thereafter	9,669
Total amortization expense	$39,892

NOTE 5. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of April 1, 2023:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$35,326	$—	$—	$35,326
Cash equivalents:
Money market funds (1)	290,721	—	(8)	290,713
Time deposits (2)	63,063	—	—	63,063
Total cash and cash equivalents	$389,110	$—	$(8)	$389,102
Short-term investments:
Time deposits (2)	345,000	—	—	345,000
Total short-term investments	$345,000	$—	$—	$345,000
Total cash, cash equivalents and short-term investments	$734,110	$—	$(8)	$734,102
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
(2)Fair value approximates cost basis.

NOTE 6. EQUITY INVESTMENTS
Equity investments consisted of the following as of April 1, 2023 and October 1, 2022:

	As of
(in thousands)	April 1, 2023	October 1, 2022
Non-marketable equity securities	$5,433	$5,397

NOTE 7. FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended April 1, 2023.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.
Fair Value of Financial Instruments
Amounts reported as accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of April 1, 2023 and October 1, 2022 were as follows:

	As of
	April 1, 2023		October 1, 2022
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$59,947	$1,298	$57,570	$(2,234)
Total derivatives	$59,947	$1,298	$57,570	$(2,234)
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

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 1, 2023 and April 2, 2022 were as follows:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax (1)	$737	$(143)	$3,830	$65
Net gain/(loss) reclassified from accumulated OCI into income, net of tax (2)	$578	$(87)	$298	$(623)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of April 1, 2023, there were four options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of April 1, 2023 and October 1, 2022, our finance leases are not material.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table shows the components of lease expense:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating lease expense (1)	$2,683	$1,990	$5,273	$4,044
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and six months ended April 1, 2023 and April 2, 2022.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six months ended
(in thousands)	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,673	$3,752
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	April 1, 2023	October 1, 2022
Operating leases:
Weighted-average remaining lease term (in years):	7.8	8.0
Weighted-average discount rate:	5.9%	5.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	April 1, 2023
Remaining fiscal 2023	$4,987
Fiscal 2024	9,325
Fiscal 2025	8,477
Fiscal 2026	7,347
Fiscal 2027	5,531
Thereafter	23,486
Total minimum lease payments	$59,153
Less: Interest	$12,325
Present value of lease obligations	$46,828
Less: Current portion	$7,271
Long-term portion of lease obligations	$39,557

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 10. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of April 1, 2023, the outstanding amount under this facility was $3.2 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of April 1, 2023, there were no outstanding amounts under the Overdraft Facility.

NOTE 11. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “401(k) Plan”) for eligible U.S. employees. The 401(k) Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the 401(k) Plan during the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cash	$540	$496	$1,014	$1,004
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 1, 2023, the Company repurchased a total of approximately 101.9 thousand and 1,156.2 thousand shares of common stock under the Program at a cost of approximately $5.0 million and $50.4 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.

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
As of April 1, 2023, our remaining stock repurchase authorization under the Program was approximately $198.8 million.
Dividends
On November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. Dividends paid during the three and six months ended April 1, 2023 totaled $10.8 million and $20.5 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of April 1, 2023 and October 1, 2022:

	As of
(in thousands)	April 1, 2023	October 1, 2022
Loss from foreign currency translation adjustments	$(13,881)	$(29,854)
Unrecognized actuarial loss on pension plan, net of tax	(868)	(812)
Unrealized gain/(loss) on hedging	1,298	(2,234)
Accumulated other comprehensive loss	$(13,451)	$(32,900)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of April 1, 2023, 2.5 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended April 1, 2023 and April 2, 2022 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(shares in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Time-based RSUs	4	7	512	302
Relative TSR PSUs	—	4	186	154
Growth PSUs	—	3	92	77
Common stock	6	4	12	8
Equity-based compensation in shares	10	18	802	541
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of sales	$323	$308	$631	$534
Selling, general and administrative	3,731	3,296	8,598	7,252
Research and development	1,325	1,092	2,671	2,222
Total equity-based compensation expense	$5,379	$4,696	$11,900	$10,008
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Time-based RSUs	$3,611	$3,022	$7,198	$5,918
Relative TSR PSUs	1,193	1,074	2,445	1,987
Growth PSUs	338	363	1,783	1,628
Common stock	237	237	474	475
Total equity-based compensation expense	$5,379	$4,696	$11,900	$10,008

NOTE 12. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended April 1, 2023, and April 2, 2022, the service revenue was not material.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table shows the changes in contract asset balances during the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Contract assets, beginning of period	$28,987	$—	$26,317	$—
Additions	223	26,721	2,893	26,721
Contract assets, end of period	$29,210	$26,721	$29,210	$26,721
The following table shows the changes in contract liability balances during the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Contract liabilities, beginning of period	$7,781	$28,228	$3,160	$15,596
Revenue recognized	(9,276)	(43,818)	(16,546)	(75,184)
Additions	8,051	32,890	19,942	76,888
Contract liabilities, end of period	$6,556	$17,300	$6,556	$17,300

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended
(in thousands, except per share data)	April 1, 2023		April 2, 2022
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$15,041	$15,041	$116,001	$116,001
DENOMINATOR:
Weighted average shares outstanding - Basic	56,684	56,684	61,482	61,482
Dilutive effect of Equity Plans		893		953
Weighted average shares outstanding - Diluted		57,577		62,435
EPS:
Net income per share - Basic	$0.27	$0.27	$1.89	$1.89
Effect of dilutive shares		(0.01)		(0.03)
Net income per share - Diluted		$0.26		$1.86

Anti-dilutive shares(1)		0		21

	Six months ended
(in thousands, except per share data)	April 1, 2023		April 2, 2022
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$29,630	$29,630	$249,607	$249,607
DENOMINATOR:
Weighted average shares outstanding - Basic	56,868	56,868	61,934	61,934
Dilutive effect of Equity Plans		871		973
Weighted average shares outstanding - Diluted		57,739		62,907
EPS:
Net income per share - Basic	$0.52	$0.52	$4.03	$4.03
Effect of dilutive shares		(0.01)		(0.06)
Net income per share - Diluted		$0.51		$3.97

Anti-dilutive shares(1)		1		1
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and six months ended April 1, 2023 and April 2, 2022 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 14. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Provision for income taxes	$5,556	$13,713	$9,314	$31,648
Effective tax rate	27.0%	10.6%	23.9%	11.3%

For the three and six months ended April 1, 2023 as compared to the same periods ended April 2, 2022, the decrease in provision for income taxes is primarily related to a decrease in profitability and the increase in effective tax rate is primarily related to the increase in global intangible low-taxed income (“GILTI”), driven by the capitalization of research and development expenditures as mandated by the U.S. Tax Cuts and Jobs Act of 2017.
For the three and six months ended April 1, 2023, the effective tax rate is higher than the U.S. federal statutory tax rate primarily due to GILTI, partially offset by foreign income earned in lower tax jurisdiction and tax incentives.

NOTE 15. SEGMENT INFORMATION
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
The following table reflects operating information by segment for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net revenue:
Capital Equipment	$133,727	$333,909	$269,099	$742,437
APS	39,294	50,373	80,155	102,733
Net revenue	173,021	384,282	349,254	845,170
Income from operations:
Capital Equipment	3,318	111,200	7,190	243,219
APS	9,311	18,141	17,261	37,232
Income from operations	$12,629	$129,341	$24,451	$280,451
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net revenue by Capital Equipment end markets served for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
General Semiconductor	$71,064	$198,694	$139,436	$447,217
Automotive & Industrial	51,455	58,700	104,635	109,348
LED	5,894	42,036	15,087	108,191
Memory	5,314	34,479	9,941	77,681
Total Capital Equipment revenue	$133,727	$333,909	$269,099	$742,437

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Capital expenditures:
Capital Equipment	$14,951	$2,467	$29,050	$4,433
APS	2,432	917	3,984	1,827
	$17,383	$3,384	$33,034	$6,260

Depreciation expense:
Capital Equipment	$3,187	$2,256	$5,627	$4,539
APS	1,792	1,817	3,571	3,590
	$4,979	$4,073	$9,198	$8,129

Amortization expense:
Capital Equipment	$1,171	$921	$2,192	$1,933
APS	392	230	765	501
	$1,563	$1,151	$2,957	$2,434

NOTE 16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
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
The following table reflects the reserve for warranty activity for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Six months ended
(in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Reserve for warranty, beginning of period	$11,421	$17,110	$13,443	$16,961
Provision for warranty	2,882	2,191	4,982	6,159
Utilization of reserve	(3,835)	(3,783)	(7,957)	(7,602)
Reserve for warranty, end of period	$10,468	$15,518	$10,468	$15,518

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of April 1, 2023:

		Payments due by fiscal year
(in thousands)	Total	2023	2024	2025	2026	2027	thereafter
Inventory purchase obligation (1)	$233,697	$54,215	$179,482	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of April 1, 2023, the Company also has an obligation to fund uncalled capital commitments of approximately $9.6 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended April 1, 2023 and April 2, 2022:

	Six months ended
	April 1, 2023	April 2, 2022
First Technology China Ltd.	11.9%	*
* Represents less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of April 1, 2023 and April 2, 2022:

	As of
	April 1, 2023	April 2, 2022
Intel Corporation	14.6%	*
Tianshui Huatian Technology Co., Ltd.	*	23.5%
Haoseng Industrial Co., Ltd. (1)	*	12.4%
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
•our expectations regarding our success in integrating companies we may acquire with our business, and our ability to continue to acquire or divest companies;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 (our “2022 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in our Annual Report.
We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.

OVERVIEW
Founded in 1951, Kulicke and Soffa Industries, Inc. (“we,” “us,” “our,” or the “Company”) specializes in developing cutting-edge semiconductor and electronics assembly solutions enabling a smarter and more sustainable future. Our ever-growing range of products and services supports growth and facilitates technology transitions across large-scale markets, such as advanced display, automotive, communications, compute, consumer, data storage, energy storage and industrial.
We design, manufacture and sell capital equipment, consumables and services used to assemble semiconductor and electronic devices, such as integrated circuits, powered discrete, light-emitting diode (“LEDs”), advanced displays and sensors. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket solutions and services for our and our peer companies’ equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
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
We operate two reportable segments, consisting of Capital Equipment and Aftermarket Products and Services (“APS”). We have aggregated thirteen operating segments as of April 1, 2023, with seven operating segments within the Capital Equipment reportable segment and six operating segments within the APS reportable segment. During the quarter ended April 1, 2023, we have formed an additional operating segment within the Capital Equipment reportable segment as a result of the acquisition of AJA. Please refer to Note 3 of Item 1 for a discussion on the business combination.
Our Capital Equipment segment engages in the manufacture and sale of ball bonders, wafer level bonders, wedge bonders, advanced packaging tools, high precision dispense systems, mini and micro LED transfer solutions, hybrid and electronic assembly solutions to semiconductor device manufacturers, IDMs, foundries, OSATs, display manufacturers, other electronics manufacturers and automotive electronics suppliers. Our APS segment engages in the manufacture and sale of a variety of tools for a broad range of semiconductor packaging applications, spare parts, equipment repair, maintenance and servicing, training services, refurbishment and upgrades for our equipment.
Business Environment
The semiconductor business environment is highly volatile and is driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecasted to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both IDMs and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending—the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in demand during the December quarter. This annual seasonality can be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 92.5% and 94.0% of our net revenue for the three months ended April 1, 2023 and April 2, 2022, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 32.1% and 40.8% of our net revenue for the three months ended April 1, 2023 and April 2, 2022, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 90.8% and 96.0% of our net revenue for the six months ended April 1, 2023 and April 2, 2022, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 32.5% and 52.3% of our net revenue for the six months ended April 1, 2023 and April 2, 2022, respectively, were for shipments to customers headquartered in China.
While our customers are impacted by the current global macroeconomic conditions, those with operations in China, an important manufacturing and supply chain hub, have witnessed a faster decline in demand and, accordingly, a faster decline in product shipments, compared to the rest of the world. The shipments to customers headquartered in China are subject to heightened risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China that could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in China.
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
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. However, our visibility into future demand is generally limited, forecasting is difficult and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of April 1, 2023, our total cash, cash equivalents and short-term investments were $734.1 million, a $41.4 million decrease from the prior fiscal year end. We believe our strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Key Events in Fiscal 2023 to Date
Business Combinations
As part of our corporate strategy, we continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. On February 22, 2023, we completed the acquisition of Advanced Jet Automation Co., Ltd (“AJA”), including the material business and assets formerly owned by its affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro-dispensing equipment and solutions in Taiwan. The purchase price consisted of $38.1 million in cash paid at closing, of which $4.0 million from the purchase price will be held by us in escrow. This acquisition broadens our existing semiconductor, electronic assembly and advanced display portfolio, increasing opportunities across several exciting growth areas including mini and micro LED, which support both backlighting and direct-emissive approaches. As of February 22, 2023, AJA became our wholly-owned subsidiary. Please refer to Note 3―Business Combination for additional information related to our acquisition of AJA.

Macroeconomic Headwinds
Supply chain disruptions and global shortages in electronic components are generally abating in many jurisdictions. However, the cost of logistics remains high as a result of macroeconomic conditions, and labor shortages persist across layers of the supply chain.
During fiscal years 2021 and 2022, semiconductor suppliers rapidly increased production output in response to increases in end-consumer demand. Concerns surrounding supply availability spurred defensive inventory purchases, which led to a heightened demand for our products.
The current macroeconomic conditions and declining consumer sentiment have resulted in significant inventory buildup in the semiconductor industry. Many of our consumers who accumulated our products in the past two years are reducing their order rates as a result of inventory adjustment and shorter lead times. The general reduction in demand within the semiconductor industry may also result in the instability of our key suppliers, as they struggle with oversupply and the rising cost of business.
Due to general inflationary pressures, declining consumer sentiment, and an economic downturn caused, directly or indirectly, by various macroeconomic factors, including the prolonged Ukraine/Russia conflict, the sector is seeing short-term volatility and disruption. However, we believe that the semiconductor industry macroeconomics have not changed and we anticipate that the industry’s long-term growth projections will normalize.
The prolonged Ukraine/Russia conflict has no material impact on our financial condition and operating results in fiscal 2023 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the prolonged, ongoing effects of the COVID-19 pandemic, prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of filing. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
COVID-19 Pandemic
The COVID-19 pandemic and the resulting containment measures have significantly impacted the global economy, disrupted global supply chains, created volatility in equity market valuations, created significant volatility and disruption in financial markets, and significantly increased unemployment levels. While conditions related to the COVID-19 pandemic have generally improved since 2022, the global COVID-19 response remains dynamic. The ongoing effects of the COVID-19 pandemic remain difficult to predict due to various uncertainties, including the potential resurgence of illnesses and the potential emergence of new variants of the virus.
For a description of the risks to our business arising from or relating to the COVID-19 pandemic and general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2022 Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Net revenue	$173,021	$384,282	$(211,261)	(55.0)%
Cost of sales	88,929	182,572	(93,643)	(51.3)%
Gross profit	84,092	201,710	(117,618)	(58.3)%
Selling, general and administrative	35,464	35,088	376	1.1%
Research and development	35,999	37,281	(1,282)	(3.4)%
Operating expenses	71,463	72,369	(906)	(1.3)%
Income from operations	$12,629	$129,341	$(116,712)	(90.2)%

	Six months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Net revenue	$349,254	$845,170	$(495,916)	(58.7)%
Cost of sales	176,456	420,222	(243,766)	(58.0)%
Gross profit	172,798	424,948	(252,150)	(59.3)%
Selling, general and administrative	77,840	74,047	3,793	5.1%
Research and development	70,507	70,450	57	0.1%
Operating expenses	148,347	144,497	3,850	2.7%
Income from operations	$24,451	$280,451	$(256,000)	(91.3)%
Net Revenue
Our net revenue for the three and six months ended April 1, 2023 decreased as compared to our net revenue for the three and six months ended April 2, 2022. The decrease in net revenue is primarily due to lower volume in Capital Equipment and APS, as further outlined following the tables immediately below.
The following tables reflect net revenue by reportable segments for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended
(dollar amounts in thousands)	April 1, 2023		April 2, 2022		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$133,727	77.3%	$333,909	86.9%	$(200,182)	(60.0)%
APS	39,294	22.7%	50,373	13.1%	(11,079)	(22.0)%
Total net revenue	$173,021	100.0%	$384,282	100.0%	$(211,261)	(55.0)%

	Six months ended
(dollar amounts in thousands)	April 1, 2023		April 2, 2022		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Capital Equipment	$269,099	77.0%	$742,437	87.8%	$(473,338)	(63.8)%
APS	80,155	23.0%	102,733	12.2%	(22,578)	(22.0)%
Total net revenue	$349,254	100.0%	$845,170	100.0%	$(495,916)	(58.7)%

Capital Equipment
For the three and six months ended April 1, 2023, the decrease in Capital Equipment net revenue as compared to the prior year period was due to lower volume of customer purchases primarily in the general semiconductor, LED and memory markets. The lower volume in these end markets was a result of uncertainties in the overall macroeconomic environment, leading to a decline in consumer and industrial purchases. This is exacerbated by the high semiconductor supply chain inventories, which contributed to a low utilization of our equipment at our customers, resulting in less demand for our products. The lower volume was partially offset by favorable price variance due to a shift in customer mix (higher sales to customers where we achieve higher average margins).
APS
For the three and six months ended April 1, 2023, the decrease in APS net revenue as compared to the prior year period was due to lower volume of customer purchases primarily in spares and services, as well as a slight decrease in bonding tools. The lower volume was also due to a low utilization of our equipment resulting from the decline in consumer and industrial purchases and high semiconductor supply chain inventories, primarily in the general semiconductor end market, by an estimated 20% compared to the prior period.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended		Basis Point
	April 1, 2023	April 2, 2022	Change
Capital Equipment	46.0%	51.2%	(520)
APS	57.6%	61.2%	(360)
Total gross profit margin	48.6%	52.5%	(390)

	Six months ended		Basis Point
	April 1, 2023	April 2, 2022	Change
Capital Equipment	47.4%	48.8%	(140)
APS	56.4%	60.8%	(440)
Total gross profit margin	49.5%	50.3%	(80)
Capital Equipment
For the three and six months ended April 1, 2023, the decrease in Capital Equipment gross profit margin as compared to the prior year period was primarily driven by lower volume of customer purchases resulting from uncertainties in the overall macroeconomic environment and high semiconductor supply chain inventories and less favorable product mix (lower sales of higher margin products) from ball bonders and mini and micro LED transfer solutions.
APS
For the three and six months ended April 1, 2023, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by less favorable product mix among the spares, services and bonding tools, and lower average selling prices of bonding tools.

Operating Expenses
The following tables reflect operating expenses for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Selling, general & administrative	$35,464	$35,088	$376	1.1%
Research & development	35,999	37,281	(1,282)	(3.4)%
Total	$71,463	$72,369	$(906)	(1.3)%

	Six months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Selling, general & administrative	$77,840	$74,047	$3,793	5.1%
Research & development	70,507	70,450	57	0.1%
Total	$148,347	$144,497	$3,850	2.7%
Selling, General and Administrative (“SG&A”)
For the three months ended April 1, 2023, the increase in SG&A expenses as compared to the prior year period was primarily due to $0.7 million higher staff costs related to an increase in headcount and $0.4 million lower wage related incentives received from the Singapore Government. This was partially offset by a $0.7 million gain on a partial disposal of investment.
For the six months ended April 1, 2023, the increase in SG&A expenses as compared to the prior year period was primarily due to $7.6 million in net unfavorable variance in foreign exchange, a $0.9 million increase in professional services, an increase of $0.8 million in severance and $0.7 million higher facilities startup expenses, offset by $0.4 million in wage related incentives received from the Singapore Government. These were further offset by a decrease of $6.8 million in sales representative commissions.
Research and Development (“R&D”)
For the three months ended April 1, 2023, the decrease in R&D expenses as compared to the prior year period was primarily due to $1.0 million decrease in engineering services, prototype materials, toolings and freight.
Income from Operations
The following tables reflect income from operations by reportable segments for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Capital Equipment	$3,318	$111,200	$(107,882)	(97.0)%
APS	9,311	18,141	(8,830)	(48.7)%
Total income from operations	$12,629	$129,341	$(116,712)	(90.2)%

	Six months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Capital Equipment	$7,190	$243,219	$(236,029)	(97.0)%
APS	17,261	37,232	(19,971)	(53.6)%
Total income from operations	$24,451	$280,451	$(256,000)	(91.3)%

Capital Equipment and APS
For the three and six months ended April 1, 2023, the decrease in Capital Equipment and APS income from operations as compared to the prior year period was primarily due to the changes in revenue and operating expenses as explained under “Net Revenue” and “Operating Expenses” above.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Interest income	$8,000	$470	$7,530	1,602.1%
Interest expense	$(32)	$(97)	$65	(67.0)%

	Six months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change
Interest income	$14,559	$941	$13,618	1,447.2%
Interest expense	$(66)	$(137)	$71	(51.8)%

Interest income
For the three and six months ended April 1, 2023, interest income increased as compared to the prior year period primarily due to a higher average balance in short-term investments and higher weighted average interest rate on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 1, 2023 and April 2, 2022:

	Three months ended			Six months ended
(dollar amounts in thousands)	April 1, 2023	April 2, 2022	Change	April 1, 2023	April 2, 2022	Change
Provision for income taxes	$5,556	$13,713	$(8,157)	$9,314	$31,648	$(22,334)
Effective tax rate	27.0%	10.6%	16.4%	23.9%	11.3%	12.6%
For the three months ended April 1, 2023 as compared to the same period ended April 2, 2022, the decrease in provision for income taxes is primarily related to a decrease in profitability and the increase in effective tax rate is primarily related to the impact of mandatory capitalization of R&D expenditures to GILTI.
For the six months ended April 1, 2023, as compared to the same period ended April 2, 2022, the decrease in provision for income taxes is primarily related to a decrease in profitability and the increase in effective tax rate is higher than the U.S. federal statutory tax rate primarily due to GILTI, partially offset by foreign income earned in lower tax jurisdictions and tax incentives.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of April 1, 2023 and October 1, 2022:

	As of
(dollar amounts in thousands)	April 1, 2023	October 1, 2022	$ Change
Cash and cash equivalents	$389,102	$555,537	$(166,435)
Short-term investments	345,000	220,000	125,000
Total cash, cash equivalents, and short-term investments	$734,102	$775,537	$(41,435)
Percentage of total assets	48.2%	48.8%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the six months ended April 1, 2023 and April 2, 2022:

	Six months ended
(in thousands)	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$86,936	$169,009
Net cash (used in)/provided by investing activities	(186,197)	141,461
Net cash used in financing activities	(72,911)	(211,064)
Effect of exchange rate changes on cash and cash equivalents	5,737	(1,741)
Changes in cash and cash equivalents	$(166,435)	$97,665
Cash and cash equivalents, beginning of period	555,537	362,788
Cash and cash equivalents, end of period	$389,102	$460,453
Six months ended April 1, 2023
Net cash provided by operating activities was primarily due to net income of $29.6 million, non-cash adjustments to net income of $21.9 million and a net favorable change in operating assets and liabilities of $35.4 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $141.6 million, prepaid expenses and other current assets of $2.1 million. This was partially offset by an increase in inventories of $39.1 million, a decrease in accounts payable and accrued expenses and other current liabilities of $41.3 million and income tax payable of $30.7 million.
The decrease in accounts and other receivable in the six months ended April 1, 2023 was mainly due to lower sales in the period. The decrease in income tax payable was primarily due to lower profitability. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to higher payments to suppliers, lower material purchases and lower accrued employee compensation that was paid out in the period. The increase in inventories was due to slower utilization in the period and build up of long lead time materials to fulfill certain customer purchase orders.
Net cash used in investing activities was due to net purchase of short-term investments of $125.0 million, cash outflow for the AJA acquisition of $36.9 million and capital expenditures of $24.5 million.
Net cash used in financing activities was primarily due to common stock repurchases of $52.0 million and dividend payments of $20.5 million.
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

Fiscal 2023 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2023 capital expenditures to be between approximately $53.0 million and $57.0 million, of which approximately $33.0 million has been incurred through the second quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including the impact from the prolonged ongoing effects of the COVID-19 pandemic, actual or potential inflationary pressures, geopolitical tensions including the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.
As of April 1, 2023 and October 1, 2022, approximately $553.6 million and $499.8 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s operations and capital requirements are anticipated to be funded primarily by cash on hand, cash generated from operating activities, and cash from our existing Facility Agreements. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future, including repayment of outstanding balances under the Facility Agreements, as well as payment of dividends, share repurchases and income taxes.
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the prolonged effect of COVID-19 pandemic and macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, and effects arising from the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
In this unprecedented environment, as a result of the ongoing effects of the COVID-19 pandemic, the prolonged Ukraine/Russia conflict or for other reasons, we may seek, as we believe appropriate, additional debt or equity financing that would provide capital for general corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the global economic situation.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 1, 2023, the Company repurchased a total of approximately 101.9 thousand and 1,156.2 thousand shares of common stock under the Program at a cost of approximately $5.0 million and $50.4 million, respectively. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of April 1, 2023, our remaining stock repurchase authorization under the Program was approximately $198.8 million.

Dividends
On November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. Dividends paid during the three and six months ended April 1, 2023 totaled $10.8 million and $20.5 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of April 1, 2023, the Company had deferred tax liabilities of $36.2 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $17.5 million, inclusive of accrued interest on uncertain tax positions of $2.4 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of April 1, 2023:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$233,697	$54,215	$179,482	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$47,686	12,606	35,080	—	—
Total	$281,383	$66,821	$214,562	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of April 1, 2023, there were no outstanding amounts under the Overdraft Facility.
As of April 1, 2023, other than the bank guarantee disclosed in Note 10 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of April 1, 2023, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 million to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $59.9 million outstanding as of April 1, 2023.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2023 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
We completed the acquisition of AJA on February 22, 2023, as discussed in Note 3―Business Combination of the Notes to the Consolidated Condensed Financial Statements. Although existing event driven controls were followed related to the business combination accounting for the acquisition of AJA, management intends to exclude AJA from its assessment of the Company’s internal control over financial reporting for the fiscal year ending September 30, 2023. This exclusion would be in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the first fiscal year in which the acquisition occurred.
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended April 1, 2023 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended April 1, 2023 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023 to January 28, 2023	66	$47.01	66	$200.7
January 29, 2023 to March 4, 2023	14	$53.19	14	$199.9
March 5, 2023 to April 1, 2023	22	$52.14	22	$198.8
For the three months ended April 1, 2023	102		102
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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 4, 2023	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)