Form 10-K/A
period 2022-10-01
KULICKE & SOFFA INDUSTRIES INC
filed 2023-08-08
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

Kulicke and Soffa Industries, Inc. (the “Company”, “we”, “us”, “our” or “K&S”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2022 (the “Original Form 10-K”) to make certain changes as described below.
During the third quarter of fiscal year 2023, in response to comment letters from and ongoing discussions with the staff of the SEC, the Company reconsidered the guidance under ASC 280, Segment Reporting, and determined that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements, included in the Original Form 10-K.
In light of the foregoing, management reassessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2022, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified a material weakness related to the Company’s segment reporting and, accordingly, concluded that our disclosure controls and procedures were not effective as of October 1, 2022 and that the Company did not maintain effective internal control over financial reporting as of October 1, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company is filing this Amendment to the Original Form 10-K for the purpose of amending the Original Form 10-K to: (i) amend Part II, Item 8 “Financial Statements and Supplementary Data” to reissue the Report of Independent Registered Public Accounting Firm as it pertains to PricewaterhouseCoopers LLP’s (“PwC”) opinion on the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of October 1, 2022; and (ii) amend and restate Part II, Item 9A “Controls and Procedures” of the Original Form 10-K to reflect management’s conclusion that the Company’s ICFR and disclosure controls and procedures were not effective as of the October 1, 2022 due to the material weakness in ICFR, and to describe the Company’s remediation plan for addressing such material weakness.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included the entire text of Part I, Item IA, Part II, Item 7, Part II, Item 8, Part II, Item 9A of the Original Form 10-K in this Amendment. However, there have been no changes to the text of such items other than the amendments as stated in the immediately preceding paragraph, and as further discussed below.
The Company has evaluated the materiality of the incorrect presentation of its segment-related disclosures in the notes to its consolidated financial statements and has concluded that it did not result in a material misstatement of the Company’s previously issued consolidated financial statements.
Notwithstanding the above, the Company has determined that it would revise its notes to the consolidated financial statements to correct the presentation of its segment-related disclosures and will additionally: (i) amend Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” to revise the segment-related information within the “Results of Operations”; and (ii) revise segment-related information in Note 4: Goodwill and Intangible Assets and Note 16: Segment Information.
The Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent from PwC. Accordingly, this Amendment amends Items 15 “Exhibits, Financial Statement Schedules” in the Original Form 10-K to reflect the filing of the new certifications and consent. Except as specifically noted above, this Amendment does not reflect events that occurred subsequent to the filing of the Original Form 10-K, nor does it modify or update disclosures in the Original Form 10-K in any way. Among other things, risk factors and forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and any such forward looking statements should be read in their historical context.
Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2022 Annual Report on Form 10-K/A
October 1, 2022
 Index

		Page Number
	Explanatory Note
	Part I
Item 1A.	Risk Factors	2
	Part II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 8.	Financial Statements and Supplementary Data	28

Item 9A.	Controls and Procedures	67
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	69

	Signatures	73

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in the Original Form 10-K and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Form 10-K/A.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in the Original Form 10-K and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Form 10-K/A.
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
This section of this Form 10-K/A generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K/A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, which was filed with the SEC on November 18, 2021.
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
•Recent Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources
•Other Obligations and Contingent Payments
Overview
For an overview of our business, see “Part I – Item 1. – Business” in the Original Form 10-K.
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
Net Revenue
Our net revenues for fiscal 2022 decreased as compared to our net revenues for fiscal 2021. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, APS and All Others, partially offset by higher volume in Wedge Bonding Equipment and Advanced Solutions, as further outlined following the tables presented immediately below. Please refer to Note 16 for further information on the revision of the reportable and operating segments.
The following table reflects net revenue by reportable segments for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022		2021		$ Change	% Change
	Net revenue	% of total net revenue	Net revenue	% of total net revenue
Ball Bonding Equipment	$909,428	60.5%	$1,016,663	67.0%	$(107,235)	(10.5)%
Wedge Bonding Equipment	194,086	12.9%	138,836	9.2%	$55,250	39.8%
Advanced Solutions	94,683	6.3%	35,123	2.3%	$59,560	169.6%
APS	197,152	13.1%	205,088	13.5%	$(7,936)	(3.9)%
All Others	108,271	7.2%	121,954	8.0%	$(13,683)	(11.2)%
Total net revenue	$1,503,620	100.0%	$1,517,664	100.0%	$(14,044)	(0.9)%

Ball Bonding Equipment
For fiscal 2022, the lower Ball Bonding Equipment net revenue as compared to fiscal 2021 was primarily due to lower volume. The lower volume was due to a decrease in customer investments as a result of uncertainties in the overall macroeconomic environment, partially offset by favorable price variance due to product mix.
Wedge Bonding Equipment
For fiscal 2022, the higher Wedge Bonding Equipment net revenue as compared to fiscal 2021 was primarily due to higher volume and favorable price variance due to product mix. The higher volume was due to an increase in customer investments mainly in the automotive and renewable energy market.
Advanced Solutions
For fiscal 2022, the higher Advanced Solutions net revenue as compared to fiscal 2021 was primarily due to higher volume mainly for thermocompression systems and solutions and the timing of revenue recognition for certain customer contracts.
APS
For fiscal 2022, the lower APS net revenue as compared to fiscal 2021 was primarily due to lower volume in spares, services and bonding tools. The lower volume was due to a decrease in customer utilization.
All Others
For fiscal 2022, the lower net revenue in the “All Others” category as compared to fiscal 2021 was primarily due to lower volume. The lower volume was due to a decrease in customer purchases primarily in mini LED transfer solutions market and the general semiconductor end markets.
Gross Profit Margin
 The following table reflects gross profit as a percentage of net revenue by reportable segments for fiscal 2022 and 2021:

	Fiscal
	2022	2021	Basis point change
Ball Bonding Equipment	49.0%	45.1%	390
Wedge Bonding Equipment	48.1%	42.2%	590
Advanced Solutions	33.7%	17.1%	1,660
APS	60.4%	58.2%	220
All Others	54.5%	45.4%	910
Total gross margin	49.8%	45.9%	390

Ball Bonding Equipment
For fiscal 2022, the higher Ball Bonding Equipment gross profit margin as compared to fiscal 2021 was primarily driven by favorable price variance due to product mix (higher sales of higher margin products).
Wedge Bonding Equipment
For fiscal 2022, the higher Wedge Bonding Equipment gross profit margin as compared to fiscal 2021 was primarily driven by favorable price variance due to product mix (higher sales of higher margin products).
Advanced Solutions
For fiscal 2022, the higher Advanced Solutions gross profit margin as compared to fiscal 2021 was primarily driven by favorable price variance due to timing of revenue recognition for certain customer contracts.
APS
For fiscal 2022, the higher APS gross profit margin as compared to fiscal 2021 was primarily driven by favorable product mix in spares and services offset by less favorable price variance in bonding tools.
All Others
For fiscal 2022, the higher gross profit margin in the “All Others” category as compared to fiscal 2021 was primarily driven by favorable price variance due to product mix in the mini LED transfer solutions market and favorable customer mix in the general semiconductor end market.
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
The following tables reflect income/(loss) from operations by reportable segments for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	$ Change	% Change
Ball Bonding Equipment	$385,276	$401,450	$(16,174)	(4.0)%
Wedge Bonding Equipment	66,649	34,563	32,086	92.8%
Advanced Solutions	(15,389)	(40,759)	25,370	62.2%
APS	82,473	75,400	7,073	9.4%
All Others	25,732	20,565	5,167	25.1%
Corporate Expenses	(74,669)	(78,772)	4,103	5.2%
Total income from operations	$470,072	$412,447	$57,625	14.0%
Ball Bonding Equipment, Wedge Bonding Equipment, Advanced Solutions, APS and All Others
For the fiscal year 2022, the higher Wedge Bonding Equipment, All Others and APS income from operations and the lower Advanced Solutions loss from operations as compared to the prior year period was primarily due to the changes in revenue and operating expenses as explained under “Net Revenue” and “Operating Expenses” above. For Ball Bonding Equipment, the lower income from operations was primarily due to the changes in revenue as explained under “Net Revenue” above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2022 and 2021:

	Fiscal
(dollar amounts in thousands)	2022	2021	$ Change	% Change
Interest income	$7,124	$2,321	$4,803	206.9%
Interest expense	$(208)	$(218)	$10	4.6%
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
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of October 1, 2022 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K/A. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
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

PART II

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to a design gap in the existing review of the segment reporting process, which failed to (a) identify all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assess in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources and (c) appropriately analyze every factor pertinent to whether operating segments share economic similarities that are required for aggregation under ASC 280.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control Over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of October 1, 2022. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to a design gap in the existing review of the segment reporting process, which failed to (a) identify all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assess in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources and (c) appropriately analyze every factor pertinent to whether operating segments share economic similarities that are required for aggregation under ASC 280. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Singapore
November 17, 2022, except for the effects of the revision discussed in Notes 4 and 16 to the consolidated financial statements and with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter discussed in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 8, 2023.

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
During the third quarter of fiscal year 2023, the Company reconsidered its reportable segments and has revised the segment-related presentation in the Original Form 10-K. As a result, its four reportable segments are (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). All other operating segments that do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. Please refer to Note 16 for further information on the revision of the reportable and operating segments.
Accordingly, the Company’s goodwill as previously reported under “Capital Equipment” in the Original Form 10-K has been disaggregated and presented separately into the Wedge Bonding Equipment reportable segment and the “All Others” category. There are no changes to the goodwill reported under the APS reportable segment. While there were no changes in the methodology and level at which the Company performs its goodwill impairment tests, and no resulting amendments to the total carrying amount of the goodwill, the following table shows the allocation of goodwill based on these revised segments.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category, as of October 1, 2022 and October 2, 2021:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at October 2, 2021	18,280	26,388	28,281	72,949
Other	—	(481)	(4,372)	(4,853)
Balance at October 1, 2022	18,280	25,907	23,909	68,096

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
During the third quarter of fiscal year 2023, the Company reconsidered the guidance under ASC 280, Segment Reporting, and determined that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements, included in the Original Form 10-K. The Company has evaluated the materiality of the incorrect presentation of its segment-related disclosures and has concluded that it did not result in a material misstatement of the Company’s previously issued consolidated financial statements. However, the Company determined it would revise its notes to the consolidated financial statements to correct the presentation of its segment-related disclosures.
The Company has revised the prior period presentation to reflect its four reportable segments as follows: (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). The four reportable segments are disclosed below:
Ball Bonding Equipment: Reflects the results of the Company from the design, development, manufacture and sale of ball bonding equipment and wafer level bonding equipment.
Wedge Bonding Equipment: Reflects the results of the Company from the design, development, manufacture and sale of wedge bonding equipment.
Advanced Solutions: Reflects the results of the Company from the design, development, manufacture and sale of certain advanced display, die-attach and thermocompression systems and solutions.
APS: Reflects the results of the Company from the design, development, manufacture and sale of a variety of tools, spares and services for our equipment.
Any other operating segments that have not been aggregated within the reportable segments described above which do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of certain advanced display, advanced dispense, electronics assembly, die-attach and lithography systems and solutions. Results for the “All Others” category and other corporate expenses are included as a reconciling item between the Company’s reportable segments and its consolidated results of operations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects operating information by segment for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Net revenue:
Ball Bonding Equipment	$909,428	$1,016,663	$312,611
Wedge Bonding Equipment	194,086	138,836	67,088
Advanced Solutions	94,683	35,123	5,186
APS	197,152	205,088	161,117
All Others	108,271	121,954	77,174
Net revenue	1,503,620	1,517,664	623,176
Income/(loss) from operations:
Ball Bonding Equipment	385,276	$401,450	$95,695
Wedge Bonding Equipment	66,649	34,563	4,158
Advanced Solutions	(15,389)	(40,759)	(44,278)
APS	82,473	75,400	51,255
All Others	25,732	20,565	7,632
Corporate Expenses	(74,669)	(78,772)	(55,953)
Income from operations	470,072	412,447	58,509

We have considered: (1) information that is regularly reviewed by our CODM in evaluating financial performance and how to allocate resources; and (2) other financial data, including information that we include in our earnings releases but which is not included in our financial statements, to disaggregate revenues by end markets served. The principal category we use to disaggregate revenues is by the end markets served.
The following table reflects net revenue by end markets served for fiscal 2022, 2021, and 2020

	Fiscal
(in thousands)	2022	2021	2020
General Semiconductor	$843,763	$928,259	$290,220
Automotive & Industrial	198,138	129,817	60,169
LED	137,077	187,568	76,574
Memory	127,490	66,932	35,096
APS	$197,152	$205,088	$161,117
Total revenue	$1,503,620	$1,517,664	$623,176

The following tables reflect capital expenditures, depreciation and amortization expense by segment for fiscal 2022, 2021, and 2020.

	Fiscal
(in thousands)	2022	2021	2020
Capital expenditures:
Ball Bonding Equipment	$978	$1,627	$1,586
Wedge Bonding Equipment	1,450	387	607
Advanced Solutions	19,036	6,090	214
APS	4,964	5,286	8,131
All Others	1,364	1,046	1,767
Corporate Expenses	4,441	8,119	2,209
Capital expenditures	$32,233	$22,555	$14,514

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2022	2021	2020
Depreciation expense:
Ball Bonding Equipment	$1,398	$1,153	$758
Wedge Bonding Equipment	981	940	933
Advanced Solutions	2,034	845	487
APS	6,632	5,969	4,951
All Others	1,047	1,179	1,252
Corporate Expenses	4,284	3,750	3,987
Depreciation expense	$16,376	$13,836	$12,368

	Fiscal
(in thousands)	2022	2021	2020
Amortization expense:
Ball Bonding Equipment	$—	$—	$—
Wedge Bonding Equipment	—	—	—
Advanced Solutions	—	—	—
APS	994	2,319	3,416
All Others	3,557	3,369	3,955
Corporate Expenses	366	286	—
Amortization expense	$4,917	$5,974	$7,371

Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2022, 2021, and 2020:

	Fiscal
(in thousands)	2022	2021	2020
Destination sales to unaffiliated customers:
China	$855,345	$843,470	$321,294
Malaysia	126,520	70,253	40,641
Taiwan	123,995	275,251	64,373
Korea	87,647	58,308	30,848
United States	83,906	54,353	36,186
Hong Kong	27,216	82,436	43,288
All other(1)	198,991	133,593	86,546
Total destination sales to unaffiliated customers	$1,503,620	$1,517,664	$623,176
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
(1) Distributor of the Company's products

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2022. At the time that the Original Form 10-K was filed on November 17, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Based on the identification of the material weakness described below, the Company, under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2022.
Management’s Report on Internal Control Over Financial Reporting (As Restated)
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or future events, in each instance no matter how remote, or that the degree of compliance with the policies or procedures may deteriorate.
In Management's Report on Internal Control Over Financial Reporting included in the Original Form 10-K, our management had previously concluded that we maintained effective internal control over financial reporting as of October 1, 2022. Management has subsequently concluded that the material weakness described below existed as of October 1, 2022. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 1, 2022, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
As described in the Explanatory Note, subsequent to the Original Form 10-K, the Company concluded that its prior determination that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements.

In light of the foregoing, we have identified a material weakness in our internal control over financial reporting that existed as of October 1, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of a design gap in the existing review of the segment reporting process, which failed to (a) identify all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assess in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources and (c) appropriately analyze every factor pertinent to whether operating segments share economic similarities that are required for aggregation under ASC 280. There were no material misstatements as a result of this material weakness; however, it could result in omitted disclosures within the segment reporting footnote disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of October 1, 2022.
The Company has evaluated the impact of the incorrect presentation of segment information, considering both quantitative and qualitative factors, and concluded that the errors were immaterial to the consolidated financial statements included in the Original Form 10-K and that there was no impact to the primary financial statements in the Original Form 10-K.
The effectiveness of the Company’s internal control over financial reporting as of October 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Amendment.
Management’s Plans for Remediation of the Material Weakness
The Company is in the process of assessing and finalizing its plan for remediation of the material weakness, with the oversight of the Audit Committee of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer. Specifically, we have improved our review process including the documentation of the evaluation of segment reporting under ASC 280. In addition, the Company has engaged an outside consultant to assist management in the development of a segment analysis framework to be used on a go forward basis to support the segment related disclosures, particularly when the Company has significant organizational structure or reporting structure changes that may impact the Company’s analysis under ASC 280.
While we believe the measures described above and others that may be identified and implemented in future periods will strengthen our internal control over financial reporting and remediate the identified material weakness, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended October 1, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 1093)	28
	Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021	31
	Consolidated Statements of Operations for fiscal 2022, 2021 and 2020	32
	Consolidated Statements of Comprehensive Income for fiscal 2022, 2021 and 2020	33
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2022, 2021 and 2020	34
	Consolidated Statements of Cash Flows for fiscal 2022, 2021 and 2020	35
	Notes to Consolidated Financial Statements	36

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	70
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:
	See “Exhibit Index” within Item 15 below.	71

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands

Fiscal 2022:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$687	$(245)		$—	$(442)	(1)	$—

Inventory reserve	$23,042	$(2,171)		$—	$(1,633)	(2)	$19,238

Valuation allowance for deferred taxes	$34,095	$—		$—	$(12,345)	(4)	$21,750

Fiscal 2021:
Allowance for doubtful accounts	$968	$(248)		$—	$(33)	(1)	$687

Inventory reserve	$31,163	$(2,965)		$—	$(5,156)	(2)	$23,042

Valuation allowance for deferred taxes	$46,561	$—		$—	$(12,466)	(4)	$34,095

Fiscal 2020:
Allowance for doubtful accounts	$597	$371		$—	$—	(1)	$968

Inventory reserve	$29,313	$4,170		$—	$(2,320)	(2)	$31,163

Valuation allowance for deferred taxes	$58,411	$6,887	(3)	$—	$(18,737)	(5)	$46,561

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects the net increase in the valuation allowance primarily associated with the Company’s U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.
(4)	Reflects the net decrease in the valuation allowance primarily associated with the Company’s utilization of certain foreign net operating losses for which a valuation allowance had previously been recorded, partially offset by an increase for U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.
(5)	Reflects the balances relating to foreign tax credits on undistributed foreign earnings and related valuation allowances that have been reclassified in fiscal 2020.

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	August 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	August 8, 2023
Fusen Chen	(Principal Executive Officer)

/s/ LESTER WONG	Executive Vice President and Chief Financial Officer	August 8, 2023
Lester Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ JON A. OLSON	Director	August 8, 2023
Jon A. Olson

/s/ GREGORY F. MILZCIK	Director	August 8, 2023
Gregory F. Milzcik

/s/ CHIN HU LIM	Director	August 8, 2023
Chin Hu Lim

/s/ JEFF RICHARDSON	Director	August 8, 2023
David J. Richardson

/s/ MUI SUNG YEO	Director	August 8, 2023
Mui Sung Yeo

/s/ PETER T. KONG	Director	August 8, 2023
Peter T. Kong