Form 10-Q
period 2023-07-01
KULICKE & SOFFA INDUSTRIES INC
filed 2023-08-09
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023

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

As of August 4, 2023, there were 56,473,297 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 1, 2023

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	July 1, 2023	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$401,806	$555,537
Short-term investments	310,000	220,000
Accounts and other receivable, net of allowance for doubtful accounts of $49 and $0, respectively	198,107	309,323
Inventories, net	227,991	184,986
Prepaid expenses and other current assets	45,144	62,200
Total current assets	1,183,048	1,332,046
Property, plant and equipment, net	113,567	80,908
Operating right-of-use assets	46,351	41,767
Goodwill	89,291	68,096
Intangible assets, net	31,418	31,939
Deferred tax assets	40,926	25,572
Equity investments	433	5,397
Other assets	3,088	2,874
TOTAL ASSETS	$1,508,122	$1,588,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	52,857	67,311
Operating lease liabilities	6,569	6,766
Income taxes payable	16,844	40,063
Accrued expenses and other current liabilities	120,506	134,541
Total current liabilities	196,776	248,681

Deferred tax liabilities	36,735	34,037
Income taxes payable	50,673	64,634
Operating lease liabilities	41,390	34,927
Other liabilities	12,836	11,670
TOTAL LIABILITIES	$338,410	$393,949

Commitments and contingent liabilities (Note 16)

Shareholders’ equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 56,488 and 57,128 shares, respectively	572,338	561,684
Treasury stock, at cost, 28,875 and 28,237 shares, respectively	(728,064)	(675,800)
Retained earnings	1,343,163	1,341,666
Accumulated other comprehensive loss	(17,725)	(32,900)
TOTAL SHAREHOLDERS’ EQUITY	$1,169,712	$1,194,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,508,122	$1,588,599
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenue	$190,917	$372,137	$540,171	$1,217,307
Cost of sales	100,899	181,452	277,355	601,674
Gross profit	90,018	190,685	262,816	615,633
Selling, general and administrative	36,393	33,216	114,233	107,263
Research and development	36,578	34,046	107,085	104,496
Impairment charges	21,535	1,346	21,535	1,346
Operating expenses	94,506	68,608	242,853	213,105
(Loss)/income from operations	(4,488)	122,077	19,963	402,528
Interest income	8,847	2,158	23,406	3,099
Interest expense	(50)	(36)	(116)	(173)
Income before income taxes	4,309	124,199	43,253	405,454
Provision for income taxes	148	5,165	9,462	36,813
Net income	$4,161	$119,034	$33,791	$368,641

Net income per share:
Basic	$0.07	$2.02	$0.60	$6.05
Diluted	$0.07	$1.99	$0.59	$5.95

Weighted average shares outstanding:
Basic	56,553	58,985	56,763	60,951
Diluted	57,519	59,955	57,684	61,940

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$4,161	$119,034	$33,791	$368,641
Other comprehensive income:
Foreign currency translation adjustment	(2,459)	(12,009)	13,514	(18,025)
Unrecognized actuarial (gain)/loss on pension plan, net of tax	(17)	122	(73)	103
	(2,476)	(11,887)	13,441	(17,922)

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(1,280)	(1,233)	2,550	(1,168)
Reclassification adjustment for (gain)/loss on derivative instruments recognized, net of tax	(518)	170	(816)	793
Net (decrease)/increase from derivatives designated as hedging instruments, net of tax	(1,798)	(1,063)	1,734	(375)

Total other comprehensive (loss)/income	(4,274)	(12,950)	15,175	(18,297)

Comprehensive (loss)/income	$(113)	$106,084	$48,966	$350,344
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	6	180	57	—	—	237
Repurchase of common stock	(1,054)	—	(45,382)	—	—	(45,382)
Issuance of shares for equity-based compensation	667	(6,412)	6,412	—	—	—
Equity-based compensation	—	6,284	—	—	—	6,284
Cash dividend declared	—	—	—	(10,794)	—	(10,794)
Components of comprehensive income:
Net income	—	—	—	14,589	—	14,589
Other comprehensive income	—	—	—	—	17,645	17,645
Total comprehensive income	—	—	—	14,589	17,645	32,234
Balances as of December 31, 2022	56,747	$561,736	$(714,713)	$1,345,461	$(15,255)	$1,177,229
Issuance of stock for services rendered	5	184	53	—	—	237
Repurchase of common stock	(102)	—	(4,990)	—	—	(4,990)
Issuance of shares for equity-based compensation	3	(31)	31	—	—	—
Equity-based compensation	—	5,142	—	—	—	5,142
Cash dividend declared	—	—	—	(10,766)	—	(10,766)
Components of comprehensive income:
Net income	—	—	—	15,041	—	15,041
Other comprehensive income	—	—	—	—	1,804	1,804
Total comprehensive income	—	—	—	15,041	1,804	16,845
Balances as of April 1, 2023	56,653	$567,031	$(719,619)	$1,349,736	$(13,451)	$1,183,697
Issuance of stock for services rendered	5	194	43	—	—	237
Repurchase of common stock	(175)	—	(8,541)	—	—	(8,541)
Issuance of shares for equity-based compensation	5	(53)	53	—	—	—
Equity-based compensation	—	5,166	—	—	—	5,166
Cash dividend declared	—	—	—	(10,734)	—	(10,734)
Components of comprehensive income/(loss):
Net income	—	—	—	4,161	—	4,161
Other comprehensive loss	—	—	—	—	(4,274)	(4,274)
Total comprehensive income/(loss)	—	—	—	4,161	(4,274)	(113)
Balances as of July 1, 2023	56,488	$572,338	$(728,064)	$1,343,163	$(17,725)	$1,169,712

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	4	197	41	—	—	238
Repurchase of common stock	(276)	—	(15,380)	—	—	(15,380)
Issuance of shares for equity-based compensation	725	(6,963)	6,963	—	—	—
Equity-based compensation	—	5,074	—	—	—	5,074
Cash dividend declared	—	—	—	(10,610)	—	(10,610)
Components of comprehensive income/(loss):
Net income	—	—	—	133,606	—	133,606
Other comprehensive loss	—	—	—	—	(989)	(989)
Total comprehensive income/(loss)	—	—	—	133,606	(989)	132,617
Balances as of January 1, 2022	62,384	$548,425	$(408,788)	$1,071,550	$(4,011)	$1,207,176
Issuance of stock for services rendered	4	202	35	—	—	237
Repurchase of common stock	(2,944)	(30,000)	(146,153)	—	—	(176,153)
Issuance of shares for equity-based compensation	24	(222)	222	—	—	—
Equity-based compensation	—	4,459	—	—	—	4,459
Cash dividend declared	—	—	—	(10,110)	—	(10,110)
Components of comprehensive income/(loss):
Net income	—	—	—	116,001	—	116,001
Other comprehensive loss	—	—	—	—	(4,358)	(4,358)
Total comprehensive income/(loss)	—	—	—	116,001	(4,358)	111,643
Balances as of April 2, 2022	59,468	$522,864	$(554,684)	$1,177,441	$(8,369)	$1,137,252
Issuance of stock for services rendered	4	196	41	—	—	237
Repurchase of common stock	(997)	30,000	(61,098)	—	—	(31,098)
Issuance of shares for equity-based compensation	5	(52)	52	—	—	—
Equity-based compensation	—	4,228	—	—	—	4,228
Cash dividend declared	—	—	—	(9,970)	—	(9,970)
Components of comprehensive income/(loss):
Net income	—	—	—	119,034	—	119,034
Other comprehensive loss	—	—	—	—	(12,950)	(12,950)
Total comprehensive income/(loss)	—	—	—	119,034	(12,950)	106,084
Balances as of July 2, 2022	58,480	$557,236	$(615,689)	$1,286,505	$(21,319)	$1,206,733

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	July 1, 2023	July 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,791	$368,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,746	15,773
Impairment charges	21,535	1,346
Equity-based compensation and employee benefits	17,303	14,473
Adjustment for doubtful accounts	49	(245)
Adjustment for inventory valuation	2,598	1,110
Deferred taxes	(14,441)	(3,675)
Gain on disposal of property, plant and equipment	(539)	(129)
Unrealized foreign currency translation	2,610	(3,806)
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	112,881	71,825
Inventories	(44,106)	(49,230)
Prepaid expenses and other current assets	17,165	(50,725)
Accounts payable, accrued expenses and other current liabilities	(35,461)	(84,017)
Income taxes payable	(37,028)	(6,663)
Other, net	(1,191)	(1,053)
Net cash provided by operating activities	95,912	273,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(36,881)	—
Purchases of property, plant and equipment	(35,125)	(10,380)
Proceeds from sales of property, plant and equipment	318	119
Investment in private equity fund	(36)	(397)
Purchase of short-term investments	(465,000)	(389,000)
Maturity of short-term investments	375,000	466,000
Net cash (used in)/provided by investing activities	(161,724)	66,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term debt	—	(54,500)
Proceeds from short-term debt	—	54,500
Payment for finance lease	(447)	(373)
Repurchase of common stock/treasury stock	(60,608)	(221,139)
Common stock cash dividends paid	(31,303)	(29,393)
Net cash used in financing activities	(92,358)	(250,905)
Effect of exchange rate changes on cash and cash equivalents	4,439	(6,069)
Changes in cash and cash equivalents	(153,731)	82,993
Cash and cash equivalents at beginning of period	555,537	362,788
Cash and cash equivalents at end of period	$401,806	$445,781

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	$8,098	$660

CASH PAID FOR:
Interest	$116	$173
Income taxes, net of refunds	$55,998	$50,059
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1. BASIS OF PRESENTATION
These consolidated condensed financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (“we,” “us,” “our,” or the “Company”), with appropriate elimination of intercompany balances and transactions.
The interim consolidated condensed financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 1, 2022 (the “2022 Annual Report”) filed with the Securities and Exchange Commission on August 8, 2023, which includes the Consolidated Balance Sheets as of October 1, 2022 and October 2, 2021, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended October 1, 2022. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
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
Nature of Business
The Company designs, develops, manufactures and sells capital equipment and tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), foundry service providers, and other electronics manufacturers and automotive electronics suppliers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, tools, solutions and services, including those sold or provided by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.
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
Due to the persistent macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 1, 2023. While there was no material impact to our consolidated condensed financial statements as of and for the quarter ended July 1, 2023, these estimates may change, as new events occur and additional information is obtained, including macroeconomic headwinds that could materially impact our consolidated condensed financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Significant Accounting Policies
There have been no material changes to our significant accounting policies summarized in Note 1: Basis of Presentation to our Consolidated Financial Statements included in our 2022 Annual Report.
Revision of Segment-Related Disclosures within the Previously Issued Consolidated Financial Statements
During the third quarter of fiscal year 2023, in response to comment letters from and ongoing discussions with the staff of the SEC, the Company reconsidered the guidance under ASC 280, Segment Reporting, and determined that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements, included in our Annual Report on Form 10-K for the year ended October 1, 2022, originally filed with the SEC on November 17, 2022 (the “Original Form 10-K”).
The Company has evaluated the materiality of the incorrect presentation of its segment-related disclosures in the notes to its consolidated financial statements and has concluded that it did not result in a material misstatement of the Company’s previously issued consolidated financial statements.
In light of the changes to the Company’s operating and reportable segments, the Company has revised, in this Quarterly Report on Form 10-Q, the segment-related disclosures in Note 4: Goodwill and Intangible Assets and Note 15: Segment Information to update the prior period presentation. The effect of this revision has been reflected in all footnotes impacted by this revision.
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
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606: Revenue from Contracts with Customers. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. We elected for an early adoption of this ASU in fiscal year 2023. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of July 1, 2023 and October 1, 2022:

	As of
(in thousands)	July 1, 2023	October 1, 2022

Short-term investments, available-for-sale (1)	$310,000	$220,000

Inventories, net:
Raw materials and supplies	$127,216	$118,833
Work in process	71,052	40,114
Finished goods	49,155	45,277
	247,423	204,224
Inventory reserves	(19,432)	(19,238)
	$227,991	$184,986
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	22,929	22,783
Leasehold improvements	83,785	32,400
Data processing equipment and software	37,483	38,223
Machinery, equipment, furniture and fixtures	93,192	90,151
Construction in progress	11,910	25,004
	251,481	210,743
Accumulated depreciation	(137,914)	(129,835)
	$113,567	$80,908
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$52,268	$58,916
Wages and benefits	31,735	50,279
Dividends payable	10,734	9,743
Commissions and professional fees	3,825	5,019
Accrued leasehold renovations	13,378	—
Severance	—	19
Other	8,566	10,565
	$120,506	$134,541

(1)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended July 1, 2023 and July 2, 2022.
(2)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3. BUSINESS COMBINATION
Acquisition of Advanced Jet Automation Co., Ltd. (“AJA”)
On September 8, 2022, the Company through one of its subsidiaries, Kulicke and Soffa Luxembourg S.À R.L, entered into a definitive agreement (the “Definitive Agreement”) for the acquisition of Advanced Jet Automation Co., Ltd. (“AJA”), a technology company headquartered in Taiwan. Subsequent to the acquisition, AJA has been renamed to Kulicke and Soffa Hi-Tech Co., Ltd.
On February 22, 2023 (the “Closing Date”), pursuant to the Definitive Agreement, the Company completed its acquisition of AJA, including the material business and assets formerly owned by AJA’s affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro-dispensing equipment and solutions in Taiwan. AJA became a wholly-owned subsidiary of the Company and will operate as a business unit (the “dispensing business unit”), deemed a separate operating segment (advanced dispensing) which is reported under the "All Others" category. The acquisition broadens the Company’s existing semiconductor, electronic assembly and advanced display portfolio, increasing opportunities across several exciting growth areas including mini and micro LED, which support both backlighting and direct-emissive approaches.
The purchase price consisted of $38.1 million in cash paid at closing (the “Purchase Price”) and additional potential earn-out payments based on certain revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) benchmarks established for the dispensing business unit. As at July 1, 2023, the Company held $4.0 million in escrow and will continue to hold such sums for a period of twenty-four (24) months from the Closing Date, as security pending the completion of Ruo Chuan Inc.’s obligations as the seller under the Definitive Agreement.
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
For the three and nine months ended July 1, 2023, the acquired dispensing business unit contributed to a net loss of $0.9 million and $1.3 million respectively.
For the three and nine months ended July 1, 2023, the Company incurred $0.1 million and $0.5 million of expenses related to the acquisition, respectively, which is included within selling, general and administrative expense in the Consolidated Condensed Statements of Operations.
The acquisition did not result in material contributions to revenue and net income in the consolidated financial statements for the three and nine months ended July 1, 2023. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to AJA were insignificant to the Company’s consolidated financial statements taken as a whole.
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
In each interim period, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value. During the three months ended July 1, 2023, the Company concluded that a triggering event had occurred in connection with the Lithography reporting unit. The triggering event occurred based on the long-term financial and business outlook for the Lithography reporting unit updated as part of the Company’s annual strategic planning process performed during the third quarter. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to a shift in market penetration timeline and increase in cost of materials being purchased. Under ASC 350, the Company is required to test its goodwill and

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. Accordingly, the Company has performed the goodwill impairment test for the Lithography reporting unit with reference to the guidance under ASC 350.
The Company used a discounted cash flow model to determine the fair value of the Lithography reporting unit. The cash flow projections used within the discounted cash flow model were prepared using the forecasted financial results of the reporting unit, which was based upon underlying estimates of the total market size using independent third party industry reports, and market share data developed using the combination of independent third-party data and our internal data. Significant assumptions used to determine the fair value of the Lithography reporting unit include revenue forecasts, terminal growth rate of 2.5%, working capital, tax rate and a weighted average cost of capital (discount rate) of 11.7%.
In accordance with the guidance under ASC 350, the Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying value exceeded the fair value of this reporting unit which resulted in a goodwill impairment charge of $9.8 million, representing the entire goodwill assigned to this reporting unit. This goodwill impairment charge, which is a non-cash charge, has been reflected in the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended July 1, 2023.
While we have concluded that a triggering event for the other reporting units did not occur during the quarter ended July 1, 2023, the persistent macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment.
Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
As discussed in Note 1, during the third quarter of fiscal year 2023, the Company reconsidered its reportable segments and has revised the related prior period presentation in its 2022 Annual Report. As a result, its four reportable segments are (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). All other operating segments that do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. Please refer to Note 15 for further information on the revision of the reportable and operating segments.
Accordingly, the Company’s goodwill as previously reported under “Capital Equipment” in prior periods has been disaggregated and presented separately into the Wedge Bonding Equipment reportable segment and the “All Others” category. There are no changes to the goodwill reported under the APS reportable segment. While there were no changes in the methodology and level at which the Company provides its goodwill impairment tests, and no resulting amendments to the total carrying amount of the goodwill, the following table shows the allocation of goodwill based on these revised segments.
The following table summarizes the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category (refer to Note 15 for further information) as of July 1, 2023 and October 1, 2022:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at October 1, 2022(1)	$18,280	$25,907	23,909	$68,096
Acquired in business combination	—	—	27,975	$27,975
Goodwill impairment	—	—	(9,794)	$(9,794)
Other	—	294	2,720	$3,014
Balance at July 1, 2023	$18,280	$26,201	44,810	$89,291
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of October 1, 2022 was $35.2 million.

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
In connection with the evaluation of the goodwill impairment in the Lithography reporting unit, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. The Company used a discounted cash flow model to determine the fair value of the asset group for the Lithography reporting unit, where significant assumptions include revenue forecasts, terminal growth rate of 2.5%, working capital, tax rate and a weighted average cost of capital (discount rate) of 11.7%.
As a result of the analysis, the Company determined an impairment charge of $6.9 million on the developed technology reported within the “All Others” category for the three and nine months ended July 1, 2023. The impairment of intangible assets is a non-cash charge which has been reflected in the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended July 1, 2023.
The following table reflects net intangible assets as of July 1, 2023 and October 1, 2022:

	As of		Average estimated
(dollar amounts in thousands)	July 1, 2023	October 1, 2022	useful lives (in years)
Developed technology	$99,614	$89,017	6.0 to 15.0
Accumulated amortization	(65,861)	(58,636)
Impairment charges	$(6,900)	$—
Net developed technology	$26,853	$30,381

Customer relationships	$37,259	$33,515	5.0 to 8.0
Accumulated amortization	(35,217)	(33,515)
Net customer relationships	$2,042	$—

In-process research and development	$459	$—	N.A
Net in-process research and development	$459	$—

Trade and brand name	$7,212	$6,945	7.0 to 8.0
Accumulated amortization	(7,212)	(6,945)
Net trade and brand name	—	—

Other intangible assets	$5,634	$4,700	1.0 to 8.0
Accumulated amortization	(3,570)	(3,142)
Net other intangible assets	$2,064	$1,558

	$31,418	$31,939

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of July 1, 2023:

As of
(in thousands)	July 1, 2023
Remaining fiscal 2023	$1,378
Fiscal 2024	5,274
Fiscal 2025	5,110
Fiscal 2026	5,110
Fiscal 2027	4,835
Thereafter	9,711
Total amortization expense	$31,418

NOTE 5. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of July 1, 2023:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$31,696	$—	$—	$31,696
Cash equivalents:
Money market funds (1)	215,114	—	(13)	215,101
Time deposits (2)	155,009	—	—	155,009
Total cash and cash equivalents	$401,819	$—	$(13)	$401,806
Short-term investments:
Time deposits (2)	310,000	—	—	310,000
Total short-term investments	$310,000	$—	$—	$310,000
Total cash, cash equivalents and short-term investments	$711,819	$—	$(13)	$711,806
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
(2)Fair value approximates cost basis.

NOTE 6. EQUITY INVESTMENTS
Equity investments consisted of the following as of July 1, 2023 and October 1, 2022:

	As of
(in thousands)	July 1, 2023	October 1, 2022
Non-marketable equity securities	$433	$5,397

During the three and nine months ended July 1, 2023, the Company recorded an impairment of $5.0 million on a non-marketable equity security without a readily determinable fair value. The entire amount of the investment in the non-marketable equity security was impaired due to a significant deterioration in the earnings performance of the equity investee. The impairment amount is recorded in the Company’s Consolidated Condensed Statements of Operations.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended July 1, 2023.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of July 1, 2023 and October 1, 2022 were as follows:

	As of
	July 1, 2023		October 1, 2022
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$58,288	$(500)	$57,570	$(2,234)
Total derivatives	$58,288	$(500)	$57,570	$(2,234)
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheets.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 1, 2023 and July 2, 2022 were as follows:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax (1)	$(1,280)	$(1,233)	$2,550	$(1,168)
Net gain/(loss) reclassified from accumulated OCI into income, net of tax (2)	$518	$(170)	$816	$(793)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of July 1, 2023, there were four options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of July 1, 2023 and October 1, 2022, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease expense (1)	$2,846	$2,173	$8,119	$6,217
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and nine months ended July 1, 2023 and July 2, 2022.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine months ended
(in thousands)	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,913	$5,715
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	July 1, 2023	October 1, 2022
Operating leases:
Weighted-average remaining lease term (in years):	7.7	8.0
Weighted-average discount rate:	6.4%	5.8%
Future lease payments, excluding short-term leases are detailed as follows:

As of
(in thousands)	July 1, 2023
Remaining fiscal 2023	$2,453
Fiscal 2024	9,088
Fiscal 2025	8,817
Fiscal 2026	8,382
Fiscal 2027	6,462
Thereafter	26,168
Total minimum lease payments	$61,370
Less: Interest	$13,411
Present value of lease obligations	$47,959
Less: Current portion	$6,569
Long-term portion of lease obligations	$41,390

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 10. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 1, 2023, the outstanding amount under this facility was $3.2 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of July 1, 2023, there were no outstanding amounts under the Overdraft Facility.
NOTE 11. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “401(k) Plan”) for eligible U.S. employees. The 401(k) Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the 401(k) Plan during the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cash	$463	$419	$1,477	$1,423
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On May 7, 2022, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. This trading plan was most recently modified on May 29, 2023. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the three and nine months ended July 1, 2023, the Company repurchased a total of approximately 174.9 thousand and 1,331.1 thousand shares of common stock under the Program at a cost of approximately $8.5 million and $58.9 million, respectively. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.

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
As of July 1, 2023, our remaining stock repurchase authorization under the Program was approximately $190.2 million.
Dividends
On November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. Dividends paid during the three and nine months ended July 1, 2023 totaled $10.8 million and $31.3 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of July 1, 2023 and October 1, 2022:

	As of
(in thousands)	July 1, 2023	October 1, 2022
Loss from foreign currency translation adjustments	$(16,341)	$(29,854)
Unrecognized actuarial loss on pension plan, net of tax	(884)	(812)
Unrealized loss on hedging	(500)	(2,234)
Accumulated other comprehensive loss	$(17,725)	$(32,900)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of July 1, 2023, 2.5 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
•Relative Total Shareholder Return Performance Share Units (“Relative TSR PSUs”) entitle the employee to receive common stock of the Company on the award vesting date, typically the third anniversary of the grant date (or as soon as administratively practicable if later), if market performance objectives which measure the relative TSR are attained. Relative TSR is calculated based upon the 90-calendar day average price at the end of the performance period of the Company’s stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the Relative TSR PSUs are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended July 1, 2023 and July 2, 2022 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(shares in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Time-based RSUs	—	1	512	303
Relative TSR PSUs	—	—	186	154
Growth PSUs	—	—	92	77
Common stock	5	4	17	12
Equity-based compensation in shares	5	5	807	546
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales	$272	$193	$903	$727
Selling, general and administrative	3,800	3,233	12,398	10,485
Research and development	1,331	1,039	4,002	3,261
Total equity-based compensation expense	$5,403	$4,465	$17,303	$14,473
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Time-based RSUs	$3,560	$2,845	$10,758	$8,763
Relative TSR PSUs	1,252	1,073	3,697	3,060
Growth PSUs	354	310	2,137	1,938
Common stock	237	237	711	712
Total equity-based compensation expense	$5,403	$4,465	$17,303	$14,473

NOTE 12. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended July 1, 2023, and July 2, 2022, the service revenue was not material.
The Company reports revenue based on its reportable segments. The Company believes that reporting revenue on this basis provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 15: Segment Information, for disclosure of revenue by segment.
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

The following table shows the changes in contract asset balances during the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract assets, beginning of period	$29,210	$26,721	$26,317	$—
Additions	1,337	18,563	4,230	45,284
Transferred to accounts receivable or collected	(20,365)	—	(20,365)	—
Contract assets, end of period	$10,182	$45,284	$10,182	$45,284
The following table shows the changes in contract liability balances during the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract liabilities, beginning of period	$6,556	$17,300	$3,160	$15,596
Revenue recognized	(12,404)	(29,612)	(28,950)	(104,796)
Additions	11,832	17,996	31,774	94,884
Contract liabilities, end of period	$5,984	$5,684	$5,984	$5,684
NOTE 13. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended July 1, 2023 and July 2, 2022:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands, except per share data)	July 1, 2023		July 2, 2022
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$4,161	$4,161	$119,034	$119,034
DENOMINATOR:
Weighted average shares outstanding - Basic	56,553	56,553	58,985	58,985
Dilutive effect of Equity Plans		966		970
Weighted average shares outstanding - Diluted		57,519		59,955
EPS:
Net income per share - Basic	$0.07	$0.07	$2.02	$2.02
Effect of dilutive shares		—		(0.03)
Net income per share - Diluted		$0.07		$1.99

Anti-dilutive shares(1)		0		19

	Nine months ended
(in thousands, except per share data)	July 1, 2023		July 2, 2022
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$33,791	$33,791	$368,641	$368,641
DENOMINATOR:
Weighted average shares outstanding - Basic	56,763	56,763	60,951	60,951
Dilutive effect of Equity Plans		921		989
Weighted average shares outstanding - Diluted		57,684		61,940
EPS:
Net income per share - Basic	$0.60	$0.60	$6.05	$6.05
Effect of dilutive shares		(0.01)		(0.10)
Net income per share - Diluted		$0.59		$5.95

Anti-dilutive shares(1)		1		1
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and nine months ended July 1, 2023 and July 2, 2022 as the effect would have been anti-dilutive.

NOTE 14. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Provision for income taxes	$148	$5,165	$9,462	$36,813
Effective tax rate	3.4%	4.2%	21.9%	9.1%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

For the three months ended July 1, 2023, the decrease in provision for income taxes as compared to the prior year period was primarily due to a decrease in profitability and the decrease in effective tax rate was primarily related to tax benefits from the reversal of uncertain tax positions partially offset by the increase in global intangible low-taxed income (“GILTI”) resulting from the capitalization of research and development expenditures as mandated by the U.S. Tax Cuts and Jobs Act of 2017. For the three months ended July 1, 2023, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives, tax credits, and tax benefits from the reversal of uncertain tax positions, partially offset by GILTI.
For the nine months ended July 1, 2023, the decrease in provision for income taxes as compared to the prior year period was primarily due to a decrease in profitability and the increase in effective tax rate was primarily related to the increase in GILTI resulting from the capitalization of research and development expenditures as mandated by the U.S. Tax Cuts and Jobs Act of 2017, partially offset by tax benefits from the reversal of uncertain tax positions. For the nine months ended July 1, 2023, the effective tax rate is higher than the U.S. federal statutory tax rate primarily due to GILTI, partially offset by foreign income earned in lower tax jurisdictions, tax incentives, tax credits, and tax benefits from the reversal of uncertain tax positions.

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
As discussed in Note 1, during the third quarter of fiscal year 2023, the Company reconsidered the guidance under ASC 280, Segment Reporting, and determined that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenue:
Ball Bonding Equipment	$76,865	$217,912	$184,049	$751,496
Wedge Bonding Equipment	42,563	50,800	145,805	142,284
Advanced Solutions	23,858	34,614	58,997	71,651
APS	39,672	50,191	119,822	152,924
All Others	7,959	18,620	31,498	98,952
Net revenue	190,917	372,137	540,171	1,217,307
Income/(loss) from operations:
Ball Bonding Equipment	18,534	93,863	49,337	323,884
Wedge Bonding Equipment	15,974	19,443	$53,958	$49,599
Advanced Solutions	(2,570)	3,134	$(21,160)	$(7,574)
APS	11,510	22,282	34,778	64,651
All Others	(23,857)	2,671	(35,025)	28,372
Corporate Expenses	(24,079)	(19,316)	(61,925)	(56,404)
(Loss)/Income from operations	$(4,488)	$122,077	$19,963	$402,528
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
The following table reflects net revenue by end markets served for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
General Semiconductor	$77,745	$223,034	$217,186	$670,251
Automotive & Industrial	44,973	51,018	149,608	160,366
LED	17,678	20,203	32,765	128,394
Memory	10,849	27,691	20,790	105,372
APS	39,672	50,191	119,822	152,924
Total revenue	$190,917	$372,137	$540,171	$1,217,307

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Capital expenditures:
Ball Bonding Equipment	$316	$179	$805	$855
Wedge Bonding Equipment	83	358	403	780
Advanced Solutions	6,439	1,049	29,425	2,423
APS	1,251	1,151	4,443	2,851
All Others	30	437	279	700
Corporate Expenses	2,332	1,779	8,130	3,604
	$10,451	$4,953	$43,485	$11,213

Depreciation expense:
Ball Bonding Equipment	$388	$346	$1,173	$1,012
Wedge Bonding Equipment	304	252	878	732
Advanced Solutions	2,989	519	4,821	1,494
APS	1,517	1,681	4,742	4,971
All Others	416	250	1,017	792
Corporate Expenses	1,191	1,053	3,372	3,229
	$6,805	$4,101	$16,003	$12,230

Amortization expense:
Ball Bonding Equipment	$—	$—	$—	$—
Wedge Bonding Equipment	—	—	—	—
Advanced Solutions	—	—	—	—
APS	380	208	1,116	684
All Others	1,314	809	3,352	2,584
Corporate Expenses	92	92	275	275
	$1,786	$1,109	$4,743	$3,543

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for warranty activity for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Nine months ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Reserve for warranty, beginning of period	$10,468	$15,518	$13,443	$16,961
Provision for warranty	4,007	2,842	8,989	9,001
Utilization of reserve	(3,908)	(4,118)	(11,865)	(11,720)
Reserve for warranty, end of period	$10,567	$14,242	$10,567	$14,242
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of July 1, 2023:

		Payments due by fiscal year
(in thousands)	Total	2023	2024	2025	2026	2027	thereafter
Inventory purchase obligation (1)	$198,566	$21,676	$176,890	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of July 1, 2023, the Company also has an obligation to fund uncalled capital commitments of approximately $9.6 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended July 1, 2023 and July 2, 2022:

	Nine months ended
	July 1, 2023	July 2, 2022
First Technology China Ltd.(1)	10.0%	*
* Represents less than 10% of total net revenue
(1) Distributor of the Company's products
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of July 1, 2023 and July 2, 2022:

	As of
	July 1, 2023	July 2, 2022
Intel Corporation	12.2%	*
Apple Inc.	10.3%	*
Tianshui Huatian Technology Co., Ltd.	*	20.6%
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
•our expectations regarding the potential impacts on our business of the broader supply chain disruptions caused, directly or indirectly, by geopolitical tensions, catastrophic events resulting from climate change and other macroeconomic factors;
•our expectations regarding our effective tax rate and our unrecognized tax benefit;
•our ability to operate our business in accordance with our business plan;
•our ability to adequately protect our trade secrets and intellectual property rights from misappropriation;
•our expectations regarding our success in integrating companies we may acquire with our business, and our ability to continue to acquire or divest companies;
•risks inherent in doing business on an international level, including currency risks, regulatory requirements, systems and cybersecurity risks, political risks, export restrictions and other trade barriers;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and in our Annual Report on Form 10-K/A for the fiscal year ended October 1, 2022 (our “2022 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in our Annual Report.
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
We design, develop, manufacture and sell capital equipment, consumables and services used to assemble semiconductor and electronic devices, such as integrated circuits, power discretes, light-emitting diode (“LEDs”), advanced displays and sensors. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket solutions and services for our and our peer companies’ equipment. Our customers primarily consist of integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to expand our market access and enhance our leadership position in semiconductor, electronics and display assembly. We also remain focused on enhancing our value to customers through higher productivity systems, more autonomous capabilities and also through continuous improvement and optimization of our operational costs. Delivering new levels of value to our customers is a critically important goal for the Company.
As discussed in Note 1, during the third quarter of fiscal year 2023, the Company reconsidered its reportable segments and has revised the segment-related prior period presentation in its 2022 Annual Report. As a result, its four reportable segments are (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). We have aggregated seven operating segments as of July 1, 2023, with one operating segment within the Ball Bonding Equipment reportable segment, Wedge Bonding Equipment reportable segment, Advanced Solutions reportable segment and APS reportable segment respectively, and the remaining three operating segments grouped within the “All Others” category.
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments engages in the design, development, manufacture and sale of ball bonding equipment, wafer level bonding equipment, wedge bonding equipment, certain advanced display, die-attach and thermocompression systems and solutions to IDMs, OSATs, foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
Our APS segment engages in the design, development, manufacture and sale of a variety of tools, spares and services for our equipment. For example, we manufacture capillaries, blades, wedge bonder consumables and other spare parts which complements our equipment and to support a broader range of semiconductor packaging applications. We also provide equipment repair, post-sale support, maintenance and servicing, training services, refurbishment and upgrades for our equipment.
All other operating segments that do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of certain advanced display, advanced dispense, electronics assembly, die-attach and lithography systems and solutions. Please refer to Note 15: Segment Information for further information on the revision of the reportable and operating segments.
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
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments, and the remaining operating segments in the “All Others” category are primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers, as well as our end market mix, in any period also impacts our financial results. Different customer types and end markets can affect our products’ average selling prices and gross margins due to differences in features, capabilities, order size, and machine configurations.
Our APS reportable segment has historically been less volatile than other reportable segments. APS sales are more directly tied to semiconductor unit consumption rather than incremental capacity requirements and/or production capability improvements.
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 89.7% and 90.9% of our net revenue for the three months ended July 1, 2023 and July 2, 2022, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 46.8% and 36.1% of our net revenue for the three months ended July 1, 2023 and July 2, 2022, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 90.4% and 94.4% of our net revenue for the nine months ended July 1, 2023 and July 2, 2022, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 37.6% and 46.7% of our net revenue for the nine months ended July 1, 2023 and July 2, 2022, respectively, were for shipments to customers headquartered in China.
While our customers are impacted by the current global macroeconomic conditions, those with operations in China, an important manufacturing and supply chain hub, have witnessed a faster decline in demand and, accordingly, a faster decline in product shipments, compared to the rest of the world. The shipments to customers headquartered in China are subject to heightened risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China that could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in Taiwan and China.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions resulting in substantial uncertainties in the semiconductor, LED, memory and automotive markets.
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings through continuous research and development or acquisitions and managing our business efficiently throughout the business cycles. However, our visibility into future demand is generally limited, and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of July 1, 2023, our total cash, cash equivalents and short-term investments were $711.8 million, a $63.7 million decrease from the prior fiscal year end. We believe our strong cash position allows us to continue investing in product development, pursuing non-organic opportunities and returning capital to investors through our share repurchase and dividend programs.

Key Events in Fiscal 2023 to Date
Business Combinations
As part of our corporate strategy, we continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. On February 22, 2023, we completed the acquisition of Advanced Jet Automation Co., Ltd. (“AJA”), including the material business and assets formerly owned by its affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro-dispensing equipment and solutions in Taiwan. The purchase price consisted of $38.1 million in cash paid at closing, of which $4.0 million from the purchase price will be held by us in escrow. This acquisition broadens our existing semiconductor, electronic assembly and advanced display portfolio, increasing opportunities across several exciting growth areas including mini and micro LED, which support both backlighting and direct-emissive approaches. As of February 22, 2023, AJA became our wholly-owned subsidiary. Further as of March 30, 2023, AJA was renamed Kulicke and Soffa Hi-Tech Co., Ltd. (“K&S Hi-Tech”). As part of management’s reassessment of its operating and reportable segments, the newly acquired business of K&S Hi-Tech is deemed a separate operating segment (advanced dispensing) under the “All Others” category.
Macroeconomic Headwinds
Supply chain disruptions and global shortages in electronic components are generally abating in many jurisdictions. However, the cost of logistics remains high as a result of macroeconomic conditions, and labor shortages persist across layers of the supply chain. Additionally, management is continuing to monitor the prolonged Ukraine/Russia conflict, especially regarding the availability and cost of raw materials that are produced in Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis in Eastern Europe.
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
The prolonged Ukraine/Russia conflict has no material impact on our financial condition and operating results in fiscal 2023 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of filing. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2022 Annual Report.

RESULTS OF OPERATIONS
As discussed in Note 1: Basis of Presentation of the Notes to the Consolidated Condensed Financial Statements, the segment-related information within Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended July 2, 2022 has been revised to correct certain erroneous conclusions about the Company’s operating and reportable segments during prior periods. Accordingly, the following discussion and related tables on Net Revenue, Gross Profit Margin and Income/(Loss) from Operations will reflect the four reportable segments of (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Product and Services (“APS”) and a separate “All Others” category.
The following tables reflect our (loss)/income from operations for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net revenue	$190,917	$372,137	$(181,220)	(48.7)%
Cost of sales	100,899	181,452	(80,553)	(44.4)%
Gross profit	90,018	190,685	(100,667)	(52.8)%
Selling, general and administrative	36,393	33,216	3,177	9.6%
Research and development	36,578	34,046	2,532	7.4%
Impairment charges	21,535	1,346	20,189	1,499.9%
Operating expenses	94,506	68,608	25,898	37.7%
(Loss)/income from operations	$(4,488)	$122,077	$(126,565)	(103.7)%

	Nine months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net revenue	$540,171	$1,217,307	$(677,136)	(55.6)%
Cost of sales	277,355	601,674	(324,319)	(53.9)%
Gross profit	262,816	615,633	(352,817)	(57.3)%
Selling, general and administrative	114,233	107,263	6,970	6.5%
Research and development	107,085	104,496	2,589	2.5%
Impairment charges	21,535	1,346	20,189	1,499.9%
Operating expenses	242,853	213,105	29,748	14.0%
Income from operations	$19,963	$402,528	$(382,565)	(95.0)%

Net Revenue
Our net revenue for the three and nine months ended July 1, 2023 decreased as compared to our net revenue for the three and nine months ended July 2, 2022. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, Wedge Bonding Equipment, Advanced Solutions, APS and All Others, as further outlined in the following tables presented immediately below.

The following tables reflect net revenue for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended
(dollar amounts in thousands)	July 1, 2023		July 2, 2022		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$76,865	40.3%	$217,912	58.6%	$(141,047)	(64.7)%
Wedge Bonding Equipment	42,563	22.3%	50,800	13.7%	$(8,237)	(16.2)%
Advanced Solutions	23,858	12.5%	34,614	9.3%	$(10,756)	(31.1)%
APS	39,672	20.8%	50,191	13.5%	(10,519)	(21.0)%
All Others	7,959	4.1%	18,620	4.9%	(10,661)	(57.3)%
Total net revenue	$190,917	100.0%	$372,137	100.0%	$(181,220)	(48.7)%

	Nine months ended
(dollar amounts in thousands)	July 1, 2023		July 2, 2022		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$184,049	34.1%	$751,496	61.7%	$(567,447)	(75.5)%
Wedge Bonding Equipment	145,805	27.0%	142,284	11.7%	$3,521	2.5%
Advanced Solutions	58,997	10.9%	71,651	5.9%	$(12,654)	(17.7)%
APS	119,822	22.2%	152,924	12.6%	$(33,102)	(21.6)%
All Others	31,498	5.8%	98,952	8.1%	$(67,454)	(68.2)%
Total net revenue	$540,171	100.0%	$1,217,307	100.0%	$(677,136)	(55.6)%

Ball Bonding Equipment
For the three and nine months ended July 1, 2023, the decrease in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases primarily in the general semiconductor and memory markets. The lower volume in these end markets was a result of uncertainties in the overall macroeconomic environment, leading to a decline in consumer and industrial purchases. This was exacerbated by high semiconductor supply chain inventory levels, which contributed to a low utilization of our equipment by our customers, resulting in less demand for our products.
Wedge Bonding Equipment
For the three months ended July 1, 2023, the decrease in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases primarily in the general semiconductor markets due to lower demand for Power Discrete devices.
For the nine months ended July 1, 2023, the increase in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volume of customer purchases primarily in the automotive and renewable energy market, which was partially offset by the lower demand in the general semiconductor market.
Advanced Solutions
For the three months and nine months ended July 1, 2023, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to the timing of revenue recognition for certain customer contracts.
APS
For the three and nine months ended July 1, 2023, the decrease in APS net revenue as compared to the prior year period was due to lower volume of customer purchases primarily in spares, services, and bonding tools. The lower volume was also due to a low utilization of our equipment resulting from the decline in consumer and industrial purchases and high semiconductor supply chain inventory levels, primarily in the general semiconductor end market, by an estimated 10% compared to the prior period.

All Others
For the three and nine months ended July 1, 2023, the decrease in net revenue in the “All Others” category as compared to the prior year period was primarily due to the lower volume of customer purchases in the general semiconductor market and mini LED transfer solutions. The lower volume was a result of uncertainties in the overall macroeconomic environment, leading to a decline in consumer purchases.
Gross Profit Margin

The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended		Basis Point
	July 1, 2023	July 2, 2022	Change
Ball Bonding Equipment	40.5%	50.1%	(960)
Wedge Bonding Equipment	54.8%	51.0%	380
Advanced Solutions	47.1%	44.0%	310
APS	54.3%	60.8%	(650)
All Others	34.4%	53.2%	(1,880)
Total gross profit margin	47.2%	51.2%	(400)

	Nine months ended		Basis Point
	July 1, 2023	July 2, 2022	Change
Ball Bonding Equipment	46.6%	49.4%	(280)
Wedge Bonding Equipment	51.6%	48.6%	300
Advanced Solutions	37.5%	38.4%	(90)
APS	55.7%	60.8%	(510)
All Others	40.8%	55.5%	(1,470)
Total gross profit margin	48.7%	50.6%	(190)
Ball Bonding Equipment
For the three and nine months ended July 1, 2023, the decrease in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by lower volume of customer purchases resulting from uncertainties in the overall macroeconomic environment, high semiconductor supply chain inventory levels and less favorable product mix (lower sales of higher margin products).
Wedge Bonding Equipment
For the three and nine months ended July 1, 2023, the increase in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by favorable product mix (higher sales of higher margin products).
Advanced Solutions
For the three months ended July 1, 2023, the increase in Advanced Solutions gross profit margin as compared to the prior year period was primarily driven by favorable product mix (higher sales of higher margin products).
APS
For the three and nine months ended July 1, 2023, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by less favorable product mix among the spares, services and bonding tools, and lower average selling prices of bonding tools.
All others
For the three and nine months ended July 1, 2023, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily due to less favorable product mix in the mini LED transfer solutions and general semiconductor.

Operating Expenses

The following tables reflect operating expenses for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Selling, general & administrative	$36,393	$33,216	$3,177	9.6%
Research & development	36,578	34,046	2,532	7.4%
Impairment charges	21,535	1,346	20,189	1,499.9%
Total	$94,506	$68,608	$25,898	37.7%

	Nine months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Selling, general & administrative	$114,233	$107,263	$6,970	6.5%
Research & development	107,085	104,496	2,589	2.5%
Impairment charges	21,535	1,346	20,189	1,499.9%
Total	$242,853	$213,105	$29,748	14.0%
Selling, General and Administrative (“SG&A”)
For the three months ended July 1, 2023, the increase in SG&A expenses as compared to the prior year period was primarily due to $4.5 million net unfavorable variance in foreign exchange and $0.5 million higher staff costs due to an increase in headcount. This was partially offset by $2.1 million lower sales representative commissions.
For the nine months ended July 1, 2023, the increase in SG&A expenses as compared to the prior year period was primarily due to $12.1 million net unfavorable variance in foreign exchange, $1.2 million higher amortization and $1.2 million higher professional services. These were partially offset by $8.9 million lower sales representative commissions.
Research and Development (“R&D”)
For the three months ended July 1, 2023, the higher R&D expenses as compared to the prior year period was primarily due to $1.3 million higher prototype materials and $1.0 million higher staff costs related to an increase in headcount.
For the nine months ended July 1, 2023, the higher R&D expenses as compared to the prior year period was primarily due to $2.0 million higher prototype materials and $0.3 million higher staff costs related to an increase in headcount.
Impairment Charges
For the three and nine months ended July 1, 2023, the Company recognized a non-cash impairment charge of $21.5 million related to goodwill and intangible assets in the Lithography reporting unit, as well as on an investment in a non-marketable equity security. The impairment charge in the prior year period relates to the impairment on an investment in a non-marketable equity security. See Note 4: Goodwill and Intangible Assets and Note 6: Equity Investments of the Notes to the Consolidated Condensed Financial Statements for further information.

Income/(Loss) from Operations
The following tables reflect income/(loss) from operations by reportable segments for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Ball Bonding Equipment	$18,534	$93,863	$(75,329)	(80.3)%
Wedge Bonding Equipment	15,974	19,443	(3,469)	(17.8)%
Advanced Solutions	(2,570)	3,134	(5,704)	(182.0)%
APS	11,510	22,282	(10,772)	(48.3)%
All Others	(23,857)	2,671	(26,528)	(993.2)%
Corporate Expenses	(24,079)	(19,316)	(4,763)	(24.7)%
Total (loss)/income from operations	$(4,488)	$122,077	$(126,565)	(103.7)%

	Nine months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Ball Bonding Equipment	$49,337	$323,884	$(274,547)	(84.8)%
Wedge Bonding Equipment	53,958	49,599	4,359	8.8%
Advanced Solutions	(21,160)	(7,574)	(13,586)	(179.4)%
APS	34,778	64,651	(29,873)	(46.2)%
All Others	(35,025)	28,372	(63,397)	(223.4)%
Corporate Expenses	(61,925)	(56,404)	(5,521)	(9.8)%
Total income from operations	$19,963	$402,528	$(382,565)	(95.0)%

Ball Bonding Equipment, Wedge Bonding Equipment, Advanced Solutions, APS and All Others
For the three months ended July 1, 2023, the decrease in Ball Bonding Equipment, Wedge Bonding Equipment and APS income from operations as compared to the prior year period was primarily due to the changes in revenue and operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
For the nine months ended July 1, 2023, the lower Ball Bonding Equipment and APS income from operations, and higher Advanced Solutions loss from operations as compared to the prior year period was primarily due to the changes in revenue and operating expenses as explained under “Net Revenue” and “Operating Expenses” above. For Wedge Bonding Equipment, the higher income from operations was primarily due to the changes in revenue as explained under “Net Revenue” above.
For the three and nine months ended July 1, 2023, the loss from operations in the “All Others” category as compared to the income from operations in prior year period was primarily due to decrease in revenue as explained under “Net Revenue”, the goodwill impairment charge, integration of newly acquired business and net unfavorable variance in foreign exchange.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Interest income	$8,847	$2,158	$6,689	310.0%
Interest expense	$(50)	$(36)	$(14)	(38.9)%

	Nine months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Interest income	$23,406	$3,099	$20,307	655.3%
Interest expense	$(116)	$(173)	$57	32.9%

Interest income
For the three and nine months ended July 1, 2023, interest income increased as compared to the prior year period primarily due to a higher average balance in short-term investments and higher weighted average interest rate on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 1, 2023 and July 2, 2022:

	Three months ended			Nine months ended
(dollar amounts in thousands)	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
Provision for income taxes	$148	$5,165	$(5,017)	$9,462	$36,813	$(27,351)
Effective tax rate	3.4%	4.2%	(0.8)%	21.9%	9.1%	12.8%
For the three months ended July 1, 2023, the decrease in provision for income taxes as compared to the prior year period was primarily due to a decrease in profitability and the decrease in effective tax rate was primarily related to tax benefits from the reversal of uncertain tax positions partially offset by the increase in GILTI, resulting from the capitalization of research and development expenditures as mandated by the U.S. Tax Cuts and Jobs Act of 2017.
For the nine months ended July 1, 2023, the decrease in provision for income taxes as compared to the prior year period was primarily due to a decrease in profitability and the increase in effective tax rate was primarily related to the increase in GILTI, resulting from the capitalization of research and development expenditures as mandated by the U.S. Tax Cuts and Jobs Act of 2017, partially offset by tax benefits from the reversal of uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of July 1, 2023 and October 1, 2022:

	As of
(dollar amounts in thousands)	July 1, 2023	October 1, 2022	$ Change
Cash and cash equivalents	$401,806	$555,537	$(153,731)
Short-term investments	310,000	220,000	90,000
Total cash, cash equivalents, and short-term investments	$711,806	$775,537	$(63,731)
Percentage of total assets	47.2%	48.8%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the nine months ended July 1, 2023 and July 2, 2022:

	Nine months ended
(in thousands)	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$95,912	$273,625
Net cash (used in)/provided by investing activities	(161,724)	66,342
Net cash used in financing activities	(92,358)	(250,905)
Effect of exchange rate changes on cash and cash equivalents	4,439	(6,069)
Changes in cash and cash equivalents	$(153,731)	$82,993
Cash and cash equivalents, beginning of period	555,537	362,788
Cash and cash equivalents, end of period	$401,806	$445,781
Nine months ended July 1, 2023
Net cash provided by operating activities was primarily due to net income of $33.8 million, non-cash adjustments to net income of $49.9 million and a net favorable change in operating assets and liabilities of $12.3 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $112.9 million, prepaid expenses and other current assets of $17.2 million. This was partially offset by an increase in inventories of $44.1 million, a decrease in accounts payable and accrued expenses and other current liabilities of $35.5 million and income tax payable of $37.0 million.
The decrease in accounts and other receivable in the nine months ended July 1, 2023 was mainly due to lower sales in the period. The decrease in income tax payable was primarily due to lower profitability. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to higher payments to suppliers, lower material purchases and lower accrued employee compensation that was paid out in the period. The increase in inventories was due to slower utilization in the period and buildup of long lead time materials to fulfill certain customer purchase orders.
Net cash used in investing activities was due to net purchase of short-term investments of $90.0 million, cash outflow for the AJA acquisition of $36.9 million and capital expenditures of $35.1 million.
Net cash used in financing activities was primarily due to common stock repurchases of $60.6 million and dividend payments of $31.3 million.
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

Fiscal 2023 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2023 capital expenditures to be between approximately $50.0 million and $54.0 million, of which approximately $43.5 million has been incurred through the third quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions including the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.
As of July 1, 2023 and October 1, 2022, approximately $534.5 million and $499.8 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
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
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, and effects arising from the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
In this unprecedented macroeconomic environment, we may seek, as we believe appropriate, additional debt or equity financing that would provide capital for general corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the global economic situation.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On May 7, 2022, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. This trading plan was most recently modified on May 29, 2023. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the three and nine months ended July 1, 2023, the Company repurchased a total of approximately 174.9 thousand and 1,331.1 thousand shares of common stock under the Program at a cost of approximately $8.5 million and $58.9 million, respectively. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of July 1, 2023, our remaining stock repurchase authorization under the Program was approximately $190.2 million.

Dividends
On November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. Dividends paid during the three and nine months ended July 1, 2023 totaled $10.8 million and $31.3 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of July 1, 2023, the Company had deferred tax liabilities of $36.7 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $15.6 million, inclusive of accrued interest on uncertain tax positions of $2.5 million, substantially all of which would affect our effective tax rate in the future, if recognized.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next twelve months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we cannot practicably estimate the timing or financial outcomes of these examinations and, therefore, these amounts are excluded from the amounts below. When estimating its tax positions, the Company considers and evaluates numerous complex areas of taxation, which may require periodic adjustments and which may not reflect the final tax liabilities.
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of July 1, 2023:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$198,566	$21,676	$176,890	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$47,686	12,606	35,080	—	—
Total	$246,252	$34,282	$211,970	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of July 1, 2023, there were no outstanding amounts under the Overdraft Facility.
As of July 1, 2023, other than the bank guarantee disclosed in Note 10 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of July 1, 2023, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 million to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $58.3 million outstanding as of July 1, 2023.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. At the time that the Original Form 10-K was filed on November 17, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2022. Based on the identification of the material weakness described below, the Company, under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 1, 2022, December 31, 2022, April 1, 2023 and July 1, 2023.
Material Weakness in Internal Control Over Financial Reporting
As described in the Explanatory Note in the 2022 Annual Report, we identified a material weakness in our internal control over financial reporting that existed as of October 1, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of a design gap in the existing review of the segment reporting process, which failed to (a) identify all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assess in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources, and (c) appropriately analyze every factor pertinent to whether operating segments share economic similarities that are required for aggregation under ASC 280. There were no material misstatements as a result of this material weakness; however, it could result in omitted disclosures within the segment reporting footnote disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Management’s Plans for Remediation of the Material Weakness
The Company is in the process of assessing and finalizing its plan for remediation of the material weakness, with the oversight of the Audit Committee of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer. Specifically, we have improved our review process including the documentation of the evaluation of segment reporting under ASC 280. In addition, the Company has engaged an outside consultant to assist management in the development of a segment analysis framework to be used on a go forward basis to support the segment-related disclosures, particularly when the Company has significant organizational structure or reporting structure changes that may impact the Company’s analysis under ASC 280.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
We completed the acquisition of AJA on February 22, 2023, as discussed in Note 3: Business Combination of the Notes to the Consolidated Condensed Financial Statements. Although existing event driven controls were followed related to the business combination accounting for the acquisition of AJA, management intends to exclude AJA from its assessment of the Company’s internal control over financial reporting for the fiscal year ending September 30, 2023. This exclusion would be in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the first fiscal year in which the acquisition occurred.
There has been no change in the Company’s internal control over financial reporting during the three months ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Except for the below additional risks factors listed below, there have been no other material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report.

We identified a material weakness in our internal control over financial reporting, and although it has not resulted in any material misstatements or omissions of our consolidated financial statements to date, if it is not fully remediated, it could result in material misstatements of our consolidated financial statements in the future.
Pursuant to the Sarbanes-Oxley Act, management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In addition, management is required to evaluate the effectiveness of our internal control over financial reporting.
As described in Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q, and in Part II, Item 9A “Controls and Procedures” of our 2022 Annual Report, we identified a material weakness in our internal control over financial reporting that existed as of October 1, 2022 and which related to a design gap in the existing review of our segment reporting process, which failed to (a) identify all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assess in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources, and (c) appropriately analyze every factor pertinent to whether operating segments share economic similarities that is required for aggregation under ASC 280. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of assessing and finalizing our plan for remediation of the material weakness, with the oversight of the Audit Committee of the Board of Directors, our Chief Executive Officer and our Chief Financial Officer. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. These remediation measures may be time consuming and costly. In addition, the measures we have taken to date, and actions we may take in the future, may not be sufficient to remediate the control deficiency that led to such material weakness, and they may not prevent or avoid a potential future material weakness. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.
If our remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, it could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations. This could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.

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
Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, subcontractors, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how”. We also rely, in some cases, on patent and copyright protection, although this protection may in some cases be insufficient due to the rapid development of technology in our industry. We may not be successful in protecting our technology for a number of reasons, including the following:
•employees, subcontractors, vendors, consultants and customers may violate their contractual agreements or post-employment non-competition obligations, and the cost of enforcing those agreements may be prohibitive, or those agreements may be unenforceable or more limited than we anticipate;
•foreign intellectual property laws may not adequately protect our intellectual property rights;
•our patent and copyright claims may not be sufficiently broad to effectively protect our technology; our patents or copyrights may be challenged, invalidated or circumvented; or we may otherwise be unable to obtain adequate protection for our technology; and
•when our patents expire, or if they are invalidated, narrowed or circumvented, our competitors may be able to utilize the inventions protected by our patents.
Also, competitors may copy or misappropriate our trade secrets, products or designs either through lawful means of reverse engineering or through independent development. We remain vigilant and take note of similar products and solutions offered by our competitors and, based on reasonable efforts, investigate whether any of our competitors’ products or solutions is the outcome of unlawful reverse engineering. For example, we are currently investigating a potential unlawful reverse engineering incident and, where necessary, plan to pursue appropriate legal action against parties that may be involved in such unlawful reverse engineering.
Competitors or third parties (including ex-employees violating their surviving contractual obligations with us) may also copy or reverse engineer aspects of our products or solutions through unlawful means, or illegally use information that we regard as proprietary. We conduct active surveillance and monitor potential threats surrounding any unauthorized use from competitors or third parties. As a result of our active surveillance, we recently learned that certain ex-employees in China, who had access to materials containing proprietary information and trade secrets about our products and designs, may have provided them to their current employer that is our direct competitor. We intend to fully investigate this matter and, if appropriate, pursue litigation against all parties that may be involved to protect our confidential information and trade secrets.
Despite our best efforts in active surveillance and monitoring, such policing may be difficult, time-consuming, non-definitive and non-exhaustive, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property.
Additionally, laws of foreign countries may not provide us with adequate remedy against unauthorized use of our intellectual property, or we may be unable to prove unauthorized use as prescribed by such foreign laws. In either case, if the protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation or appropriate remediation to us, resulting in potential cost advantages to our competitors and consequentially eroding our market share.
Furthermore, our partners and alliances may have rights to technology developed by us. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

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
Occasionally, third parties assert that we are, or may be, infringing on or misappropriating their intellectual property rights. Some of these assertions may not be legitimate. In these cases, we defend or in some instances dispel, and will continue to defend or dispel, against claims or negotiate licenses where we consider these actions appropriate. Intellectual property cases are uncertain, time-consuming and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from our business.
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
We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse, to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, depending on its nature and scope, cybersecurity incidents could result in business disruption; misappropriation, corruption or loss of confidential information and critical data (of the Company or that belonging to its third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
We also try to protect the confidential nature of our proprietary information by using commonly accepted information technology systems and network security measures. Such measures may not provide adequate protection for our proprietary information. For example, our internal procedures may not prevent an existing or former employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to fully protect our interests.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended July 1, 2023 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 2, 2023 to April 29, 2023	73	$47.86	73	$195.3
April 30, 2023 to June 3, 2023	84	$48.06	84	$191.3
June 4, 2023 to July 1, 2023	18	$56.57	18	$190.2
For the three months ended July 1, 2023	175		175
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

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures

None.

Item 5. – Other Information

Director and Officer Trading Plans and Arrangements

None of the Company’s directors or officers have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 1, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 9, 2023	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)