Form 10-K
period 2023-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2023-11-16
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 1, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,987.5 million based on the closing sale price as reported on The Nasdaq Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of November 13, 2023, there were 56,720,044 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

KULICKE AND SOFFA INDUSTRIES, INC.
 2023 Annual Report on Form 10-K
September 30, 2023

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities, our ability to control costs; and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the ongoing Israel-Hamas war, the prolonged Ukraine/Russia conflict, geopolitical tensions and other macroeconomic factors;
•our expectations regarding supply chain disruptions caused, directly or indirectly, by various macroeconomic events, including geopolitical tensions, catastrophic events resulting from climate change or other natural disasters and other factors;
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
•risks inherent in doing business on an international level, including currency risks, regulatory requirements, systems and cybersecurity risks, political risks, evolving trade and export restrictions and other trade-related barriers;
•projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials;
•projected demand for our products and services; and
•unexpected delays and difficulties in executing against our environmental, climate, diversity and inclusion goals or such other ESG targets and commitments.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “Annual Report” or “Form 10-K”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Annual Report.
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

Item 1. BUSINESS
Founded in 1951, Kulicke and Soffa Industries, Inc. (“K&S,” “we,” “us,” “our,” or the “Company”) specializes in developing cutting-edge semiconductor and electronics assembly solutions enabling a smarter and more sustainable future. Our ever-growing range of products and services supports growth and facilitates technology transitions across large-scale markets, such as advanced display, automotive, communications, compute, consumer, data storage, energy storage and industrial.
We design, develop, manufacture and sell capital equipment and consumables and provide services used to assemble semiconductor and electronic devices, such as integrated circuits, power discretes, light-emitting diode (“LEDs”), advanced displays and sensors. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket solutions and services for our and our peer companies’ equipment. Our customers primarily consist of integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to expand our market access and enhance our leadership position in semiconductor, electronics and display assembly. We also remain focused on enhancing our value to customers through higher productivity systems, more autonomous capabilities and continuous improvement and optimization of our operational costs. Delivering new levels of value to our customers is a critically important goal.
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
Our year end for each of fiscal 2023, 2022 and 2021 was September 30, 2023, October 1, 2022, and October 2, 2021, respectively.
Current Events
Israel - Hamas War
On October 7, 2023, an escalated armed conflict between Israel and the Hamas terrorist organization commenced, leading to a series of extended hostilities along Israel’s border with the Gaza Strip. Additionally, since October 8, 2023, the Hezbollah militant group has increased its hostilities against Israel over its northern region, including Haifa.
Our Company has a manufacturing facility and a business office in Haifa, and our capillaries are manufactured at our facilities in Israel and China.
As of the date of this report, our business and manufacturing operations in Israel have not been impacted and no material damage or utilities interruption have been noted at our Israeli facility. Trade routes remain open, and our suppliers and business partners in Israel remain operational. Furthermore, save for a handful of employees who have been mobilized as members of the Israeli military reserves to active duty, disruption to our workforce has been minimal.
We employ around 70 employees in Israel. The safety and well-being of our employees and their families remain our top priority. Our Company is actively providing support to employees and their families who have been impacted by these events, and employees in our Israeli facilities have the option of working from home to facilitate care-giving needs.
Given that the intensity, duration and outcome of the ongoing war is uncertain, any further escalation or other hostilities may result in government-mandated lockdowns and disrupt our business operations. We continue to monitor the situation and remain ready to activate our Business Continuity Plan (“BCP”) if necessary.

Key Events in Fiscal 2023
Acquisition of Advanced Jet Automation Co., Ltd.
As part of our corporate strategy, we continually evaluate our portfolio of businesses and may from time to time decide to buy or sell businesses or enter into joint ventures or other strategic alliances. On February 22, 2023, we completed the acquisition of Advanced Jet Automation Co., Ltd. (“AJA”), including the material business and assets formerly owned by its affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro-dispensing equipment and solutions in Taiwan. The purchase price consisted of $38.1 million in cash paid at closing, of which $4.0 million from the purchase price is being held by us in escrow for a period of 24 months from the closing date. This acquisition provides new access to adjacent process steps throughout the existing semiconductor, electronic assembly and advanced display portfolio, increasing market access to several exciting growth areas such as emerging advanced backlighting and direct-emissive display technologies utilizing mini and micro-LEDs, as well as advanced packaging opportunities which are demanding finer-pitch assembly capabilities. As of February 22, 2023, AJA became our wholly-owned subsidiary and on March 30, 2023, AJA was renamed Kulicke and Soffa Hi-Tech Co., Ltd. (“K&S Hi-Tech”). The newly acquired business of K&S Hi-Tech is deemed a separate operating segment (advanced dispensing solutions) under the “All Others” category. Please refer to Note 3―Business Combination for additional information related to our acquisition of AJA.
Macroeconomic Headwinds
Supply chain disruptions and global shortages in electronic components are generally abating in many jurisdictions. However, the cost of logistics remains high as a result of macroeconomic conditions, and labor shortages persist across layers of the supply chain. Additionally, the Company’s management continues to monitor the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict, especially in light of the impact it may have on the availability and cost of raw materials that are produced in the Middle East and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the tensions in the Middle East and between Ukraine and Russia.
During fiscal years 2021 and 2022, semiconductor suppliers rapidly increased production output in response to increases in end-consumer demand. Concerns surrounding supply availability have spurred defensive inventory purchases, which led to a heightened demand for our products.
The current macroeconomic conditions and declining consumer sentiment have resulted in significant inventory buildup in the semiconductor industry. Many of our consumers who accumulated our products in the past three years are reducing their order rates as a result of inventory adjustment and shorter lead times. The general reduction in demand within the semiconductor industry may also result in the instability of our key suppliers, as they struggle with oversupply and the rising cost of business.
Due to general inflationary pressures, declining consumer sentiment, and an economic downturn caused, directly or indirectly, by various macroeconomic factors, including the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict, the sector is seeing short-term volatility and disruption. However, we believe that the semiconductor industry macroeconomics have not changed and we anticipate that the industry’s long-term growth projections will normalize.
The prolonged Ukraine/Russia conflict did not materially impact our financial condition and operating results in fiscal 2023. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of filing. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequently, our operating results could deteriorate.
For other information, please see “Part I, Item 1A — Risk Factors”.

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
During the fiscal year ended September 30, 2023, the Company repurchased a total of approximately 1,515.0 thousand shares of common stock at a cost of approximately $68.1 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of September 30, 2023, our remaining stock repurchase authorization under the Program was approximately $181.0 million.
Dividends
On August 23, 2023, June 8, 2023, March 2, 2023 and November 16, 2022, the Board of Directors declared a quarterly dividend of $0.19 per share of common stock. During the fiscal year ended September 30, 2023, the Company declared dividends of $0.76 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Business Environment
The semiconductor business environment is highly volatile and is driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecasted to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both IDMs and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 91.2% and 94.4% of our net revenue for fiscal 2023 and 2022, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 38.6% and 45.8% of our net revenue for fiscal 2023 and 2022, respectively, was for shipments to customers headquartered in China.

While our customers have generally been impacted by the current global macroeconomic conditions, those with operations in China, an important manufacturing and supply chain hub, have witnessed a faster decline in demand and, accordingly, a faster decline in product shipments, compared to the rest of the world. The shipments to customers headquartered in China are subject to heightened risks and uncertainties related to the respective policies of the governments of China and the U.S. Furthermore, there is a potential risk of conflict and instability in the relationship between Taiwan and China that could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in Taiwan and China.
The U.S. and several other countries have levied tariffs on certain goods and have introduced other trade restrictions resulting in substantial uncertainties in the semiconductor, LED, memory and automotive markets.
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments, as well as the remaining operating segments in the “All Others” category, are primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
Our Aftermarket Products and Services (“APS”) segment has historically been less volatile than the other reportable segments. APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of September 30, 2023, our total cash, cash equivalents and short-term investments were $759.4 million, a $16.1 million decrease from the prior fiscal year end. Despite the slight decrease from the prior fiscal year end, we believe our strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs Please see “Part II, Item 7. – Management Discussion and Analysis of Financial Condition - Liquidity and Capital Resources” for more information.
Technology Leadership
We compete in the General Semiconductor, LED, Automotive & Industrial and Memory end markets by offering our customers advanced capital equipment, tools and solutions primarily addressing their semiconductor interconnect and device assembly needs. Our technology leadership directly contributes to the strong market positions of our ball bonder, wedge bonder, advanced solutions, and other leading tools, services and solutions. To maintain our competitive advantage, we invest in product development activities designed to enhance existing products and to deliver next-generation solutions. These investments often focus on progressing the broader assembly process in addition to advancing specific hardware and software features within our broadening capital equipment and aftermarket solutions portfolios. In support of this development effort, we typically work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
In addition to gold, silver alloy wire and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes, which have made the use of copper wire for the bonding process widely accepted and significantly reduced the cost of assembling an integrated circuit.
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. Building on the success of RAPID™, which is the first product in the smart bonder series to address the Industry 4.0 requirements, our RAPID™ Pro introduces additional functionality including the latest response-based processes. The RAPID™ series continues to excel in providing real-time process and performance monitoring, real-time equipment health monitoring, advanced data analytics and traceability, predictive maintenance monitoring and analysis, and detection and enhanced post-bond inspection.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions to address opportunities in memory assembly with our RAPID™ MEM, in particular for NAND Flash storage.

Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS® improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it will increase synergies between our various product engineering groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results such as the Asterion™ hybrid wedge bonder, which is built on an enhanced architecture that includes an expanded bond area, laser bonding, new robust pattern recognition capabilities and extremely tight process controls. Another example of our developing equipment for high-growth niche markets is our AT Premier PLUS. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, of the smartphones available today in the market. We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with high throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We are also developing and manufacturing advanced packaging solutions for the emerging 2.5-dimensional integrated circuit (“2.5D IC”) and 3-dimensional integrated circuit (“3D IC”) markets. By reducing the interconnect dimensions, 2.5D ICs and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are earlier adopters of this new packaging technology. Chiplets are emerging as an alternative methodology for developing advanced system-level designs. Chiplets of various functions and typically fabricated in different process nodes are mixed-and-matched and assembled in a package with the goal of speeding up time-to-market and reducing cost. This methodology of developing advanced system-level designs is increasing the complexity of packages. Our leadership in system-in-package (“SiP”), multi-chip module (“MCM”) and heterogeneous integration are well positioned to address the requirements of this emerging and growing trend. Our latest fluxless capable bonding technology allows ultra-fine-pitch interconnects necessary for next-generation chiplet-based advanced packages. We have also expanded our long-term advanced packaging partnership with the UCLA Center for Heterogeneous Integration and Performance Scaling (“CHIPS”) and Penn State Center for Heterogeneous Integration of Micro Electronic Systems (“CHIMES”).
In addition to our growing heterogeneous opportunities, we have also broadened our mass reflow advanced packaging solutions to include high-accuracy flip chip and fan-out wafer level packaging (“FOWLP”) with KatalystTM. Our electronics assembly solutions are also capable of advanced package-on-package, wafer level packaging (“WLP”), embedded die, and active and passive die placement for SiP, enabling us to diversify our business while further expanding market reach into the automotive, LED lighting, medical and industrial segments.
During fiscal 2019, we entered into the emerging mini-LED market supporting display backlighting and direct emissive displays, with the launch of PIXALUXTM. The PIXALUXTM is a high-speed die placement equipment, and one of the most mass production ready solutions for mini-LED placement in the market. Mini-LEDs are used in TV, IT display, large display, signage display, consumer display and automotive markets. The usage of mini-LEDs is expected to grow significantly over the next few years, followed by micro-LED adoption. We intend to leverage the momentum we already have with PIXALUXTM to continue to innovate and provide solutions to the industry to meet the challenges of packaging and assembling the next-generation of electronic devices.
In order to help strengthen this position, we have developed LUMINEXTM which is a laser-based mini and micro-LED die transfer system. It is a highly flexible system capable of a single die transfer, multi-die transfer and mass transfer for the various applications in the advanced display value chain. LUMINEXTM combines laser technology, state-of-the-art optical systems, material engineering and high precision motion control to deliver industry leading throughput and placement accuracy. As announced on August 8, 2023, we have commenced a collaboration on LUMINEXTM with Taiwan Surface Mounting Technology Corp, a worldwide leading LCD Surface Mount Technology (“SMT”) solutions provider, to advance mini-LED backlight and direct-emissive displays for high-volume adoption.
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

Customers
Our major customers include IDMs, OSATs, foundry service providers, and other electronic manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends. For other information regarding our concentrations and customers, please see “Part II, Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 17: Commitments, Contingencies and Concentrations”. There was no customer with sales representing more than 10% of our net revenue in fiscal 2023.
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
The following table reflects our backlog as of September 30, 2023 and October 1, 2022:

	As of
(in thousands)	September 30, 2023	October 1, 2022
Backlog	$423,824	$510,145

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
Our ball bonder, wedge bonder, AT Premier, APAMATM and KatalystTM bonder manufacturing and assembly is done at our facility in Singapore. Our Hybrid and Electronic Assembly solutions manufacturing and assembly is done at our facility in the Netherlands. We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore and in the Netherlands.
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in China. The capillaries are produced at our facilities in China and Israel. We both produce and outsource the production of our bonding wedges. Our China and Israel facilities are ISO 9001 certified. Our China facility is also ISO 14001 and ISO 18001 certified.
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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors are ASM Pacific Technology, Hesse GmbH, Han's Laser Technology Co., Ltd., BE Semiconductor Industries N.V., Hanwha Precision Machinery Co., Ltd., Panasonic Holdings Corporation, Shinkawa Ltd. and Nordson Corporation.
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant consumables competitors are PECO Co., Ltd. , Disco Corporation, Small Precision Tools Co., Ltd. and Chaozhou Three-Circle (Group) Co., Ltd.
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
Our business is subject to various other regulations typical of businesses of our type in the jurisdictions in which we operate. We maintain an export compliance program designed to meet the requirements of the U.S. Department of Commerce and the U.S. Department of State.
Business Continuity Management Plan
We have developed and implemented a global Business Continuity Management Plan (“BCP”) for our business operations. The BCP is designed to facilitate the prompt resumption of our business operations and functions arising from an event which impacts or potentially impacts our business operations. As the scale, timing, and impact of disasters and disruptions are unpredictable, the BCP has been designed to be flexible in responding to actual events as they occur. The BCP provides a structured framework for safeguarding our employees and property, making a financial and operational assessment, protecting our books and records, perpetuating critical business functions, and enabling the continuation of customer transactions. We review and update our BCP on a periodic basis to reflect any changes in our Company’s structure, operations or environment that may affect its continuity.
Environmental, Social and Governance (“ESG”)
We continue to proactively manage and address the ESG topics that are of concern to us and our stakeholders. The sustainability governance structure at K&S continues to evolve and mature. In fiscal 2022, we embedded our four corporate social responsibility pillars into a wider ESG framework now covering the full spectrum of ESG-related efforts and initiatives, and further integrated these ESG-related considerations, efforts and initiatives into many of our business and operational practices.
We also established an ESG council to oversee our ESG efforts. The ESG council comprises sub-components overseen by organizational leads, with each lead providing regular updates on status and planned initiatives to defined ESG council work streams. The ESG council provides quarterly updates to our executive leadership, with the Nominating and Governance Committee (“NGC”) of the Board of Directors receiving summary reports on a semi-annual basis. The NGC maintains ultimate oversight of all ESG activities and is responsible for reviewing and overseeing our ESG strategy, policies, and performance. Through this structure, the Board of Directors has oversight of the impacts the organization has on its stakeholders and the environment.
For more information on our ESG efforts, please refer to our Sustainability Report 2022, which can be found on our website at https://www.kns.com/ESG. This website reference is provided for convenience only and the content on the referenced website is expressly not incorporated by reference into this Annual Report on Form 10-K.

Human Capital
Our Employees
Our talented employees are critical to our ability to achieve the Company’s vision to be the leading technology and service provider of innovative interconnect solutions enabling a smart future. As of September 30, 2023, we had 2,877 full-time employees and 148 temporary workers worldwide.
Diversity & Inclusion
We are committed to providing a diverse and collaborative environment that is rich in opportunities and which enables our employees to grow both professionally and personally in their careers within the Company. We are also committed to treating employees with dignity and respect. Diversity is important to the Company and we believe that the combined knowledge and diverse views that our employees contribute across our global locations strengthens our competitive edge. We value different backgrounds, celebrate unique perspectives, and believe that diversity and inclusion are essential to creating an environment where we can achieve our best innovation essential to the success of the Company. In fiscal 2022, the Company incorporated its Diversity & Inclusion (“D&I”) program into its ESG structure.
The vision of the D&I program is to enrich the experience of all Company employees, irrespective of their seniority or role. It aims to foster an environment that acknowledges and celebrates their contributions and achievements in a unified and supportive setting. Building upon the effective worldwide implementation of the Company’s equity assessment, extensive training sessions, and diversity events during fiscal year 2023, the next phase of the strategic plan involves a learning and development series titled “Inclusive Leader Mindset Change Training”. This program is designed to equip all people managers with valuable perspectives and tools to cultivate inclusive leadership.
Safe Workplace
We endeavor to provide a safe and healthy workplace for all our employees. The health and safety of our employees is of paramount importance to the Company, and forms an integral part of our organizational culture. In fiscal 2022, we established an Executive Safety Committee (the “Safety Committee”) to provide overall leadership and policy in discharging the Company’s safety responsibilities while promoting a culture of safety within the Company. The Safety Committee, together with key site and operations leadership responsible for the Company’s workplace safety and health, works together to establish and communicate a vision for the Company’s workplace safety. Each of our key manufacturing and R&D sites have also established its Environment, Health and Safety (“EHS”) practices, objectives and performance targets, which are overseen by an EHS Committee, led by an EHS Manager or a Safety Representative from each key operations function. To ensure that all employees are familiar with our safety standards and actions, we conduct regular health and safety-related trainings including an online based Corporate Safety Training module, as well as hands-on preparedness training comprising periodic fire drill evacuations, first-aid, fire-fighting and hazardous chemical spillage response drills. This training is included in our new hire on-boarding programs with employee-wide refresher trainings conducted every two years.
As part of our business continuity measures and in response to the COVID-19 pandemic, we assembled a management-led COVID-19 Committee comprising directors and managers of various key departments to provide global oversight and guidance in implementing site-specific business continuity and risk mitigation plans across our key sites. While we have ceased regular meetings of the COVID-19 Committee in light of the current global COVID-19 situation, we remain vigilant and continue to monitor the latest developments and guidelines provided by global authorities such as the World Health Organization (“WHO”), and remain ready to reactivate our resources, including the COVID-19 Committee or a similar committee, to deal with other global health situations if it becomes necessary to do so in the future.
Human Resource (“HR”) Practices
At K&S, we aim to recruit, develop and retain a high performing and diverse workforce while fostering a safe and productive work environment for employees to maximize individual and organizational potential. Our regional HR managers support the local leaders and managers, ensuring that our employment and labor practices adhere to regional and local regulations. We continually review these policies and benchmark them against market peers to help ensure that we implement leading practices on recruitment, onboarding and employee development. Our HR function also includes centers of excellence in Talent Management, Talent Acquisition, HR Shared Services, and Global Compensation and Benefits, ensuring best practices in these important areas.

Employee Development
We believe in investing in our employees’ professional growth by encouraging them to continually develop their functional and leadership skills and to gain different experiences across the Company as they progress along their career paths and grow within our organization. Our Learning and Development Framework which is based on identified professional and management competencies and the Company’s core values, is tailored to specific target groups such as new hires, professional and support staff levels, manager levels as well as identified key talents from our succession planning process. These development programs are also based on the 70/20/10 learning and development model under which individuals obtain 70% of their knowledge through experiential learning, 20% through social learning and 10% from formal educational events. We encourage our employees to not only participate actively in technical and soft skill training programs, but also to learn through peer coaching and mentoring, and to develop professionally through various stretch assignments and projects. In fiscal 2023, we launched a number of global leadership development programs designed to accelerate the development of our key leaders and prepare high potential talents to take on broader leadership roles.
Following employee feedback in the last employee engagement survey, we introduced a formalized career progression framework and associated tools to provide clarity and guidance to both managers and employees. The framework provides clarity and tools for employees in the Professional and Management Career tracks on the requisite competencies for advancement to the next career level within the Company. Employees are encouraged to enroll in the various training courses intended to support their development in the required competency stages as they chart their career progression with the Company.
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
Employee Engagement
As part of our employee engagement initiatives, every two to three years, we conduct a global employee engagement survey, the “Voice of K&S”, to gather feedback from all our employees on various aspects of their work and on our corporate culture. Survey results are reviewed by management teams to identify improvement opportunity areas. In the most recent survey conducted in December 2022, 95% of our employees provided their feedback and we achieved an overall engagement score of 89%, an improvement of 11% from our last survey in 2019. The engagement score is calculated based on responses to three questions that are designed to gauge an employee’s willingness to help the Company achieve its goals, pride in working at the Company and intentions to continue growing his or her career within the Company.
Work flexibility, which had been critical to our success throughout the COVID-19 pandemic, has now become part of our culture. We have provided tools and infrastructure to enable employees the choice and flexibility of a range of flexible work arrangement options that best meet their needs while allowing them to continue to fulfill the Company’s business objectives.
Open Door Policy
We maintain an open-door policy through our grievance and whistleblowing procedures and provide multiple avenues for employees to voice their concerns and raise suggestions. Employees may report any grievances to their immediate supervisor, local HR representatives or the Global Vice President of HR. Employees may also confidentially and anonymously raise any concerns of legal violation, violation of the Company’s codes and policies, improper or unethical business practices, or concealment of any wrong-doing through the whistleblower hotline or website. We take every raised complaint seriously and prohibit any form of retaliation against any employee for lodging a complaint in good faith.

Item 1A. RISK FACTORS
Semiconductor Industry and Macroeconomic Risks
Our operating results and financial condition could be adversely impacted by volatile worldwide economic conditions and unpredictable spending by our customers due to uncertainties in the macroeconomic environment.
Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, LEDs and batteries, including mobile devices, personal computers, consumer electronics, telecommunications equipment, automotive components, electric vehicles and other industrial products. Reductions or other fluctuations in our customers' spending as a result of uncertain conditions and volatility in the macroeconomic environment, including from government, economic or fiscal instability, economic recession, actual or potential inflation, rising interest rates, slower growth in certain geographic regions, global trade issues, global health crises and pandemics, restricted global credit conditions, reduced demand, excess inventory, higher energy prices, or other conditions, could adversely affect our business, financial condition and operating results. Further, our profitability can be affected by volatility because we incur a certain amount of fixed costs that we cannot modulate up and down to meet increases or decreases in demand. The impact of broad-based weakening in the global macroeconomic environment could make our customers cautious and delay orders until the economic outlook becomes clearer. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results. Our visibility into future demand is generally limited and forecasting is difficult, and we believe historic, industry-wide volatility will persist.
The ongoing Israel-Hamas war may adversely affect our business, financial condition or results of operations.
On October 7, 2023, an escalated armed conflict between Israel and the Hamas terrorist organization commenced, leading to a series of extended hostilities along Israel’s border with the Gaza Strip. Additionally, since October 8, 2023, the Hezbollah militant group has increased its hostilities against Israel over its northern region, including Haifa.
Many multinational companies in the semiconductor industry have research, design and development centers situated in Israel, including our Company, which has a manufacturing facility and a business office in Haifa.
The intensity, duration and outcome of the ongoing war is uncertain and its continuation or escalation may have a material adverse effect on our business and operations. While we are currently maintaining business and operations in Israel without material damage or interruptions at our Israeli facility, our assets and operations in Israel could be vulnerable to future property damage, inventory loss, business disruption, and expropriation.
We have around 70 employees in Israel. While to our knowledge, there have been no reported casualties or injuries to our employees as of the date of this report, some of our Israeli employees have been mobilized as members of the Israeli military reserves to active duty. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt supply chains, transport networks, telecommunications and financial systems, and other critical infrastructure necessary to conduct business in Israel. As the intensity of the war has been rapidly evolving, including the potential for heightened geopolitical tensions in the Middle East, we continue to receive and review reports concerning our operations and business partners and remain vigilant.
The risk of cybersecurity incidents may also increase in connection with the ongoing war. These attacks may impact critical infrastructure and financial institutions globally, which in turn could adversely affect our operations. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks targeted against U.S. companies, could adversely affect our operations.
Even if the war moderates, or a peaceful resolution in the region is reached, the detrimental impact to the global financial markets may be far-reaching, and may not recover immediately. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.

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
•shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including public health emergencies and associated containment measures, war or geopolitical tensions (such as the Israel-Hamas war, tensions in the Middle East and the Ukraine/Russia conflict), significant natural disasters (including as a result of climate change) or significant price changes (including as a result of inflationary pressures);
•delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;
•loss of suppliers as a result of consolidation of suppliers in the industry; and
•loss of suppliers because of their bankruptcy or insolvency.
If any of these risks were to materialize, we might be unable to deliver our products to our customers on time and at expected cost, or at all. While we observed some easing of the industry-wide supply constraints towards the end of fiscal 2022 and in fiscal 2023, we expect some constraints to continue and the duration of such constraints or their long-term impact on our business cannot be predicted at this time.
As part of our supply chain management, we may from time to time increase our inventory levels to mitigate against anticipated future component shortages. These increases in our inventory levels may lead to an excess of materials in the future in the event that the demand for our products is lower than our expectations or if we otherwise fail to anticipate future customer demand properly. Excess inventory levels could result in inventory write-downs at discounted prices, which could adversely affect our cash flows or gross margins. As a result, our business, financial condition and operating results would be materially and adversely affected.
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
In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better-capitalized companies. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources than we do. Some of these competitors are Asian and European companies that have had, and may continue to have, an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers. Some of these competitors compete across many of our product lines, while others are primarily focused in a specific product area, all of which could result in lowering the barriers to entry. Some governments may have provided, and will continue to provide, financial assistance or other support to some of our competitors or to new entrants, to advance the nation's growth in the semiconductor equipment and packaging materials industries.
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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Over 90% of our net revenue is derived from shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Approximately 38.6%, 45.8% and 43.4% of our net revenue for fiscal 2023, 2022, and 2021, respectively, was derived from shipments to customers headquartered in China.
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
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMATM bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China, our capillaries in Israel and China, and our advanced dispensing equipment in Taiwan. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, particularly Asia/Pacific region, such as:
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
•war, risks and rumors of war and civil disturbances, including the Israel-Hamas war and the Ukraine/Russia conflict, or other events that may limit or disrupt manufacturing, markets and international trade;
•act of terrorism that impact our operations, customers or supply chain or that target U.S. interests or U.S. companies;
•seizure of our foreign assets, including cash;
•the imposition of sanctions of countries in which we do business;
•changing political conditions and rising geopolitical tensions; and
•legal systems which are less developed and may be less predictable than those in the U.S.

In addition, there is a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China, our manufacturing operations in Taiwan and China, and our future plans in the region.
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
Our operations and business, and those of our customers and suppliers, can be disrupted by natural disasters, public health issues, cybersecurity incidents, interruptions of service from utilities, or other catastrophic events including as a result of climate change. For example, we have at times experienced temporary disruptions in our manufacturing processes as a result of power outages. In addition, global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. For example, in September 2023, territories in the East Asian monsoon region, including Guangdong, Hong Kong, Fujian and Taiwan, experienced significant typhoons and storm surges, resulting in a temporary suspension of business and services. Such temporary suspension of business and services impacted some of the semiconductor factories and suppliers who operate there. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe, and could exacerbate the other risk factors described herein. Catastrophic events could make it difficult or impossible to manufacture or deliver products to our customers, receive materials from our suppliers, or perform critical functions, whether on a timely basis or at all, which could adversely affect our revenue and operations. Some of the systems we maintain as part of our business recovery plans cannot guarantee us protection from such disruptions. Furthermore, even if our operations are unaffected or if we managed to recover our operations quickly, if our customers or suppliers cannot timely resume their own operations due to a catastrophic event, we may be unable to fulfil our customers’ orders, and may experience reduced or cancelled orders or other disruptions to our supply chain that may adversely affect our results of operations.
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
In 2020, the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) amended the EAR to expand controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies. In October 2022, the BIS amended the EAR again to extend those foreign controls to numerous companies on BIS’ so-called Entity List. The 2020 and 2022 amendments impact some of our advanced packaging products, which are based on U.S. technology and are within the scope of the expanded EAR controls on Huawei and other Entity List companies. Therefore, these products cannot be sold to Huawei and other Entity List companies, and are subject to certain end-use restrictions. To date, these amendments to the EAR have not had a material direct impact on our business, financial condition or results of operations and we do not expect that they will, although they could have indirect impact, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S.-based companies among Chinese consumers. Additionally, some end users may prefer to avoid the U.S. supply chain in its entirety to avoid the application of these regulations.

The rules promulgated by the BIS are typically complex, and the BIS could revise or expand them in response to public comments. Likewise, the BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business.
Future changes in, and responses to, the various export regulations, tariffs, or other trade regulations between the U.S. and other countries may be unpredictable. Such further changes may limit our ability to produce products, increase our selling or manufacturing costs, decrease margins, reduce the competitiveness of our products and cause our sales to decline, and therefore could have a material adverse effect on our business, financial condition or results of operations.
Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. There was no customer with sales representing more than 10% of net revenue in fiscal 2023. Sales to our ten largest customers comprised 53.5% and 49.1% of our net revenue for fiscal 2023 and fiscal 2022, respectively.
We expect that a small number of customers will continue to account for a high percentage of our net revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory or increase our production capacity quickly enough to meet the needs of our customers, or if we are not able to fulfil our customers' orders due to supply chain constraints, they may turn to other suppliers making it more difficult for us to retain their business. We may also make commitments from time-to-time to our customers regarding minimum volumes and performance standards, and if we are unable to meet those commitments, we may incur liabilities to our customers. If we lose orders from a significant customer that we are not able to replace, or if a significant customer reduces its orders substantially, or if we incur liabilities for not meeting customer commitments, these losses, reductions or liabilities may materially and adversely affect our business, financial condition and operating results.
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
Alternative packaging technologies have emerged that may improve device performance, reduce the size of or enhance the number of components inherent in an integrated circuit package, as compared to traditional wire bonding. These technologies include flip chip and wafer-level packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies which do not employ our products. If a significant shift to alternative packaging technologies or to another technology not offered by us were to occur, demand for our equipment and related packaging materials may be materially and adversely affected. Given that a majority of our revenue comes from wire bonding, a reduced demand for our wire bonding equipment could materially and adversely affect our financial results.
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
Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. Our efforts to monitor, develop, modify and implement appropriate tests and manufacturing processes for our products may not be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs, potential damage to our reputation or general customer dissatisfaction with our products. We may also not be able to successfully claim against our suppliers or obtain product liability or other insurance to fully cover such risks. Any of the foregoing risks, if they were to materialize, could have a material adverse effect on our business, results of operations or financial condition.

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
Compliance with existing or future land use, environmental, climate-related and health and safety laws and regulations may: (1) result in significant costs to us for additional capital equipment or other process requirements; (2) restrict our ability to expand our operations; and/or (3) cause us to curtail our operations. We also could incur significant costs, including cleanup costs, fines or other sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under such laws and regulations.
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

Increasing attention to ESG matters, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business
Certain investors, shareholder advocacy groups, other market participants, customers and other stakeholder groups have focused increasingly on companies' environmental, social and governance (“ESG”) initiatives, including those concerning climate change, greenhouse gas emissions, human rights, diversity and inclusion, and shareholder proxy access. This may result in increased costs, enhanced compliance or disclosure obligations and related costs, or other adverse impacts on our business, financial condition or results of operations.
From time to time, we create and publish voluntary disclosures regarding ESG matters. Our sustainability report, currently in its seventh edition and available on our website, continues to outline our Company’s strategies, initiatives and performance of ESG topics identified through a materiality assessment to be most relevant to the operations and stakeholders of our Company. The identification, assessment, and disclosure of such matters is complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances.
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

Competitors or third parties (including ex-employees violating their surviving contractual obligations with us) may also copy or reverse engineer aspects of our products or solutions through unlawful means, or illegally use information that we regard as proprietary. While we conduct active surveillance and monitor potential threats surrounding any unauthorized use from competitors or third parties, we may not be able to detect misuse of our proprietary information before it occurs. For example, as a result of our active surveillance, we have learned that certain ex-employees in China, who had access to materials containing proprietary information and trade secrets about our products and designs, may have provided them to their current employer that is our direct competitor. We continue to fully investigate this matter and, if appropriate, pursue litigation against all parties that may be involved to protect our confidential information and trade secrets.
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
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in data center facilities around the world, primarily in Singapore and the U.S., on which our business depends. A disruption, infiltration or failure of our information technology systems owned or used by us or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software, data loss protection and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations.

In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and/or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business. For example, artificial intelligence (“AI”) may be used to generate cyberattacks with greater scale and efficacy than the traditional threat actors. In other instance, a cybersecurity threat could be introduced as the result of our business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating an AI generated source code.
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
While we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
Because most of our foreign sales are denominated in U.S. dollar, an increase in value of the U.S. dollar against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against other currencies could make our costs in certain non-U.S. locations more expensive to fund. Our ability to compete overseas may therefore be materially and adversely affected by the fluctuations of the U.S. dollar against other currencies.
Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Swiss Franc, Philippine Peso, Thai Baht, Taiwan Dollar, South Korean Won, Israeli Shekel, Malaysian Ringgit and Euro. Although we have entered into foreign exchange forward contracts from time to time to hedge our operating expenses against certain foreign currency exposure, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.
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
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2021, the OECD issued its guidance on the Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum level tax on the income generated in each of the jurisdictions where they operate in. In December 2022, the European Council attained a consensus on Pillar Two of the GloBE rules to implement the 15% global minimum tax, and many EU and G20 countries have specified their plan to adhere to the OECD guidelines as early as fiscal 2025 which may materially impact our income tax expense. Further, the increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.

Other changes in taxation could materially impact our future effective tax rate.
Additionally, our future effective tax rate could be affected by numerous other factors including higher or lower than anticipated foreign earnings in various jurisdictions where we are subjected to tax rates that differ from the U.S. federal statutory tax rate, by changes in the valuation allowances recorded against certain deferred tax balances, or by changes in accounting principles and reporting requirements, or including the interpretations and application of such accounting principles and reporting requirements. Changes in our assertion for foreign earnings, whether permanently or non-permanently reinvested, as a result of changes in facts and circumstances or challenges by tax authorities to our historic or future tax positions and transfer pricing policies, could also significantly adversely impact our future effective tax rate.
Risks Related to Our Shares and Corporate Law
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
We may from time to time issue additional equity securities or securities convertible into equity securities, which would result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common stock, of which approximately 56.3 million shares were outstanding as of September 30, 2023. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common stock or preferred stock. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions or other purposes. In addition, our shareholders will experience additional dilution when performance or restricted share units vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.
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

If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the trading price of our common stock.
As a public company, we are required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. As described in “Part II, Item 9A — Controls and Procedures” of this Annual Report, we previously identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that this material weakness was remediated as of September 30, 2023. However, one or more material weaknesses may be identified in the future during the evaluation and testing process of our internal controls in future years. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results. This could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 30, 2023:

Country	Facility (1)	Approximate Size	Function	Reportable Segment
Singapore	Serangoon	251,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Ball Bonding Equipment Wedge Bonding Equipment Advanced Solutions
	Kranji	148,000 sq. ft.	Manufacturing center	Advanced Solutions
China	Suzhou	155,000 sq. ft.	Manufacturing, technology and shared support services center	APS
The Netherlands	Eindhoven	116,000 sq. ft.	Manufacturing, technology, sales and service center	All Others
United States	Fort Washington, Pennsylvania	88,000 sq. ft.	Corporate headquarters, technology, sales and service center	Ball Bonding Equipment Advanced Solutions
	Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Wedge Bonding Equipment
	Horsham, Pennsylvania	28,000 sq. ft.	Technology center	Advanced Solutions
Israel	Haifa	31,000 sq. ft.	Manufacturing and technology center	APS
Taiwan	Taipei	20,000 sq. ft.	Manufacturing and technology center	All Others
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

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” On November 13, 2023, there were approximately 145 holders of record of the shares of outstanding common stock.
On August 23, 2023, June 8, 2023, March 2, 2023 and November 16, 2022, the Board of Directors declared a quarterly dividend $0.19 per share of common stock. During the fiscal year ended September 30, 2023, the Company declared dividends of $0.76 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended September 30, 2023 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2023 to July 29, 2023	16	$57.45	16	$189,313
July 30, 2023 to September 2, 2023	48	$52.08	48	$186,811
September 3, 2023 to September 30, 2023	119	$48.39	119	$181,042
For the three months ended September 30, 2023	183		183
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2022 Annual Report filed on November 17, 2022, and amended on August 8, 2023 (the “2022 Annual Report”).
Our Management’s Discussion and Analysis (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:
•Overview: Introduction of our operations, key events, business environment, technology leadership, products and services
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources
•Other Obligations and Contingent Payments
Overview
For an overview of our business, please see “Part I, Item 1 — Business”.
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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2023 and 2022
The following table reflects the income from operations for fiscal 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Net revenue	$742,491	$1,503,620	$(761,129)	(50.6)%
Cost of sales	383,836	755,300	(371,464)	(49.2)%
Gross profit	358,655	748,320	(389,665)	(52.1)%

Selling, general and administrative	152,982	140,050	12,932	9.2%
Research and development	144,701	136,852	7,849	5.7%
Impairment charges	21,535	1,346	20,189	1,499.9%
Operating expenses	319,218	278,248	40,970	14.7%

Income from operations	$39,437	$470,072	$(430,635)	(91.6)%
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
The following tables reflect the bookings and backlog for fiscal 2023 and 2022:

	Fiscal
(in thousands)	2023	2022
Bookings	$656,170	$1,226,524

	As of
(in thousands)	September 30, 2023	October 1, 2022
Backlog	$423,824	$510,145
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, we observed trade-related adverse impacts in demand from China, which continues to persist in fiscal 2023 and beyond.

Net Revenue
Our net revenues for fiscal 2023 decreased as compared to our net revenues for fiscal 2022. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, Wedge Bonding Equipment, Advanced Solutions, APS and All Others, as further outlined in the tables presented immediately below.
The following table reflects the net revenue by reportable segment for fiscal 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2023		2022		$ Change	% Change
	Net revenue	% of total net revenue	Net revenue	% of total net revenue
Ball Bonding Equipment	$287,465	38.7%	$909,428	60.5%	$(621,963)	(68.4)%
Wedge Bonding Equipment	175,550	23.6%	194,086	12.9%	(18,536)	(9.6)%
Advanced Solutions	72,256	9.7%	94,683	6.3%	(22,427)	(23.7)%
APS	160,718	21.7%	197,152	13.1%	(36,434)	(18.5)%
All Others	46,502	6.3%	108,271	7.2%	(61,769)	(57.1)%
Total net revenue	$742,491	100.0%	$1,503,620	100.0%	$(761,129)	(50.6)%

Ball Bonding Equipment
For fiscal 2023, the lower Ball Bonding Equipment net revenue as compared to fiscal 2022 was due to lower volume of customer purchases primarily in the General Semiconductor and Memory markets. The lower volume in these end markets was a result of uncertainties in the overall macroeconomic environment, leading to a decline in consumer and industrial purchases. This was exacerbated by the high semiconductor supply chain inventories, which contributed to low utilization of our equipment by our customers, resulting in lower demand for our products.
Wedge Bonding Equipment
For fiscal 2023, the lower Wedge Bonding Equipment net revenue as compared to fiscal 2022 was due to lower volume of customer purchases primarily in the General Semiconductor market due to the lower power discrete devices demand, which was partially offset by the higher volume of customer purchases in the automotive and renewable energy market.
Advanced Solutions
For fiscal 2023, the lower Advanced Solutions net revenue as compared to fiscal 2022 was due to timing of revenue recognition for certain customer contracts, which was partially offset by the higher volume of customer purchases in the General Semiconductor market.
APS
For fiscal 2023, the lower APS net revenue as compared to fiscal 2022 was primarily due to lower volume of customer purchases primarily in spares, services and bonding tools. The lower volume was also due to low utilization of our equipment resulting from the decline in consumer and industrial purchases and high semiconductor supply chain inventories.
All Others
For fiscal 2023, the lower net revenue in the “All Others” category as compared to fiscal 2022 was primarily due to lower volume of customer purchases in the General Semiconductor market and mini LED transfer solutions market. The lower volume was a result of uncertainties in the overall macroeconomic environment, leading to a decline in consumer purchases.

Gross Profit Margin
 The following table reflects the gross profit as a percentage of net revenue by reportable segment for fiscal 2023 and 2022:

	Fiscal
	2023	2022	Basis point change
Ball Bonding Equipment	45.6%	49.0%	(340)
Wedge Bonding Equipment	52.1%	48.1%	400
Advanced Solutions	37.4%	33.7%	370
APS	55.2%	60.5%	(530)
All Others	44.4%	54.5%	(1,010)
Total gross margin	48.3%	49.8%	(150)

Ball Bonding Equipment
For fiscal 2023, the lower Ball Bonding Equipment gross profit margin as compared to fiscal 2022 was primarily driven by lower volume of customer purchases resulting from uncertainties in the overall macroeconomic environment and high semiconductor supply chain inventories, less favorable product mix, including lower sales of higher margin products, and less favorable customer mix.
Wedge Bonding Equipment
For fiscal 2023, the higher Wedge Bonding Equipment gross profit margin as compared to fiscal 2022 was primarily driven by favorable product mix, including higher sales of higher margin products.
Advanced Solutions
For fiscal 2023, the higher Advanced Solutions gross profit margin as compared to fiscal 2022 was primarily due to the reversal of previously accrued customer credit program due to the change in accounting estimates resulting from new information.
APS
For fiscal 2023, the lower APS gross profit margin as compared to fiscal 2022 was primarily driven by lower volume, less favorable product mix among the spares, services and bonding tools, and lower average selling prices of bonding tools.
All Others
For fiscal 2023, the lower All Others gross profit margin as compared to fiscal 2022 was primarily due to less favorable product mix. This was partially offset by the reversal of previously accrued customer credit program due to the change in accounting estimates resulting from new information.
Operating Expenses
The following table reflects the operating expenses for fiscal 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Selling, general and administrative	$152,982	$140,050	$12,932	9.2%
Research and development	144,701	136,852	$7,849	5.7%
Impairment charges	21,535	1,346	$20,189	1499.9%
Total	$319,218	$278,248	$40,970	14.7%
Selling, General and Administrative (“SG&A”)
For fiscal 2023, the higher SG&A expenses as compared to fiscal 2022 was primarily due to $15.4 million net unfavorable variance in foreign exchange, $2.7 million higher staff costs due to an increase in headcount, $1.7 million higher professional services and $1.2 million higher amortization. These were partially offset by $10.5 million lower sales representative commissions.

Research and Development (“R&D”)
For fiscal 2023, the higher R&D expenses as compared to fiscal 2022 was primarily due to $4.2 million higher prototype material costs and $3.3 million higher staff costs related to an increase in headcount.
Impairment Charges
For fiscal 2023, the Company recognized a non-cash impairment charge of $21.5 million related to goodwill and intangible assets in the Lithography reporting unit, as well as on an investment in a non-marketable equity security. The impairment charge in the prior year period relates to the impairment on an investment in a non-marketable equity security. See Note 4: Goodwill and Intangible Assets and Note 6: Equity Investments of the Notes to the Consolidated Financial Statements for further information.
Income from Operations
For fiscal 2023, total income from operations was lower as compared to fiscal 2022. This was primarily due to lower gross profit and higher operating expenses in fiscal 2023.
The following tables reflect the income/(loss) from operations by reportable segment for fiscal 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Ball Bonding Equipment	$81,929	$385,276	$(303,347)	(78.7)%
Wedge Bonding Equipment	63,088	66,649	(3,561)	(5.3)%
Advanced Solutions	(32,530)	(15,389)	(17,141)	(111.4)%
APS	47,654	82,473	(34,819)	(42.2)%
All Others	(36,797)	25,732	(62,529)	(243.0)%
Corporate expenses	(83,907)	(74,669)	(9,238)	(12.4)%
Total income from operations	$39,437	$470,072	$(430,635)	(91.6)%

Ball Bonding Equipment, Wedge Bonding Equipment, Advanced Solutions, APS and All Others
For fiscal 2023, the lower Ball Bonding Equipment, Wedge Bonding Equipment, and APS income from operations as compared to the prior year period was primarily due to the decrease in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
For fiscal 2023, the higher Advanced Solutions loss from operations as compared to the prior year period was primarily due to the decrease in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
For fiscal 2023, the loss from operations in the “All Others” category as compared to the income from operations in prior year period was primarily due to decrease in revenue as explained under “Net Revenue” above, the goodwill impairment charge, integration of newly acquired business and net unfavorable variance in foreign exchange.
Interest Income and Expense
The following table reflects the interest income and interest expense for fiscal 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Interest income	$32,906	$7,124	$25,782	361.9%
Interest expense	$(142)	$(208)	$66	(31.7)%

Interest income
For fiscal 2023, the higher interest income as compared to fiscal 2022 was primarily due to higher weighted average interest rates on cash, cash equivalents and short-term investments.

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2023	2022	Change
Provision for income taxes	$15,053	$43,443	$(28,390)
Effective tax rate	20.8%	9.1%	11.7%
For fiscal 2023, the decrease in provision for income taxes as compared to fiscal 2022 was primarily due to a decrease in profitability and the increase in effective tax rate was primarily related to the increase in the Global Intangible Low-Taxed Income (“GILTI”), resulting from the capitalization of research and development expenditures as mandated by the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) effective in fiscal 2023 and the net release of valuation allowances recorded against certain loss and credit carryforwards in fiscal 2022, partially offset by tax benefits from changes jurisdictional mix of profitability.
Please refer to “Note 15: Income Taxes” to our consolidated financial statements in Item 8 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects the total cash, cash equivalents and short-term investments as of September 30, 2023 and October 1, 2022:

	As of
(dollar amounts in thousands)	September 30, 2023	October 1, 2022	Change
Cash and cash equivalents	$529,402	$555,537	$(26,135)
Short-term investments	230,000	220,000	10,000
Total cash, cash equivalents, and short-term investments	$759,402	$775,537	$(16,135)
Percentage of total assets	50.6%	48.8%
The following table reflects the summarized Consolidated Statements of Cash Flows information for fiscal 2023 and 2022:

	Fiscal
(in thousands)	2023	2022
Net cash provided by operating activities	$173,404	$390,188
Net cash (used in) / provided by investing activities	(91,338)	133,799
Net cash used in financing activities	(111,876)	(321,191)
Effect of exchange rate changes on cash and cash equivalents	3,675	(10,047)
Changes in cash, and cash equivalents	$(26,135)	$192,749
Cash and cash equivalents, beginning of period	555,537	362,788
Cash and cash equivalents, end of period	$529,402	$555,537
Fiscal 2023
Net cash provided by operating activities consisted of net income of $57.1 million, non-cash adjustments of $73.8 million and a net favorable change in operating assets and liabilities of $42.4 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and notes receivable of $152.7 million and prepaid expenses and other current assets of $8.6 million. This was partially offset by a decrease in accounts payable and accrued expenses and other current liabilities of $52.3 million, and income tax payable of $29.3 million, and an increase in inventories of $35.8 million.
The decrease in accounts and other receivable was primarily due to lower sales in fiscal 2023. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to higher payments to suppliers, lower material purchases and lower accrued employee compensation that was paid out in the period. The increase in inventories was due to slower utilization in the period and buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable was primarily due to lower profitability.
The net cash used in investing activities was due to net purchase of short-term investments of $10.0 million, cash outflow for the AJA acquisition of $36.9 million and capital expenditures of $44.4 million.

The net cash used in financing activities was primarily due to common stock repurchases of $69.2 million and dividend payments of $42.0 million.
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
Fiscal 2024 Liquidity and Capital Resource Outlook
We expect our fiscal 2024 capital expenditures to be between $23.0 million and $27.0 million. The actual amounts for fiscal 2024 will vary depending on market conditions. Expenditures are anticipated to be primarily used for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of our enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, trade tensions, inflationary pressures, geopolitical tensions, including the ongoing Israel-Hamas war, tensions in the Middle East, and the prolonged Ukraine/Russia conflict, and other factors, some of which are beyond our control.
As of September 30, 2023 and October 1, 2022, approximately $576.9 million and $499.8 million of cash, cash equivalents, and short-term investments were held by the Company’s foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s operations and capital requirements are funded primarily by cash on hand, cash generated by foreign operating activities and cash from our existing Facility Agreements. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future including repayment of any outstanding balances under our existing Facility Agreements, as well as payment of dividends, share repurchases and income taxes.
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including inflationary pressures, industry-related uncertainties, and effects arising from the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.

In this unprecedented macroeconomic environment, and as a result of the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict or for other reasons, we may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the global economic situation.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized the Program to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On May 7, 2022, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. This trading plan was most recently modified on May 29, 2023. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended September 30, 2023, the Company repurchased a total of approximately 1,515.0 thousand shares of common stock at a cost of approximately $68.1 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of September 30, 2023, our remaining stock repurchase authorization under the Program was approximately $181.0 million.
Dividends
On August 23, 2023, June 8, 2023, March 2, 2023 and November 16, 2022, the Board of Directors declared a quarterly dividend $0.19 per share of common stock. During the fiscal year ended September 30, 2023, the Company declared dividends of $0.76 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of September 30, 2023 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of September 30, 2023, the Company had deferred tax liabilities of $37.3 million and unrecognized tax benefit recorded within the income tax payable for uncertain tax positions of $17.7 million, including related accrued interest of $2.8 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 30, 2023:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$182,567	182,567	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Balance Sheets)	47,686	12,606	35,080	—	—
Total	$230,253	$195,173	$35,080	$—	$—
(1)We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain customary events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of September 30, 2023, there were no outstanding amounts under the Overdraft Facility.
As of September 30, 2023, other than the bank guarantee disclosed in Note 10, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of September 30, 2023, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $5.0 to $6.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $54.6 million outstanding as of September 30, 2023.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Kulicke and Soffa Hi-Tech Co., Ltd. (“K&S Hi-Tech”) from its assessment of internal control over financial reporting as of September 30, 2023 because it was acquired by the Company in a purchase business combination during the year ended September 30, 2023. We have also excluded K&S Hi-Tech from our audit of internal control over financial reporting. K&S Hi-Tech is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2023.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements; and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of inventories - Reserves for excess and obsolete raw materials
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated net inventory balance was $217.3 million. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as forecasted future consumption for inventories, and is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities.
The principal considerations for our determination that performing procedures relating to the valuation of inventories, specifically the reserves for excess and obsolete raw materials, is a critical audit matter are our assessment that this is an area of significant judgment by management when developing reserves for excess and obsolete raw materials, including developing the assumptions related to forecasted future consumption for raw materials. This has in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of management’s significant assumptions related to the forecasted future consumption for raw materials.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s reserves for excess and obsolete raw materials, including controls over management’s assumptions related to forecasted future consumption for raw materials. These procedures also included, among others, testing management’s process for developing the reserves for excess or obsolete raw materials; evaluating the appropriateness of management’s approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the reasonableness of management’s assumptions related to forecasted future consumption for raw materials. Evaluating management’s assumptions related to forecasted future consumption for raw materials involved evaluating whether the assumptions used by management was reasonable considering (i) current and past sales results, (ii) the consistency of sales with external market and industry data, and (iii) comparing prior year estimates of sales to actual sales results in the current year.

/s/ PricewaterhouseCoopers LLP
Singapore
November 16, 2023

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	As of
	September 30, 2023	October 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$529,402	$555,537
Short-term investments	230,000	220,000
Accounts and notes receivable, net of allowance for doubtful accounts of $49 and $0, respectively	158,601	309,323
Inventories, net	217,304	184,986
Prepaid expenses and other current assets	53,751	62,200
Total current assets	1,189,058	1,332,046

Property, plant and equipment, net	110,051	80,908
Operating right-of-use assets	47,148	41,767
Goodwill	88,673	68,096
Intangible assets, net	29,357	31,939
Deferred tax assets	31,551	25,572
Equity investments	716	5,397
Other assets	3,223	2,874
TOTAL ASSETS	$1,499,777	$1,588,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	49,302	67,311
Operating lease liabilities	6,574	6,766
Accrued expenses and other current liabilities	103,005	134,541
Income taxes payable	22,670	40,063
Total current liabilities	181,551	248,681

Deferred tax liabilities	37,264	34,037
Income taxes payable	52,793	64,634
Operating lease liabilities	41,839	34,927
Other liabilities	11,769	11,670
TOTAL LIABILITIES	$325,216	$393,949

Commitments and contingent liabilities (Note 17)

SHAREHOLDERS’ EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,364 and 85,364 respectively; outstanding 56,310 and 57,128 shares, respectively	577,727	561,684
Treasury stock, at cost, 29,054 and 28,236 shares, respectively	(737,214)	(675,800)
Retained earnings	1,355,810	1,341,666
Accumulated other comprehensive loss	(21,762)	(32,900)
TOTAL SHAREHOLDERS’ EQUITY	$1,174,561	$1,194,650

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,499,777	$1,588,599
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2023	2022	2021
Net revenue	$742,491	$1,503,620	$1,517,664
Cost of sales	383,836	755,300	820,678
Gross profit	358,655	748,320	696,986

Selling, general and administrative	152,982	140,050	147,061
Research and development	144,701	136,852	137,478
Impairment charges	21,535	1,346	—
Operating expenses	319,218	278,248	284,539
Income from operations	39,437	470,072	412,447
Interest income	32,906	7,124	2,321
Interest expense	(142)	(208)	(218)
Income before income taxes	72,201	476,988	414,550
Provision for income taxes	15,053	43,443	47,295
Share of results of equity-method investee, net of tax	—	—	94
Net income	$57,148	$433,545	$367,161

Net income per share:
Basic	$1.01	$7.21	$5.92
Diluted	$0.99	$7.09	$5.78

Weighted average shares outstanding:
Basic	56,682	60,164	62,009
Diluted	57,548	61,182	63,515
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2023	2022	2021
Net income	$57,148	$433,545	$367,161
Other comprehensive income / (loss):
Foreign currency translation adjustment	9,676	(30,536)	672
Unrecognized actuarial (loss) / gain on pension plan, net of tax	(49)	2,276	—
	9,627	(28,260)	672

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	2,381	(2,694)	24
Reclassification adjustment for (gain) / loss on derivative instruments recognized, net of tax	(870)	1,076	(1,197)
Net increase / (decrease) from derivatives designated as hedging instruments, net of tax	1,511	(1,618)	(1,173)

Total other comprehensive income / (loss)	11,138	(29,878)	(501)

Comprehensive income	$68,286	$403,667	$366,660
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Shares	Amount
Balances as of October 3, 2020	61,558	$539,213	$(394,817)	$616,119	$(2,521)	$757,994
Issuance of stock for services rendered	23	616	202	—	—	818
Repurchase of common stock	(215)	—	(10,182)	—	—	(10,182)
Issuance of shares for equity-based compensation	565	(4,385)	4,385	—	—	—
Equity-based compensation	—	14,673	—	—	—	14,673
Cash dividend declared	—	—	—	(34,726)	—	(34,726)
Components of comprehensive income:
Net income	—	—	—	367,161	—	367,161
Other comprehensive loss	—	—	—	—	(501)	(501)
Total comprehensive income / (loss)	—	—	—	367,161	(501)	366,660
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	18	774	175	—	—	949
Repurchase of common stock	(5,576)	—	(282,807)	—	—	(282,807)
Issuance of shares for equity-based compensation	755	(7,244)	7,244	—	—	—
Equity-based compensation	—	18,037	—	—	—	18,037
Cash dividend declared	—	—	—	(40,433)	—	(40,433)
Components of comprehensive income:
Net income	—	—	—	433,545	—	433,545
Other comprehensive loss	—	—	—	—	(29,878)	(29,878)
Total comprehensive income/(loss)	—	—	—	433,545	(29,878)	403,667
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	21	798	202	—	—	1,000
Repurchase of common stock	(1,515)	—	(68,115)	—	—	(68,115)
Issuance of shares for equity-based compensation	676	(6,499)	6,499	—	—	—
Equity-based compensation	—	21,744	—	—	—	21,744
Cash dividend declared	—	—	—	(43,004)	—	(43,004)
Components of comprehensive income:
Net income	—	—	—	57,148	—	57,148
Other comprehensive income	—	—	—	—	11,138	11,138
Total comprehensive income	—	—	—	57,148	11,138	68,286
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,148	$433,545	$367,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,857	21,293	19,810
Impairment charges	21,535	1,346	—
Equity-based compensation and employee benefits	22,744	18,986	15,491
Adjustment for doubtful accounts	49	(245)	(248)
Adjustment for inventory valuation	5,214	(2,613)	(2,965)
Deferred taxes	(4,478)	(8,648)	(9,818)
(Gain) / loss on disposal of property, plant and equipment	(499)	(253)	259
Gain on disposal of equity-method investments	—	—	(1,046)
Unrealized fair value changes on equity investment	323	—	—
Unrealized foreign currency translation	85	(7,278)	(378)
Share of results of equity-method investee	—	—	94
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	152,667	113,340	(221,924)
Inventory	(35,755)	(14,924)	(52,719)
Prepaid expenses and other current assets	8,619	(37,907)	(4,573)
Accounts payable, accrued expenses and other current liabilities	(52,333)	(128,734)	181,960
Income taxes payable	(29,312)	4,946	7,686
Other, net	(1,460)	(2,666)	1,242
Net cash provided by operating activities	173,404	390,188	300,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(36,881)	—	(26,338)
Purchases of property, plant and equipment	(44,406)	(22,985)	(22,775)
Proceeds from sales of property, plant and equipment	591	181	291
Investment in private equity fund	(642)	(397)	—
Purchase of short term investments	(595,000)	(469,000)	(507,000)
Maturity of short term investments	585,000	626,000	472,000
Disposal of equity-method investments	—	—	2,115
Net cash provided by / (used in) investing activities	(91,338)	133,799	(81,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short term debt	—	(54,500)	(22,750)
Payment for finance leases	(629)	(509)	(379)
Repurchase of common stock	(69,210)	(281,319)	(10,426)
Proceeds from short term debt	—	54,500	22,750
Common stock cash dividends paid	(42,037)	(39,363)	(33,453)
Net cash used in financing activities	(111,876)	(321,191)	(44,258)
Effect of exchange rate changes on cash and cash equivalents	3,675	(10,047)	594
Changes in cash and cash equivalents	(26,135)	192,749	174,661
Cash and cash equivalents at beginning of period	555,537	362,788	188,127
Cash and cash equivalents at end of period	$529,402	$555,537	$362,788

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	3,000	9,063	1,928

CASH PAID FOR:
Interest	$142	$208	$218
Income taxes	$56,254	$50,309	$51,856
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
Fiscal Year
Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2023, 2022, and 2021 fiscal years ended on September 30, 2023, October 1, 2022 and October 2, 2021, respectively.
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
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, accrual for customer credit programs, the valuation estimates and assessment of impairment and observable price adjustments, income taxes, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
In light of the macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2023. While there was no material impact to our consolidated financial statements as of and for the year ended September 30, 2023, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the macroeconomic headwinds that could materially impact our consolidated financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 30, 2023 and October 1, 2022 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate.
The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been material. The Company actively monitors its customers’ financial strength to reduce the risk of loss, especially in light of the current macroeconomic headwinds.
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
Equity Investments
The Company invests in equity securities in companies to promote business and strategic objectives. Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded as follows:
•Either using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes, or;
•Using the published or estimated Net Asset Value (“NAV”) for investments that qualify as a practical expedient to determine the fair values of equity securities. The fair values of the underlying investments are determined using quoted market prices, or independent third-party broker or dealer price quotes if quoted market prices are not available. Changes in the fair value of the investments are recognized as gains and losses in earnings.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, including as a result of the existing macroeconomic headwinds, additional allowances may be required. If global or regional economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations, and the Company’s ability to realize the full value of its accounts receivable.
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
Inventory reserve provision for certain subsidiaries is determined based on management’s estimate of future consumption for equipment, spare parts and tools. This estimate is based on historical sales volumes, internal projections and market developments and trends.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended September 30, 2023 and October 1, 2022, no “triggering” events occurred.
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
Government Incentives
The Company receives government incentives for qualifying research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. The Company recognized an immaterial benefit for operating grants in fiscal 2023.
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
Service revenue is generally recognized over time as the services are performed. For fiscal 2023 and 2022, the service revenue is not material.
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
Earnings per Share
Earnings per share (“EPS”) are calculated in accordance with ASC No. 260, Earnings per Share. Basic EPS include only the weighted average number of common stock outstanding during the period. Diluted EPS include the weighted average number of common stock and the dilutive effect of stock options, performance share units and restricted share units outstanding during the period, when such instruments are dilutive.
Accelerated Share Repurchase
From time to time, the Company may enter into accelerated share repurchase (“ASR”) agreements with third-party financial institutions to repurchase shares of the Company’s common stock. Under an ASR agreement, in exchange for an up-front payment, the counterparty makes an initial delivery of shares of the Company’s common stock during the purchase period of the relevant ASR. This initial delivery of shares represents the minimum number of shares that the Company may receive under an ASR agreement. Upon settlement of an ASR agreement, the counterparty may deliver additional shares, with the final number of shares delivered determined based on the volume-weighted average price of the Company’s common stock over the term of such ASR agreement, less an agreed-upon discount. The transactions are accounted for as equity transactions and are included in Treasury Stock when the shares are received, at which time there is an immediate reduction in the weighted-average common stock calculation for basic and diluted earnings per share.
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the consolidated financial statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, intangible assets and related deferred income taxes, useful lives of property, plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities assumed is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 30, 2023 and October 1, 2022:

	As of
(in thousands)	September 30, 2023	October 1, 2022
Inventories, net:
Raw materials and supplies	$114,827	$118,833
Work in process	74,555	40,114
Finished goods	49,207	45,277
	238,589	204,224
Inventory reserves	(21,285)	(19,238)
	$217,304	$184,986

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,105	22,783
Leasehold improvements	82,927	32,400
Data processing equipment and software	37,483	38,223
Machinery, equipment, furniture and fixtures	95,692	90,151
Construction in progress	11,099	25,004
	252,488	210,743
Accumulated depreciation	(142,437)	(129,835)
	$110,051	$80,908

Accrued expenses and other current liabilities:
Accrued customer obligations (1)	$35,701	$58,916
Wages and benefits	33,096	50,279
Commissions and professional fees	4,091	5,019
Dividends payable	10,710	9,743
Accrued leasehold renovations	11,005	—
Other	8,402	10,584
	$103,005	$134,541
(1)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

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
On February 22, 2023 (the “Closing Date”), pursuant to the Definitive Agreement, the Company completed its acquisition of AJA, including the material business and assets formerly owned by AJA’s affiliate, Samurai Spirit Inc., a leading developer and manufacturer of high-precision micro-dispensing equipment and solutions in Taiwan. AJA became a wholly-owned subsidiary of the Company and on March 30, 2023, AJA was renamed Kulicke and Soffa Hi-Tech Co., Ltd. (“K&S Hi-Tech”). The newly acquired business of K&S Hi-Tech will operate as a business unit (“advanced dispensing solutions”), deemed a separate operating segment which is reported under the “All Others” category. The acquisition broadens the Company’s existing semiconductor, electronic assembly and advanced display portfolio, increasing opportunities across several exciting growth areas including mini and micro-LED, which support both backlighting and direct-emissive approaches.
The purchase price consisted of $38.1 million in cash paid at closing (the “Purchase Price”) and additional potential earn-out payments based on certain revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) benchmarks established for the dispensing business unit. As at September 30, 2023, the Company held $4.0 million in escrow and will continue to hold such sums for a period of twenty-four (24) months from the Closing Date, as security pending the completion of Ruo Chuan Inc.’s obligations as the seller under the Definitive Agreement.
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
The acquisition of AJA was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date:

(in thousands)	February 22, 2023
Cash and cash equivalents	$1,238
Account and other receivables, net	1,156
Inventory	1,581
Property, plant and equipment, net	1,462
Right-of-use assets	989
Other assets	127
Goodwill	27,975
Intangible assets	7,768
Accounts and other payables	(965)
Accrued expenses and other liabilities	(251)
Contract liabilities	(187)
Lease liability	(989)
Deferred tax liabilities	(1,785)
Total purchase price, net of cash acquired	$38,119
Excluding inventory and property, plant and equipment, all other tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the Closing Date. In connection with the acquisition of AJA, the Company recorded deferred tax liabilities primarily relating to the acquired intangible assets.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
For fiscal 2023, the acquired dispensing business unit contributed to a net loss of $3.0 million.
For fiscal 2023, the Company incurred $0.5 million of expenses related to the acquisition, which is included within selling, general and administrative expense in the Consolidated Statements of Operations.
The acquisition did not result in material contributions to revenue and net income in the consolidated financial statements for fiscal 2023. Additionally, pro forma financial information is not provided for consolidated revenue and net income as such amounts attributable to AJA were insignificant to the Company’s consolidated financial statements taken as a whole.

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
During the fiscal year ended September 30, 2023, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value. The Company concluded that a triggering event had occurred during the third quarter in the fiscal year ended September 30, 2023 in connection with the Lithography reporting unit, which is grouped within the “All Others” category. The triggering event occurred based on the long-term financial and business outlook for the Lithography reporting unit updated as part of the Company’s annual strategic planning process performed during the third quarter. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to a shift in market penetration timeline and increase in cost of materials being purchased. Under ASC 350, the Company is required to test its goodwill and other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. Accordingly, the Company has performed the goodwill impairment test for the Lithography reporting unit with reference to the guidance under ASC 350.

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
In accordance with the guidance under ASC 350, the Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying value exceeded the fair value of this reporting unit which resulted in a goodwill impairment charge of $9.8 million, representing the entire goodwill assigned to this reporting unit. This goodwill impairment charge, which is a non-cash charge, has been reflected in the Company’s Consolidated Statements of Operations for the fiscal year ended September 30, 2023.
While we have concluded that a triggering event for the other reporting units did not occur during the fiscal year ended September 30, 2023, the persistent macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment.
Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company’s recorded goodwill based on its reportable segments as of September 30, 2023 and October 1, 2022:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at October 1, 2022(1)	18,280	25,907	23,909	68,096
Acquired in business combination	—	—	27,975	27,975
Impairment charges	—	—	(9,794)	(9,794)
Other	—	202	2,194	2,396
Balance at September 30, 2023	18,280	26,109	44,284	88,673
(1) Cumulative goodwill impairment as of October 1, 2022 was approximately $35.2 million.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
In connection with the evaluation of the goodwill impairment in the Lithography reporting unit performed during the third quarter of fiscal year ended September 30, 2023, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. The Company first compared the carrying value to the undiscounted cash flows of the reporting unit which was lower. Subsequently, the Company proceeded to measure the impairment loss by comparing the carrying value against the discounted cash flow model to determine the fair value of the asset group for the Lithography reporting unit, where significant assumptions include revenue forecasts, terminal growth rate of 2.5%, working capital, tax rate and a weighted average cost of capital (discount rate) of 11.7%.
As a result of the analysis, the Company determined an impairment charge of $6.9 million on the developed technology reported within the “All Others” category for the fiscal year ended September 30, 2023. The impairment of intangible assets is a non-cash charge which has been reflected in the Company’s Consolidated Statements of Operations for the fiscal year ended September 30, 2023.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects net intangible assets as of September 30, 2023 and October 1, 2022:

	As of		Average estimated
(dollar amounts in thousands)	September 30, 2023	October 1, 2022	useful lives (in years)
Developed technology	$80,959	$89,017	6.0 to 15.0
Accumulated amortization	$(55,877)	$(58,636)
Net developed technology	$25,082	$30,381

Customer relationships	$36,764	$33,515	5.0 to 8.0
Accumulated amortization	$(34,789)	$(33,515)
Net customer relationships	$1,975	$—

In-process research and development	$459	$—	N.A.
Net in-process research and development	$459	$—

Trade and brand name	$7,130	$6,945	7.0 to 8.0
Accumulated amortization	$(7,130)	$(6,945)
Net trade and brand name	$—	$—

Other intangible assets	$5,617	$4,700	1.0 to 8.0
Accumulated amortization	$(3,776)	$(3,142)
Net other intangible assets	$1,841	$1,558

Net intangible assets	$29,357	$31,939

The following table reflects estimated annual amortization expense related to intangible assets as of September 30, 2023:

As of
(in thousands)	September 30, 2023
Fiscal 2024	$5,154
Fiscal 2025	$4,990
Fiscal 2026	$4,990
Fiscal 2027	$4,715
Fiscal 2028	$4,290
Fiscal 2029 and thereafter	$5,218
Total amortization expense	$29,357

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 5: CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2023:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$37,292	$—	$—	$37,292
Cash equivalents:
Money market funds (1)	202,113	—	(10)	202,103
Time deposits (2)	290,007	—	—	290,007
Total cash and cash equivalents	$529,412	$—	$(10)	$529,402
Short-term investments:
Time deposits (2)	$230,000	$—	$—	$230,000
Total short-term investments	$230,000	$—	$—	$230,000
Total cash, cash equivalents, and short-term investments	$759,412	$—	$(10)	$759,402
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal years ended 2023 and 2022.

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of October 1, 2022:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$173,402	$—	$—	$173,402
Cash equivalents:
Money market funds (1)	157,145	—	(20)	157,125
Time deposits (2)	225,010	—	—	225,010
Total cash and cash equivalents	$555,557	$—	$(20)	$555,537
Short-term investments:
Time deposits (2)	220,000	—	—	220,000
Total short-term investments	$220,000	$—	$—	$220,000
Total cash, cash equivalents, restricted cash and short-term investments	$775,557	$—	$(20)	$775,537
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal years ended 2023 and 2022.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of September 30, 2023 and October 1, 2022:

	As of
(in thousands)	September 30, 2023	October 1, 2022
Non-marketable equity securities	$716	$5,397
During the year ended September 30, 2023, the Company recorded an impairment of $5.0 million on a non-marketable equity security without a readily determinable fair value. The entire amount of the investment in the non-marketable equity security was impaired due to a significant deterioration in the earnings performance of the equity investee. The impairment amount is recorded within “Selling, general and administrative expense” in the Consolidated Statement of Operations.
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032 unless dissolved earlier or extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient has not been classified in the fair value hierarchy. As of September 30, 2023, the Company has funded $1.0 million into the affiliated investment fund and recognized an unrealized fair value loss of $0.3 million on the Consolidated Statements of Operations. The Company has recorded the amount of funded capital that has been called as an equity investment.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the fiscal year ended September 30, 2023.
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
The fair value of derivative instruments on our Consolidated Balance Sheets as of September 30, 2023 and October 1, 2022 is as follows:

	As of
(in thousands)	September 30, 2023		October 1, 2022
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$54,590	$(723)	$57,570	$(2,234)
Total derivatives	$54,590	$(723)	$57,570	$(2,234)
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.
(2)Hedged amounts expected to be recognized into earnings within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the fiscal years ended September 30, 2023 and October 1, 2022 was as follows:

(in thousands)	Fiscal
	2023	2022
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$2,381	$(2,694)
Net gain/(loss) reclassified from accumulated OCI into earnings, net of tax(2)	$870	$(1,076)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9: LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of September 30, 2023, four option to extend the lease were recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of September 30, 2023, our finance leases are not material.
The following table shows the components of lease expense:

(in thousands)	Fiscal
	2023	2022
Operating lease expense (1)	$10,746	8,625
(1) Operating lease expense includes short-term lease expense, which is immaterial for the fiscal year ended September 30, 2023.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(in thousands)	Fiscal
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,314	$7,908

The following table shows the weighted-average lease terms and discount rates for operating leases:

	Fiscal
	2023	2022
Operating leases:
Weighted-average remaining lease term (in years):	7.7	8.0
Weighted-average discount rate:	6.7%	5.8%

Future lease payments, excluding short-term leases, as of September 30, 2023, are detailed as follows:

(in thousands)	Operating leases
Fiscal 2024	$9,553
Fiscal 2025	9,180
Fiscal 2026	8,702
Fiscal 2027	6,796
Fiscal 2028	6,357
Fiscal 2029 and thereafter	22,307
Total minimum lease payments	62,895
Less: Interest	14,482
Present value of lease obligations	48,413
Less: Current portion	6,574
Long-term portion of lease obligations	$41,839

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10: DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of September 30, 2023 and October 1, 2022, the outstanding amount was $3.1 million and $2.9 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days’ written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the secured overnight financing rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain customary events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of September 30, 2023, there were no outstanding amounts under the Overdraft Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
401(k) Retirement Income Plans
The Company has a 401(k) retirement plan (the “401(k) Plan”) for eligible U.S. employees. The 401(k) Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the 401(k) Plan during fiscal 2023 and 2022:

	Fiscal
(in thousands)	2023	2022
Cash	$2,001	$1,973
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
During the fiscal year ended September 30, 2023, the Company repurchased a total of approximately 1,515.0 thousand shares of common stock at a cost of approximately $68.1 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of September 30, 2023, our remaining stock repurchase authorization under the Program was approximately $181.0 million.
Dividends
On August 23, 2023, June 8, 2023, March 2, 2023 and November 16, 2022, the Board of Directors declared a quarterly dividend $0.19 per share of common stock. During the fiscal year ended September 30, 2023, the Company declared dividends of $0.76 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Accumulated Other Comprehensive Income
The following table reflects the accumulated other comprehensive loss reflected on the Consolidated Balance Sheets as of September 30, 2023 and October 1, 2022:

	As of
(in thousands)	September 30, 2023	October 1, 2022
Loss from foreign currency translation adjustments	$(20,178)	$(29,854)
Unrecognized actuarial loss on pension plan, net of tax	(861)	(812)
Unrealized loss on hedging	(723)	(2,234)
Accumulated other comprehensive loss	$(21,762)	$(32,900)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of September 30, 2023, 2.5 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2023, 2022, and 2021 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Growth PSUs, and common stock, included in the Consolidated Statements of Operations for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Cost of sales	$1,192	$960	$828
Selling, general and administrative	16,239	13,911	10,998
Research and development	5,313	4,115	3,676
Total equity-based compensation expense	$22,744	$18,986	$15,502
The following table reflects the equity-based compensation expense, by type of award, for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Relative TSR PSUs	4,949	4,255	3,916
Time-based RSUs	14,304	11,655	10,314
Growth PSUs	2,491	2,127	444
Common stock	1,000	949	828
Total equity-based compensation expense	$22,744	$18,986	$15,502
Equity-Based Compensation: Relative TSR PSUs
The following table reflects the Relative TSR PSUs activity for fiscal 2023, 2022, and 2021:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Relative TSR PSUs outstanding as of October 3, 2020	403	$4,198	1.1
Granted	155			$28.21
Forfeited or expired	(6)
Vested	(108)
Relative TSR PSUs outstanding as of October 2, 2021	444	$4,455	1.1
Granted	152			$52.18
Forfeited or expired	(11)
Vested	(205)
Relative TSR PSUs outstanding as of October 1, 2022	380	$4,619	0.9
Granted	187			$48.35
Forfeited or expired	(3)
Vested	(197)
Relative TSR PSUs outstanding as of September 30, 2023	367	$5,939	1.0

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2023, 2022, and 2021:

	Fiscal
	2023	2022	2021
Grant price	$37.50	$49.20	$23.88
Expected dividend yield	1.81%	1.14%	2.01%
Expected stock price volatility	53.79%	48.50%	45.15%
Risk-free interest rate	4.42%	0.68%	0.21%

Equity-Based Compensation: Time-based RSUs
The following table reflects the Time-based RSUs activity for fiscal 2023, 2022, and 2021:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based RSUs outstanding as of October 3, 2020	788	$10,480	1.6
Granted	486			$24.34
Forfeited or expired	(24)
Vested	(333)
Time-based RSUs outstanding as of October 2, 2021	917	$11,420	1.4
Granted	301			$49.47
Forfeited or expired	(29)
Vested	(453)
Time-based RSUs outstanding as of October 1, 2022	736	$13,752	1.2
Granted	513			$37.64
Forfeited or expired	(28)
Vested	(389)
Time-based RSUs outstanding as of September 30, 2023	832	$17,693	1.5

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity-Based Compensation: Growth PSUs
The following table reflects the Growth PSUs activity for fiscal 2023, 2022, and 2021:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Special/Growth PSUs outstanding as of October 3, 2020	151	$1,252	1.1
Granted	52			$24.01
Forfeited or expired	(34)
Vested	(17)
Special/Growth PSUs outstanding as of October 2, 2021	152	$1,247	1.0
Granted	79			$49.26
Forfeited or expired	(4)
Vested	(100)
Special/Growth PSUs outstanding as of October 1, 2022	127	$1,405	0.9
Granted	91			$37.55
Forfeited or expired	(1)
Vested	(95)
Special/Growth PSUs outstanding as of September 30, 2023	122	$1,626	1.0
As of September 30, 2023, there were no employee stock options.
Equity-Based Compensation: Non-Employee Directors
The 2021 Equity Plan provides for the grant of common stock to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board is that number of common stock closest in value to, without exceeding, $120,000. The quarterly grant to a non-employee director upon the first business day of each calendar quarter is that number of common stock closest in value to, without exceeding, $39,500.
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Number of common stock issued	21	18	22
Fair value based upon market price at time of issue	$1,000	$949	$828
Pension Plan
The following table reflects the Company’s defined benefits pension obligations, mainly in Switzerland and Taiwan, as of September 30, 2023 and October 1, 2022:

	As of
(in thousands)	September 30, 2023	October 1, 2022
Switzerland pension obligation	$1,119	$1,038
Taiwan pension obligation	1,257	1,189

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
NOTE 12: REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the fiscal years ended September 30, 2023, and October 1, 2022, service revenue is not material. Please refer to Note 1: Basis of Presentation — Revenue Recognition, for additional disclosure on the Company’s revenue recognition policy.
The Company reports revenue based on our reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 16: Segment Information, for disclosure of revenue by segments and end markets.
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
The following table shows the changes in contract asset balances during the fiscal years ended September 30, 2023 and October 1, 2022:

	Fiscal
(in thousands)	2023	2022
Contract assets, beginning of period	$26,317	$—
Additions	4,230	51,774
Transferred to accounts receivable or collected	(20,366)	(25,457)
Contract assets, end of period	$10,181	$26,317
The following table shows the changes in contract liability balances during the fiscal years ended September 30, 2023 and October 1, 2022:

	Fiscal
(in thousands)	2023	2022
Contract liabilities, beginning of period	$3,160	$15,596
Revenue recognized	(38,435)	(116,399)
Additions	40,072	103,963
Contract liabilities, end of period	$4,797	$3,160

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 13: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands, except per share)	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$57,148	$57,148	$433,545	$433,545	$367,161	$367,161
DENOMINATOR:
Weighted average shares outstanding - Basic	56,682	56,682	60,164	60,164	62,009	62,009
Dilutive effect of Equity Plans		866		1,018		1,506
Weighted average shares outstanding - Diluted		57,548		61,182		63,515
EPS:
Net income per share - Basic	$1.01	$1.01	$7.21	$7.21	$5.92	$5.92
Effect of dilutive shares		$(0.02)		$(0.12)		$(0.14)
Net income per share - Diluted		$0.99		$7.09		$5.78

Anti-dilutive shares(1)		15		1		2
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for fiscal 2023, 2022, and 2021 as the effect would have been anti-dilutive.

NOTE 14: OTHER FINANCIAL DATA
The following table reflects the other financial data for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Incentive compensation expense	$10,424	$27,011	$39,779
Warranty and retrofit expense	13,729	16,349	22,068

NOTE 15: INCOME TAXES
The following table reflects the U.S. and foreign income (loss) before income taxes for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
United States	$(5,635)	$(11,415)	$(8,853)
Foreign	77,836	488,403	423,403
Income before income taxes	$72,201	$476,988	$414,550

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the current and deferred components of provision for (benefit from) income taxes for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Current:
Federal	$10,412	$14,975	$26,563
State	(128)	246	261
Foreign	8,830	37,448	30,771
Deferred:
Federal	1,304	(5,809)	(2,979)
State	—	—	—
Foreign	(5,365)	(3,417)	(7,321)
Provision for income taxes	$15,053	$43,443	$47,295

The following table reconciles the provision for (benefit from) income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2023, 2022, and 2021:

	Fiscal
(dollar amounts in thousands)	2023	2022	2021
Expected income tax provision based on the U.S. federal statutory tax rate	$15,162	$100,212	$86,915
Effect of earnings of foreign subsidiaries subject to different tax rates	(8,448)	(17,936)	(15,028)
Benefit from tax incentives	(11,198)	(50,113)	(45,501)
Benefit from research and development tax credits	(4,038)	(2,995)	(2,705)
Benefit from foreign tax credits	(7,834)	(26,021)	(20,281)
Valuation allowance	3,127	(5,830)	(11,620)
Foreign operations (Deemed income, taxes on undistributed foreign earnings, and withholding taxes)	24,450	45,421	52,414
Goodwill impairment	2,517	—	—
Other, net (1)	1,315	705	3,101
Provision for income taxes	$15,053	$43,443	$47,295
Effective tax rate	20.8%	9.1%	11.4%
(1) Certain balances in fiscal 2022 and 2021 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in fiscal 2022 and 2021.
As of September 30, 2023, a large portion of the Company’s undistributed foreign earnings are not considered to be indefinitely reinvested outside the U.S. and are expected to be available for use in the U.S. without incurring additional U.S. income tax. Determination of the amount of unrecognized deferred tax liabilities related to the indefinitely reinvested undistributed foreign earnings is not practicable.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in fiscal 2025. In fiscal 2023, 2022, and 2021, the tax incentive arrangement helped to reduce the Company’s provision for income taxes by $11.2 million or $0.19 per share, $50.1 million or $0.82 per share and $45.5 million or $0.72 per share, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2023 and 2022:

	Fiscal
(in thousands)	2023	2022
Accruals and reserves	$13,118	$14,168
Capitalized Research(1)	12,529	25,105
Tax credit carryforwards	5,026	3,893
Net operating loss carryforwards	26,607	15,329
Gross deferred tax assets	$57,280	$58,495

Valuation allowance	$(21,483)	$(21,750)
Deferred tax assets, net of valuation allowance	$35,797	$36,745

Fixed and intangible assets(1)	$(16,357)	$(19,142)
Taxes on undistributed foreign earnings	(25,153)	(26,068)
Deferred tax liabilities	$(41,510)	$(45,210)
Net deferred tax liabilities	$(5,713)	$(8,465)

Reported as
Deferred tax assets	$31,551	$25,572
Deferred tax liabilities	(37,264)	(34,037)
Net deferred tax liabilities	$(5,713)	$(8,465)
(1) Certain balances in fiscal 2022 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in fiscal 2022.
As of September 30, 2023, the Company has foreign net operating loss carryforwards of $89.7 million, state net operating loss carryforwards of $35.0 million, and U.S. federal and state tax credit carryforwards of $7.8 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2024 through 2042, except for certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.
The following table reconciles the beginning and ending balances of the Company’s unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Unrecognized tax benefit, beginning of year	$16,623	$14,922	$13,064
Additions for tax positions, current year	1,493	2,288	4,003
Reductions for tax positions, prior year	(1,497)	(587)	(2,145)
Unrecognized tax benefit, end of year	$16,619	$16,623	$14,922
The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. The amount of interest and penalties related to unrecognized tax benefit recorded in fiscal 2023 provision for income taxes is not material. As of September 30, 2023, the Company has recognized $2.8 million of accrued interest and penalties related to unrecognized tax benefit within the income tax payable for uncertain tax positions and approximately $17.9 million of unrecognized tax benefit, including related interest and penalties, that if recognized, would impact the Company’s effective tax rate.

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
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years from fiscal 2020 remain subject to examination. For most state tax returns, tax years following fiscal 2004 remain subject to examination as a result of the generation of net operating loss carryforwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company’s tax returns are currently under examination by tax authorities in multiple state and foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

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
The Company operates four reportable segments consisting of: (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). The four reportable segments are disclosed below:
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the operating information by reportable segment for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Net revenue:
Ball Bonding Equipment	$287,465	$909,428	$1,016,663
Wedge Bonding Equipment	175,550	194,086	138,836
Advanced Solutions	72,256	94,683	35,123
APS	160,718	197,152	205,088
All Others	46,502	108,271	121,954
Net revenue	742,491	1,503,620	1,517,664
Income/(loss) from operations:
Ball Bonding Equipment	$81,929	385,276	401,450
Wedge Bonding Equipment	63,088	66,649	34,563
Advanced Solutions	(32,530)	(15,389)	(40,759)
APS	47,654	82,473	75,400
All Others	(36,797)	25,732	20,565
Corporate Expenses	(83,907)	(74,669)	(78,772)
Income from Operations	39,437	470,072	412,447
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
The following table reflects the net revenue by end markets served for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
General Semiconductor	$333,937	$843,763	$928,259
Automotive & Industrial	175,249	198,138	129,817
LED	50,166	137,077	187,568
Memory	22,421	127,490	66,932
APS	160,718	197,152	205,088
Total revenue	$742,491	$1,503,620	$1,517,664

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables reflect the capital expenditures, depreciation and amortization expense by reportable segment for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Capital expenditures:
Ball Bonding Equipment	$1,087	$978	$1,627
Wedge Bonding Equipment	436	1,450	387
Advanced Solutions	30,522	19,036	6,090
APS	5,298	4,964	5,286
All Others	$658	$1,364	$1,046
Corporate Expenses	9,701	4,441	8,119
Capital expenditures	$47,702	$32,233	$22,555

	Fiscal
(in thousands)	2023	2022	2021
Depreciation expense:
Ball Bonding Equipment	$1,538	$1,398	$1,153
Wedge Bonding Equipment	1,169	981	940
Advanced Solutions	7,706	2,034	845
APS	6,166	6,632	5,969
All Others	$1,505	1,047	1,179
Corporate Expenses	4,674	4,284	3,750
Depreciation expense	$22,758	$16,376	$13,836

	Fiscal
(in thousands)	2023	2022	2021
Amortization expense:
Ball Bonding Equipment	$—	$—	$—
Wedge Bonding Equipment	—	—	—
Advanced Solutions	—	—	—
APS	896	994	2,319
All Others	$4,837	3,557	3,369
Corporate Expenses	366	366	286
Amortization expense	$6,099	$4,917	$5,974

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Destination sales to unaffiliated customers:
China	$335,393	$855,345	$843,470
United States	65,705	83,906	54,353
Taiwan	66,358	123,995	275,251
Malaysia	64,013	126,520	70,253
Japan	35,849	18,092	11,850
Philippines	31,527	44,510	17,651
Korea	17,977	87,647	58,308
Hong Kong	13,933	27,216	82,436
All other(1)	111,736	136,389	104,092
Total destination sales to unaffiliated customers	$742,491	$1,503,620	$1,517,664
(1) Certain balances in fiscal 2022 and 2021 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in fiscal 2022 and 2021.

	Fiscal
(in thousands)	2023	2022
Long-lived assets:
Singapore	$95,489	$59,672
United States	24,894	31,469
China	17,717	19,548
Israel	9,264	10,610
All others	13,774	9,647
Total long-lived assets	$161,138	$130,946

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
The following table reflects the reserve for product warranty activity for fiscal 2023, 2022, and 2021:

	Fiscal
(in thousands)	2023	2022	2021
Reserve for warranty, beginning of period	$13,443	$16,961	$9,576
Provision for warranty	12,850	12,907	18,889
Utilization of reserve	(15,836)	(16,425)	(11,504)
Reserve for warranty, end of period	$10,457	$13,443	$16,961

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Commitments and Contingencies
The following table reflects the obligations not reflected on the Consolidated Balance Sheets as of September 30, 2023:

		Payments due by fiscal year
(in thousands)	Total	2024	2025	2026	2027	Thereafter
Inventory purchase obligation (1)	$182,567	$182,567	$—	$—	$—	$—

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
Unfunded Capital Commitments
As of September 30, 2023, the Company also has an obligation to fund uncalled capital commitments of approximately $9.0 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflect the significant customer concentrations as a percentage of net revenue for fiscal 2023, 2022, and 2021:

	Fiscal
	2023	2022	2021
ASE Technology Holding	*	*	17.4%
* Represents less than 10% of total net revenue

The following table reflects the significant customer concentrations as a percentage of total accounts receivable as of September 30, 2023 and October 1, 2022:

	As of
	September 30, 2023	October 1, 2022
Tianshui Huatian Technology Co., Ltd.	*	16.7%
Haoseng Industrial Co., Ltd. (1)	*	12.6%
(1) Distributor of the Company's products
* Represents less than 10% of total accounts receivables

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
We completed the acquisition of Advanced Jet Automation Co., Ltd. (“AJA”) on February 22, 2023, as discussed in Note 3: Business Combination of the Notes to the Consolidated Financial Statements. On March 30, 2023, AJA was renamed Kulicke and Soffa Hi-Tech Co., Ltd. (“K&S Hi-Tech”). Although existing event driven controls were followed related to the business combination accounting for the acquisition, management has excluded K&S Hi-Tech from its assessment of the Company’s internal control over financial reporting for the fiscal year ending September 30, 2023. As of September 30, 2023, K&S Hi-Tech total assets and total revenues represent less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2023. See Note 3 of our Notes to Consolidated Financial Statements for more information. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the first fiscal year in which the acquisition occurred.
Based on that assessment, management has concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.

Remediation of Previously Disclosed Material Weakness
As described in Part II, Item 9A “Controls and Procedures” of our 2022 Annual Report, we identified a material weakness in our internal control over financial reporting that existed as of October 1, 2022 and which related to a design gap in the existing review of our segment reporting process, which failed to (a) identify all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assess in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources, and (c) appropriately analyze every factor pertinent to whether operating segments share economic similarities that is required for aggregation under ASC 280. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company has implemented remediation steps to address the material weakness and improve our internal control over financial reporting. Specifically, we have designed and implemented a segment review control which (a) identifies all of the key metrics used by the CODM to evaluate performance and allocate resources, (b) assesses in totality the level of information provided to and utilized by the CODM to evaluate performance and allocate resources, and (c) appropriately analyzes every factor pertinent to whether operating segments share economic similarities that is required for aggregation under ASC 280. As part of the design and implementation of the segment review control that was completed in the fourth quarter, the Company engaged an outside consultant to assist management on the development of the segment analysis framework. Testing of both the design and operating effectiveness of the Company’s enhanced controls was completed, and management concluded that the material weakness described above had been fully remediated as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Other than the completion remediation actions described above, there has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1—ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear, as applicable, under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Code of Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Committees of the Board of Directors—Nominating and Governance Committee” and “Shareholder Proposals” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE—Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE—SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Board Matters” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Singapore, PCAOB ID 1093.
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

		Page
(1)	Financial Statements: See our consolidated financial statements under Item 8

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	84
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:
	See “Exhibit Index” within Item 15 below.	85

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

Fiscal 2023:	Beginning of period	Charged to Costs and Expenses	Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$—	$49	$—	$—	(1)	$49

Inventory reserve	$19,238	$4,284	$—	$(2,237)	(2)	$21,285

Valuation allowance for deferred taxes	$21,750	$—	$—	$(267)	(3)	$21,483

Fiscal 2022:
Allowance for doubtful accounts	$687	$(245)	$—	$(442)	(1)	$—

Inventory reserve	$23,042	$(2,171)	$—	$(1,633)	(2)	$19,238

Valuation allowance for deferred taxes	$34,095	$—	$—	$(12,345)	(3)	$21,750

Fiscal 2021:
Allowance for doubtful accounts	$968	$(248)	$—	$(33)	(1)	$687

Inventory reserve	$31,163	$(2,965)	$—	$(5,156)	(2)	$23,042

Valuation allowance for deferred taxes	$46,561	$—	$—	$(12,466)	(3)	$34,095

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)
Reflects the net decrease in the valuation allowance primarily associated with the Company’s utilization of certain U.S. and foreign net operating losses for which a valuation allowance had previously been recorded, partially offset by an increase for U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company's Amended and Restated By-Laws, dated October 12, 2023, is incorporated herein by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K dated October 13, 2023.
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

10.7	Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and Kulicke & Soffa Pte. Ltd, dated October 23, 2023.
10.8	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.9
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.10	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.11	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.12	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.13	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021
10.14	Form of CEO Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.15	Form of Executive Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.16	Form of CEO Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.17	Form of Executive Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.18	Form of Restricted Stock Unit Award Agreement regarding the 2021 Omnibus Incentive Plan.

10.19	Incentive Compensation Plan Fiscal Year 2023.
10.20	Clawback Policy adopted as of October 12, 2023.
10.21	Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 16, 2023

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 16, 2023
Fusen Chen	(Principal Executive Officer)

/s/ LESTER WONG	Executive Vice President and Chief Financial Officer	November 16, 2023
Lester Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ JON A. OLSON	Director	November 16, 2023
Jon A. Olson

/s/ GREGORY F. MILZCIK	Director	November 16, 2023
Gregory F. Milzcik

/s/ CHIN HU LIM	Director	November 16, 2023
Chin Hu Lim

/s/ JEFF RICHARDSON	Director	November 16, 2023
David J. Richardson

/s/ MUI SUNG YEO	Director	November 16, 2023
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 16, 2023
Peter T. Kong

/s/ DENISE M. DIGNAM	Director	November 16, 2023
Denise M. Dignam