Form 10-Q
period 2023-12-30
KULICKE & SOFFA INDUSTRIES INC
filed 2024-02-01
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 26, 2024, there were 56,341,107 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
December 30, 2023

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	December 30, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$424,660	$529,402
Short-term investments	285,000	230,000
Accounts and other receivable, net of allowance for doubtful accounts of $49 and $49, respectively	184,400	158,601
Inventories, net	236,558	217,304
Prepaid expenses and other current assets	47,035	53,751
Total current assets	1,177,653	1,189,058
Property, plant and equipment, net	107,273	110,051
Operating right-of-use assets	45,797	47,148
Goodwill	89,516	88,673
Intangible assets, net	28,916	29,357
Deferred tax assets	32,139	31,551
Equity investments	2,042	716
Other assets	3,390	3,223
TOTAL ASSETS	$1,486,726	$1,499,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	58,682	49,302
Operating lease liabilities	6,697	6,574
Income taxes payable	24,716	22,670
Accrued expenses and other current liabilities	91,193	103,005
Total current liabilities	181,288	181,551

Deferred tax liabilities	37,174	37,264
Income taxes payable	53,145	52,793
Operating lease liabilities	41,720	41,839
Other liabilities	12,148	11,769
TOTAL LIABILITIES	$325,475	$325,216

Commitments and contingent liabilities (Note 15)

Shareholders’ equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 56,495 and 56,310 shares, respectively	578,479	577,727
Treasury stock, at cost, 28,869 and 29,054 shares, respectively	(756,949)	(737,214)
Retained earnings	1,353,800	1,355,810
Accumulated other comprehensive loss	(14,079)	(21,762)
TOTAL SHAREHOLDERS’ EQUITY	$1,161,251	$1,174,561
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,486,726	$1,499,777
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	December 30, 2023	December 31, 2022
Net revenue	$171,189	$176,233
Cost of sales	91,293	87,527
Gross profit	79,896	88,706
Selling, general and administrative	41,393	42,376
Research and development	36,810	34,508
Operating expenses	78,203	76,884
Income from operations	1,693	11,822
Interest income	9,899	6,559
Interest expense	(22)	(34)
Income before income taxes	11,570	18,347
Provision for income taxes	2,277	3,758
Net income	$9,293	$14,589

Net income per share:
Basic	$0.16	$0.26
Diluted	$0.16	$0.25

Weighted average shares outstanding:
Basic	56,650	57,051
Diluted	57,023	57,729

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	December 30, 2023	December 31, 2022
Net income	$9,293	$14,589
Other comprehensive income:
Foreign currency translation adjustment	6,280	14,319
Unrecognized actuarial gain on pension plan, net of tax	(67)	(47)
	6,213	14,272

Derivatives designated as hedging instruments:
Unrealized gain on derivative instruments, net of tax	1,255	3,093
Reclassification adjustment for loss on derivative instruments recognized, net of tax	215	280
Net increase from derivatives designated as hedging instruments, net of tax	1,470	3,373

Total other comprehensive income	7,683	17,645

Comprehensive income	$16,976	$32,234
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	7	253	62	—	—	315
Repurchase of common stock	(556)	—	(26,840)	—	—	(26,840)
Issuance of shares for equity-based compensation	734	(7,043)	7,043	—	—	—
Equity-based compensation	—	7,542	—	—	—	7,542
Cash dividend declared	—	—	—	(11,303)	—	(11,303)
Components of comprehensive income:
Net income	—	—	—	9,293	—	9,293
Other comprehensive income	—	—	—	—	7,683	7,683
Total comprehensive income	—	—	—	9,293	7,683	16,976
Balances as of December 30, 2023	56,495	$578,479	$(756,949)	$1,353,800	$(14,079)	$1,161,251

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	6	180	57	—	—	237
Repurchase of common stock	(1,054)	—	(45,382)	—	—	(45,382)
Issuance of shares for equity-based compensation	667	(6,412)	6,412	—	—	—
Equity-based compensation	—	6,284	—	—	—	6,284
Cash dividend declared	—	—	—	(10,794)	—	(10,794)
Components of comprehensive income
Net income	—	—	—	14,589	—	14,589
Other comprehensive income	—	—	—	—	17,645	17,645
Total comprehensive income	—	—	—	14,589	17,645	32,234
Balances as of December 31, 2022	56,747	$561,736	$(714,713)	$1,345,461	$(15,255)	$1,177,229

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	December 30, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,293	$14,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,985	5,613
Equity-based compensation and employee benefits	7,857	6,521
Adjustment for inventory valuation	2,789	809
Deferred taxes	(678)	(2,740)
Loss/(Gain) on disposal of property, plant and equipment	43	(256)
Unrealized fair value changes on equity investment	(211)	—
Unrealized foreign currency translation	2,565	3,588
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(25,619)	108,754
Inventories	(22,083)	(27,229)
Prepaid expenses and other current assets	7,547	252
Accounts payable, accrued expenses and other current liabilities	(819)	(32,763)
Income taxes payable	2,396	5,745
Other, net	1,604	2,233
Net cash (used in)/provided by operating activities	(7,331)	85,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,426)	(13,878)
Investment in private equity fund	(1,115)	(36)
Purchase of short-term investments	(215,000)	(85,000)
Maturity of short-term investments	160,000	60,000
Net cash used in investing activities	(60,541)	(38,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(173)	(159)
Repurchase of common stock/treasury stock	(27,241)	(46,328)
Common stock cash dividends paid	(10,710)	(9,743)
Net cash used in financing activities	(38,124)	(56,230)
Effect of exchange rate changes on cash and cash equivalents	1,254	5,104
Changes in cash and cash equivalents	(104,742)	(4,924)
Cash and cash equivalents at beginning of period	529,402	555,537
Cash and cash equivalents at end of period	$424,660	$550,613

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	$893	$1,588

CASH PAID/(REFUNDED) FOR:
Interest	$22	$34
Income taxes, net of refunds	$264	$(4,702)
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
The interim consolidated condensed financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission on November 16, 2023, which includes the Consolidated Balance Sheets as of September 30, 2023 and October 1, 2022, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended September 30, 2023. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2024 quarters end on December 30, 2023, March 30, 2024, June 29, 2024 and September 28, 2024. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2023 quarters ended on December 31, 2022, April 1, 2023, July 1, 2023 and September 30, 2023.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 30, 2023. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended December 30, 2023, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to our significant accounting policies summarized in Note 1: Basis of Presentation to our Consolidated Financial Statements included in our 2023 Annual Report.
Revision of Segment-Related Disclosures within the Previously Issued Consolidated Financial Statements
During the third quarter of fiscal year 2023, in response to comment letters from the staff of the Securities and Exchange Commission (the "SEC"), the Company reconsidered the guidance under ASC 280, Segment Reporting, and determined that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements, included in our Annual Report on Form 10-K for the year ended October 1, 2022, originally filed with the SEC on November 17, 2022 (the "Original Form 10-K").
The Company has evaluated the materiality of the incorrect presentation of its segment-related disclosures in the notes to its consolidated financial statements and has concluded that it did not result in a material misstatement of the Company’s previously issued consolidated financial statements.
In light of the changes to the Company’s operating and reportable segments, the Company has revised, in this Quarterly Report on Form 10-Q, the segment-related disclosures in Note 14: Segment Information, to update the prior period presentation. The effect of this revision has been reflected in all footnotes impacted by this revision.
Recent Accounting Pronouncements
Disclosure Improvements
In October 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics. They will also allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. This ASU will become effective for each amendment on the date on which the SEC removes the related disclosure from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. This ASU will be effective for the Company's fiscal year 2025, and interim periods within the fiscal years beginning after the Company’s fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Income Taxes
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This ASU will be effective for the Company's fiscal year 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 30, 2023 and September 30, 2023:

	As of
(in thousands)	December 30, 2023	September 30, 2023

Inventories, net:
Raw materials and supplies	$119,077	$114,827
Work in process	85,499	74,555
Finished goods	55,463	49,207
	260,039	238,589
Inventory reserves	(23,481)	(21,285)
	$236,558	$217,304
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,213	23,105
Leasehold improvements	83,586	82,927
Data processing equipment and software	38,267	37,483
Machinery, equipment, furniture and fixtures	98,773	95,692
Construction in progress	11,345	11,099
	257,366	252,488
Accumulated depreciation	(150,093)	(142,437)
	$107,273	$110,051
Accrued expenses and other current liabilities:
Accrued customer obligations (1)	$36,287	$35,701
Wages and benefits	23,060	33,096
Dividends payable	11,303	10,710
Commissions and professional fees	4,270	4,091
Accrued leasehold renovations	10,013	11,005
Other	6,260	8,402
	$91,193	$103,005
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2023 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment in the future.
During the three months ended December 30, 2023, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended December 30, 2023, the persistent macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category (refer to Note 14 for further information) as of December 30, 2023 and September 30, 2023:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at September 30, 2023(1)	$18,280	$26,109	44,284	$88,673
Other	—	125	718	$843
Balance at December 30, 2023	$18,280	$26,234	45,002	$89,516
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of September 30, 2023 was $45.0 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of December 30, 2023 and September 30, 2023:

		As of December 30, 2023			As of September 30, 2023
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	6.0 to 15.0	$82,874	$(57,961)	$24,913	$80,959	$(55,877)	$25,082
Customer relationships	5.0 to 8.0	$37,439	$(35,530)	$1,909	$36,764	$(34,789)	$1,975
Trade and brand name	7.0 to 8.0	$7,241	$(7,241)	$—	$7,130	$(7,130)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(3,983)	$1,635	$5,617	$(3,776)	$1,841
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
		$133,631	$(104,715)	$28,916	$130,929	$(101,572)	$29,357
The following table reflects estimated annual amortization expense related to intangible assets as of December 30, 2023:

As of
(in thousands)	December 30, 2023
Remaining fiscal 2024	$3,916
Fiscal 2025	5,153
Fiscal 2026	5,153
Fiscal 2027	4,878
Fiscal 2028	4,438
Thereafter	5,378
Total amortization expense	$28,916

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of December 30, 2023:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$39,229	$—	$—	$39,229
Cash equivalents:
Money market funds (1)	225,429	2	—	225,431
Time deposits (2)	160,000	—	—	160,000
Total cash and cash equivalents	$424,658	$2	$—	$424,660
Short-term investments:
Time deposits (2)	285,000	—	—	285,000
Total short-term investments	$285,000	$—	$—	$285,000
Total cash, cash equivalents and short-term investments	$709,658	$2	$—	$709,660
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 30, 2023.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2023:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$37,292	$—	$—	$37,292
Cash equivalents:
Money market funds (1)	202,113	—	(10)	202,103
Time deposits (2)	290,007	—	—	290,007
Total cash and cash equivalents	$529,412	$—	$(10)	$529,402
Short-term investments:
Time deposits (2)	230,000	—	—	230,000
Total short-term investments	$230,000	$—	$—	$230,000
Total cash, cash equivalents and short-term investments	$759,412	$—	$(10)	$759,402
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 31, 2022.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of December 30, 2023 and September 30, 2023:

	As of
(in thousands)	December 30, 2023	September 30, 2023
Non-marketable equity securities	$2,042	$716
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032 unless dissolved earlier or extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient has not been classified in the fair value hierarchy. As of December 30, 2023, the Company has funded $2.2 million into the affiliated investment fund and recognized a cumulative unrealized fair value loss of $0.1 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 30, 2023.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of December 30, 2023 and September 30, 2023 were as follows:

	As of
	December 30, 2023		September 30, 2023
(in thousands)	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$42,736	$747	$54,590	$(723)
Total derivatives	$42,736	$747	$54,590	$(723)
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

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 30, 2023 and December 31, 2022 were as follows:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax(1)	$1,255	$3,093
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(215)	$(280)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of December 30, 2023, there were four options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of December 30, 2023 and September 30, 2023, our finance leases are not material.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table shows the components of lease expense:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Operating lease expense (1)	$2,857	$2,590
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three months ended December 30, 2023 and December 31, 2022.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,422	$2,284
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	December 30, 2023	September 30, 2023
Operating leases:
Weighted-average remaining lease term (in years):	7.6	7.7
Weighted-average discount rate:	6.7%	6.7%
Future lease payments, excluding short-term leases, as of December 30, 2023, are detailed as follows:

As of
(in thousands)	December 30, 2023
Remaining fiscal 2024	$7,346
Fiscal 2025	9,632
Fiscal 2026	8,959
Fiscal 2027	7,052
Fiscal 2028	6,590
Thereafter	23,110
Total minimum lease payments	$62,689
Less: Interest	$14,272
Present value of lease obligations	$48,417
Less: Current portion	$6,697
Long-term portion of lease obligations	$41,720

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 30, 2023, the outstanding amount under this facility was $5.0 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of December 30, 2023, there were no outstanding amounts under the Overdraft Facility.

NOTE 10. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, such plan as first entered into on May 7, 2022 to facilitate repurchases under the Program. The purpose of the modification was to revise the previously established amounts and prices under the plan by providing for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the three months ended December 30, 2023, the Company repurchased a total of approximately 555.6 thousand shares of common stock under the Program at a cost of approximately $26.8 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of December 30, 2023, our remaining stock repurchase authorization under the Program was approximately $154.2 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Dividends
On November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock. Dividends paid during the three months ended December 30, 2023 totaled $10.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of December 30, 2023 and September 30, 2023:

	As of
(in thousands)	December 30, 2023	September 30, 2023
Loss from foreign currency translation adjustments	$(13,899)	$(20,178)
Unrecognized actuarial loss on pension plan, net of tax	(928)	(861)
Unrealized gain/(loss) on hedging	748	(723)
Accumulated other comprehensive loss	$(14,079)	$(21,762)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of December 30, 2023, 1.7 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 30, 2023 and December 31, 2022 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(shares in thousands)	December 30, 2023	December 31, 2022
Time-based RSUs	499	508
Relative TSR PSUs	231	186
Growth PSUs	49	92
Common stock	7	6
Equity-based compensation in shares	786	792
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Cost of sales	$359	$308
Selling, general and administrative	5,680	4,867
Research and development	1,818	1,346
Total equity-based compensation expense	$7,857	$6,521
The following table reflects equity-based compensation expense, by type of award, for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Time-based RSUs	$4,543	$3,587
Relative TSR PSUs	1,560	1,252
Growth PSUs	1,439	1,445
Common stock	315	237
Total equity-based compensation expense	$7,857	$6,521

NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended December 30, 2023 and December 31, 2022, the service revenue was not material.
The Company reports revenue based on its reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 14: Segment Information, for disclosure of revenue by segment and end markets.

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
The following table shows the changes in contract asset balances during the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Contract assets, beginning of period	$10,181	$26,317
Additions	—	2,670
Transferred to accounts receivable or collected	(10,181)	—
Contract assets, end of period	$—	$28,987

The following table shows the changes in contract liability balances during the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Contract liabilities, beginning of period	$4,797	$3,160
Revenue recognized	(8,543)	(7,270)
Additions	12,325	11,891
Contract liabilities, end of period	$8,579	$7,781

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands, except per share data)	December 30, 2023		December 31, 2022
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$9,293	$9,293	$14,589	$14,589
DENOMINATOR:
Weighted average shares outstanding - Basic	56,650	56,650	57,051	57,051
Dilutive effect of Equity Plans		373		678
Weighted average shares outstanding - Diluted		57,023		57,729
EPS:
Net income per share - Basic	$0.16	$0.16	$0.26	$0.26
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.16		$0.25

Anti-dilutive shares(1)		25		1

(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three months ended December 30, 2023 and December 31, 2022 as the effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023	December 31, 2022
Provision for income taxes	$2,277	$3,758
Effective tax rate	19.7%	20.5%
For the three months ended December 30, 2023, the decrease in provision for income taxes and effective tax rate as compared to the prior year period was primarily due to lower profitability and a decrease in global intangible low-taxed income (“GILTI”).
For the three months ended December 30, 2023, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to foreign income earned in lower tax jurisdictions, tax incentives, and tax credits, partially offset by GILTI.

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
As discussed in Note 1, during the third quarter of fiscal year 2023, the Company reconsidered the guidance under ASC 280, Segment Reporting, and determined that certain prior period conclusions about the Company’s operating and reportable segments were erroneous. As a result, the Company had incorrectly presented certain segment-related disclosures in the notes to our previously issued consolidated financial statements, included in our Original Form 10-K.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Net revenue:
Ball Bonding Equipment	$86,270	$53,649
Wedge Bonding Equipment	23,459	54,656
Advanced Solutions	11,324	14,707
APS	41,241	40,861
All Others	8,895	12,360
Net revenue	171,189	176,233
Income/(loss) from operations:
Ball Bonding Equipment	27,714	17,059
Wedge Bonding Equipment	4,294	19,427
Advanced Solutions	(13,435)	(10,735)
APS	12,246	11,295
All Others	(8,074)	(4,463)
Corporate Expenses	(21,052)	(20,761)
Income from operations	$1,693	$11,822
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
The following table reflects net revenue by end markets served for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
General Semiconductor	$70,948	$68,372
Automotive & Industrial	23,521	53,180
LED	5,732	9,193
Memory	29,747	4,627
APS	41,241	40,861
Total revenue	$171,189	$176,233

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Capital expenditures:
Ball Bonding Equipment	$396	$184
Wedge Bonding Equipment	14	185
Advanced Solutions	244	11,707
APS	425	1,325
All Others	141	166
Corporate Expenses	2,313	2,084
	$3,533	$15,651

Depreciation expense:
Ball Bonding Equipment	$321	$376
Wedge Bonding Equipment	284	275
Advanced Solutions	3,047	618
APS	1,323	1,609
All Others	380	269
Corporate Expenses	1,283	1,072
	$6,638	$4,219

Amortization expense:
Ball Bonding Equipment	$—	$—
Wedge Bonding Equipment	—	—
Advanced Solutions	—	—
APS	226	359
All Others	1,029	943
Corporate Expenses	92	92
	$1,347	$1,394

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects the reserve for warranty activity for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Reserve for warranty, beginning of period	$10,457	$13,443
Provision for warranty	2,936	2,100
Utilization of reserve	(3,226)	(4,122)
Reserve for warranty, end of period	$10,167	$11,421
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of December 30, 2023:

		Payments due by fiscal year
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Inventory purchase obligation (1)	$167,469	$97,313	$70,156	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of December 30, 2023, the Company also has an obligation to fund uncalled capital commitments of approximately $7.8 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
	December 30, 2023	December 31, 2022
STMicroelectronics N.V.	*	12.8%
First Technology China Ltd.(1)	*	11.2%
Matfron (Shanghai) Semiconductor Technology Co.,Ltd.	10.6%	*
* Represents less than 10% of total net revenue
(1) Distributor of the Company’s products

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 30, 2023 and December 31, 2022:

	As of
	December 30, 2023	December 31, 2022
Forehope Electronic (Ningbo) Co., Ltd.	10.7%	*
Haoseng Industrial Co., Ltd. (1)	*	15.7%
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (our “2023 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in our 2023 Annual Report.
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
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments engage in the design, development, manufacture and sale of ball bonding equipment, wafer level bonding equipment, wedge bonding equipment, certain advanced display, die-attach and thermocompression systems and solutions to IDMs, OSATs, foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
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
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments, and the remaining operating segments in the “All Others” category are primarily affected by the industry’s internal cyclical and seasonal dynamics, in addition to broader macroeconomic factors, all of which can positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers, as well as our end market mix, in any period also impacts our financial results. Different customer types and end markets can affect our products’ average selling prices and gross margins due to differences in features, capabilities, order size, and machine configurations.

Our APS reportable segment has historically been less volatile than other reportable segments. APS sales are more directly tied to semiconductor unit consumption rather than incremental capacity requirements and/or production capability improvements.
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 89.9% and 89.1% of our net revenue for the three months ended December 30, 2023 and December 31, 2022, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 46.2% and 32.8% of our net revenue for the three months ended December 30, 2023 and December 31, 2022, respectively, were for shipments to customers headquartered in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 30, 2023, our total cash, cash equivalents and short-term investments were $709.7 million, a $49.7 million decrease from the prior fiscal year end. We believe our strong cash position allows us to continue investing in product development, pursuing non-organic opportunities and returning capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.

Key Events in Fiscal 2024 to Date
Israel - Hamas War
On October 7, 2023, an escalated armed conflict between Israel and the Hamas terrorist organization commenced, leading to a series of extended hostilities along Israel’s border with the Gaza Strip. Since then, the Hezbollah militant group has also increased its hostilities against Israel over its northern region.
Our Company has a manufacturing facility and a business office in Haifa, and our capillaries are manufactured at our facilities in Israel and China.
As of the date of this report, our business and manufacturing operations in Israel have not been impacted and no material damage or utilities interruption has been noted at our Israeli facility. Trade routes remain open, and our suppliers and business partners in Israel remain operational. Furthermore, save for a handful of employees who have been mobilized as members of the Israeli military reserves to active duty, disruption to our workforce has been minimal.
We employ around 70 employees in Israel. The safety and well-being of our employees and their families remain our top priority. Our Company continues to provide support to employees and their families who have been impacted by these events.
Given that the intensity, duration and outcome of the ongoing war is uncertain, any further escalation or other hostilities may result in government-mandated lockdowns and disrupt our business operations. We continue to monitor the situation and remain ready to activate our Business Continuity Plan (“BCP”) if necessary.
Macroeconomic Headwinds
Supply chain disruptions and global shortages in electronic components are generally abating in many jurisdictions. However, the cost of logistics remains high as a result of macroeconomic conditions, and labor shortages persist across layers of the supply chain. Additionally, management is continuing to monitor the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict, especially regarding the availability and cost of raw materials that are produced in Middle East and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary and logistical costs resulting either directly or indirectly from the tensions in the Middle East and between Ukraine and Russia.
During fiscal years 2021 and 2022, semiconductor suppliers rapidly increased production output in response to increases in end-consumer demand. Concerns surrounding supply availability spurred defensive inventory purchases, which led to a heightened demand for our products.
The current macroeconomic conditions and declining consumer sentiment have resulted in significant inventory buildup in the semiconductor industry. Many of our consumers who accumulated our products in the past several years continue to reduce their order rates as a result of inventory adjustment and shorter lead times. The general reduction in demand within the semiconductor industry may also result in the instability of our key suppliers, as they struggle with oversupply and the rising cost of business.
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
The ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict have had no material impact on our financial condition and operating results in fiscal 2024 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of filing. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2023 Annual Report.

RESULTS OF OPERATIONS
As discussed in Note 1: Basis of Presentation of the Notes to the Consolidated Condensed Financial Statements, the segment-related information within Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended December 31, 2022 has been revised to correct certain erroneous conclusions about the Company’s operating and reportable segments during prior periods. Accordingly, the following discussion and related tables on Net Revenue, Gross Profit Margin and Income/(Loss) from Operations will reflect the four reportable segments of (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Product and Services (“APS”) and a separate “All Others” category.
The following tables reflect our income from operations for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Net revenue	$171,189	$176,233	$(5,044)	(2.9)%
Cost of sales	91,293	87,527	3,766	4.3%
Gross profit	79,896	88,706	(8,810)	(9.9)%
Selling, general and administrative	41,393	42,376	(983)	(2.3)%
Research and development	36,810	34,508	2,302	6.7%
Operating expenses	78,203	76,884	1,319	1.7%
Income from operations	$1,693	$11,822	$(10,129)	(85.7)%

Net Revenue
Our net revenue for the three months ended December 30, 2023 decreased as compared to our net revenue for the three months ended December 31, 2022. The decrease in net revenue is primarily due to lower volume in Wedge Bonding Equipment, Advanced Solutions and All Others and partially offset by the higher volume in Ball Bonding Equipment, as further outlined in the following tables presented immediately below.
The following tables reflect net revenue for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023		December 31, 2022		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$86,270	50.4%	$53,649	30.4%	$32,621	60.8%
Wedge Bonding Equipment	23,459	13.7%	54,656	31.0%	$(31,197)	(57.1)%
Advanced Solutions	11,324	6.6%	14,707	8.3%	$(3,383)	(23.0)%
APS	41,241	24.1%	40,861	23.2%	380	0.9%
All Others	8,895	5.2%	12,360	7.1%	(3,465)	(28.0)%
Total net revenue	$171,189	100.0%	$176,233	100.0%	$(5,044)	(2.9)%

Ball Bonding Equipment
For the three months ended December 30, 2023, the increase in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volumes of customer purchases related to technology transitions and improving market conditions in general semiconductor and memory end markets. This has resulted in the reduction in semiconductor supply chain inventory levels and improved factory utilization levels.
Wedge Bonding Equipment
For the three months ended December 30, 2023, the decrease in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases primarily in the General Semiconductor market due to the lower power discrete devices demand, as well as in the automotive and renewable energy market.
Advanced Solutions
For the three months ended December 30, 2023, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to timing of revenue recognition for certain customer contracts.
All Others
For the three months ended December 30, 2023, the decrease in All Others net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in mini LED transfer solutions from softness in the advanced display market.
Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended		Basis Point
	December 30, 2023	December 31, 2022	Change
Ball Bonding Equipment	47.2%	52.4%	(520)
Wedge Bonding Equipment	50.4%	48.3%	210
Advanced Solutions	26.1%	31.2%	(510)
APS	55.2%	55.4%	(20)
All Others	17.1%	56.6%	(3,950)
Total gross profit margin	46.7%	50.3%	(360)

Ball Bonding Equipment
For the three months ended December 30, 2023, the decrease in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Wedge Bonding Equipment
For the three months ended December 30, 2023, the increase in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by favorable product mix, including higher sales of higher margin products.
Advanced Solutions
For the three months ended December 30, 2023, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily driven by less favorable product mix, including higher sales of lower margin products.

All others
For the three months ended December 30, 2023, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by less favorable product mix, including lower sales of higher margin products.
Operating Expenses
The following tables reflect operating expenses for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Selling, general & administrative	$41,393	$42,376	$(983)	(2.3)%
Research & development	36,810	34,508	2,302	6.7%
Total	$78,203	$76,884	$1,319	1.7%

Selling, General and Administrative (“SG&A”)
For the three months ended December 30, 2023, the lower SG&A expenses as compared to the prior year period were primarily due to $5.1 million net favorable variance in foreign exchange. This was partially offset by $2.9 million higher staff costs due to an increase in headcount and equity compensation, $0.7 million higher sales representative commissions and $0.4 million higher professional services.
Research and Development (“R&D”)
For the three months ended December 30, 2023, the higher R&D expenses as compared to the prior year period was primarily due to $2.3 million higher staff costs related to an increase in headcount and equity compensation.
Income/(Loss) from Operations
The following tables reflect income/(loss) from operations by reportable segments for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Ball Bonding Equipment	$27,714	$17,059	$10,655	62.5%
Wedge Bonding Equipment	4,294	19,427	(15,133)	(77.9)%
Advanced Solutions	(13,435)	(10,735)	(2,700)	(25.2)%
APS	12,246	11,295	951	8.4%
All Others	(8,074)	(4,463)	(3,611)	(80.9)%
Corporate Expenses	(21,052)	(20,761)	(291)	(1.4)%
Total income from operations	$1,693	$11,822	$(10,129)	(85.7)%

Ball Bonding Equipment, Wedge Bonding Equipment, Advanced Solutions, APS and All Others
For the three months ended December 30, 2023, the lower Wedge Bonding Equipment income from operations as compared to the prior year period was primarily due to the decrease in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
For the three months ended December 30, 2023, the higher Advanced Solutions and All Others loss from operations as compared to the prior year period was primarily due to the decrease in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.

For the three months ended December 30, 2023, the higher Ball Bonding Equipment and APS income from operations as compared to the prior year period was primarily due to the increase in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Interest income	$9,899	$6,559	$3,340	50.9%
Interest expense	$(22)	$(34)	$12	35.3%

Interest income
For the three months ended December 30, 2023, interest income increased as compared to the prior year period primarily due to a higher average balance in short-term investments and higher weighted average interest rate on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(dollar amounts in thousands)	December 30, 2023	December 31, 2022	Change
Provision for income taxes	$2,277	$3,758	$(1,481)
Effective tax rate	19.7%	20.5%	(0.8)%
For the three months ended December 30, 2023, the decrease in provision for income taxes and effective tax rate as compared to the prior year period was primarily related to lower profitability and a decrease in GILTI.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of December 30, 2023 and September 30, 2023:

	As of
(dollar amounts in thousands)	December 30, 2023	September 30, 2023	$ Change
Cash and cash equivalents	$424,660	$529,402	$(104,742)
Short-term investments	285,000	230,000	55,000
Total cash, cash equivalents, and short-term investments	$709,660	$759,402	$(49,742)
Percentage of total assets	47.7%	50.6%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(in thousands)	December 30, 2023	December 31, 2022
Net cash (used in)/provided by operating activities	$(7,331)	$85,116
Net cash used in investing activities	(60,541)	(38,914)
Net cash used in financing activities	(38,124)	(56,230)
Effect of exchange rate changes on cash and cash equivalents	1,254	5,104
Changes in cash and cash equivalents	$(104,742)	$(4,924)
Cash and cash equivalents, beginning of period	529,402	555,537
Cash and cash equivalents, end of period	$424,660	$550,613
Three months ended December 30, 2023
Net cash used in operating activities was primarily due to net income of $9.3 million, non-cash adjustments to net income of $20.4 million and a net unfavourable change in operating assets and liabilities of $37.0 million. The net change in operating assets and liabilities was primarily driven by a increase in accounts and other receivable of $25.6 million, an increase in inventories of $22.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $0.8 million. This was partially offset by an decrease in prepaid expenses and other current assets of $7.5 million and an increase income tax payable of $2.4 million.
The increase in accounts and other receivable in the three months ended December 30, 2023 was mainly due to the timing of payments due. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower accrued employee compensation that was paid out in the period, partially offset by higher material purchases during the period. The decrease in prepaid expenses was mainly due the transfer of contract assets to net account receivables.
Net cash used in investing activities was due to net purchase of short-term investments of $55.0 million, capital expenditures of $4.4 million and investment in private equity fund of $1.1 million.
Net cash used in financing activities was primarily due to common stock repurchases of $27.2 million and dividend payments of $10.7 million.
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

Fiscal 2024 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2024 capital expenditures to be between approximately $23.0 million and $27.0 million, of which approximately $3.5 million has been incurred through the first quarter. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions including the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.
As of December 30, 2023 and September 30, 2023, approximately $558.7 million and $576.9 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
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
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, and effects arising from the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, such plan as first entered into on May 7, 2022 to facilitate repurchases under the Program. The purpose of the modification was to revise the previously established amounts and prices under the plan by providing for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

During the three months ended December 30, 2023, the Company repurchased a total of approximately 555.6 thousand shares of common stock under the Program at a cost of approximately $26.8 million. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of December 30, 2023, our remaining stock repurchase authorization under the Program was approximately $154.2 million.
Dividends
On November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock. Dividends paid during the three months ended December 30, 2023 totaled $10.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of December 30, 2023, the Company had deferred tax liabilities of $37.2 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $18.1 million, inclusive of accrued interest on uncertain tax positions of $3.1 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of December 30, 2023:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$167,469	$97,313	$70,156	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$47,686	12,606	35,080	—	—
Total	$215,155	$109,919	$105,236	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.

Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of December 30, 2023, there were no outstanding amounts under the Overdraft Facility.
As of December 30, 2023, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of December 30, 2023, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 million to $4.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $42.7 million outstanding as of December 30, 2023.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2023 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 30, 2023 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended December 30, 2023 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2023 to October 28, 2023	154	$45.37	154	$174.1
October 29, 2023 to December 2, 2023	285	$48.21	285	$160.3
December 3, 2023 to December 30, 2023	116	$52.47	116	$154.2
For the three months ended December 30, 2023	555		555
(1)On August 15, 2017, the Company’s Board of Directors authorized the Program to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, such plan as first entered into on May 7, 2022 to facilitate repurchases under the Program. The purpose of the modification was to revise the previously established amounts and prices under the plan by providing for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and will be funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 3. – Defaults Upon Senior Securities.
None.

Item 4. – Mine Safety Disclosures
None.

Item 5. – Other Information
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
Issuer Trading Plans and Arrangements
On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, such plan as first entered into on May 7, 2022 to facilitate repurchases under the Program. The purpose of the modification was to revise the previously established amounts and prices under the plan by providing for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025.
The above trading plan of the Company is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. -     Exhibits

Exhibit No.	Description

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company's Amended and Restated By-Laws, dated October 12, 2023, are incorporated herein by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K dated October 13, 2023.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 1, 2024	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)