Form 10-Q
period 2024-03-30
KULICKE & SOFFA INDUSTRIES INC
filed 2024-05-02
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, there were 55,463,682 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
March 30, 2024

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	March 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$359,748	$529,402
Short-term investments	275,000	230,000
Accounts and other receivable, net of allowance for doubtful accounts of $49 and $49, respectively	194,819	158,601
Inventories, net	180,541	217,304
Prepaid expenses and other current assets	40,309	53,751
Total current assets	1,050,417	1,189,058
Property, plant and equipment, net	65,003	110,051
Operating right-of-use assets	36,653	47,148
Goodwill	89,082	88,673
Intangible assets, net	27,139	29,357
Deferred tax assets	18,101	31,551
Equity investments	2,254	716
Other assets	10,058	3,223
TOTAL ASSETS	$1,298,707	$1,499,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	51,487	49,302
Operating lease liabilities	7,021	6,574
Income taxes payable	17,102	22,670
Accrued expenses and other current liabilities	90,126	103,005
Total current liabilities	165,736	181,551

Deferred tax liabilities	36,377	37,264
Income taxes payable	36,647	52,793
Operating lease liabilities	34,307	41,839
Other liabilities	13,463	11,769
TOTAL LIABILITIES	$286,530	$325,216

Commitments and contingent liabilities (Note 15)

Shareholders’ equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 55,750 and 56,310 shares, respectively	584,626	577,727
Treasury stock, at cost, 29,614 and 29,054 shares, respectively	(794,193)	(737,214)
Retained earnings	1,239,956	1,355,810
Accumulated other comprehensive loss	(18,212)	(21,762)
TOTAL SHAREHOLDERS’ EQUITY	$1,012,177	$1,174,561
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,298,707	$1,499,777

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net revenue	$172,074	$173,021	$343,263	$349,254
Cost of sales	155,603	88,929	246,896	176,456
Gross profit	16,471	84,092	96,367	172,798
Selling, general and administrative	39,450	35,464	80,843	77,840
Research and development	37,704	35,999	74,514	70,507
Impairment charges	44,472	—	44,472	—
Operating expenses	121,626	71,463	199,829	148,347
(Loss) / Income from operations	(105,155)	12,629	(103,462)	24,451
Interest income	8,848	8,000	18,747	14,559
Interest expense	(18)	(32)	(40)	(66)
(Loss) / Income before income taxes	(96,325)	20,597	(84,755)	38,944
Provision for income taxes	6,355	5,556	8,632	9,314
Net (loss) / income	$(102,680)	$15,041	$(93,387)	$29,630

Net (loss) / income per share:
Basic	$(1.83)	$0.27	$(1.66)	$0.52
Diluted	$(1.83)	$0.26	$(1.66)	$0.51

Weighted average shares outstanding:
Basic	56,154	56,684	56,402	56,868
Diluted	56,154	57,577	56,402	57,739

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net (loss) / income	$(102,680)	$15,041	$(93,387)	$29,630
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(3,027)	1,654	3,253	15,973
Unrecognized actuarial gain / (loss) on pension plan, net of tax	55	(9)	(12)	(56)
	(2,972)	1,645	3,241	15,917

Derivatives designated as hedging instruments:
Unrealized (loss) / gain on derivative instruments, net of tax	(1,189)	737	66	3,830
Reclassification adjustment for loss / (gain) on derivative instruments recognized, net of tax	28	(578)	243	(298)
Net (decrease) / increase from derivatives designated as hedging instruments, net of tax	(1,161)	159	309	3,532

Total other comprehensive (loss) / income	(4,133)	1,804	3,550	19,449

Comprehensive (loss) / income	$(106,813)	$16,845	$(89,837)	$49,079
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	7	253	62	—	—	315
Repurchase of common stock	(556)	—	(26,840)	—	—	(26,840)
Issuance of shares for equity-based compensation	734	(7,043)	7,043	—	—	—
Equity-based compensation	—	7,542	—	—	—	7,542
Cash dividend declared	—	—	—	(11,303)	—	(11,303)
Components of comprehensive income:
Net income	—	—	—	9,293	—	9,293
Other comprehensive income	—	—	—	—	7,683	7,683
Total comprehensive income	—	—	—	9,293	7,683	16,976
Balances as of December 30, 2023	56,495	$578,479	$(756,949)	$1,353,800	$(14,079)	$1,161,251
Issuance of stock for services rendered	6	258	57	—	—	315
Repurchase of common stock	(755)	—	(37,329)	—	—	(37,329)
Issuance of shares for equity-based compensation	4	(28)	28	—	—	—
Equity-based compensation	—	5,917	—	—	—	5,917
Cash dividend declared	—	—	—	(11,164)	—	(11,164)
Components of comprehensive income:
Net loss	—	—	—	(102,680)	—	(102,680)
Other comprehensive loss	—	—	—	—	(4,133)	(4,133)
Total comprehensive loss	—	—	—	(102,680)	(4,133)	(106,813)
Balances as of March 30, 2024	55,750	$584,626	$(794,193)	$1,239,956	$(18,212)	$1,012,177

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	6	180	57	—	—	237
Repurchase of common stock	(1,054)	—	(45,382)	—	—	(45,382)
Issuance of shares for equity-based compensation	667	(6,412)	6,412	—	—	—
Equity-based compensation	—	6,284	—	—	—	6,284
Cash dividend declared	—	—	—	(10,794)	—	(10,794)
Components of comprehensive income
Net income	—	—	—	14,589	—	14,589
Other comprehensive income	—	—	—	—	17,645	17,645
Total comprehensive income	—	—	—	14,589	17,645	32,234
Balances as of December 31, 2022	56,747	$561,736	$(714,713)	$1,345,461	$(15,255)	$1,177,229
Issuance of stock for services rendered	5	184	53	—	—	237
Repurchase of common stock	(102)	—	(4,990)	—	—	(4,990)
Issuance of shares for equity-based compensation	3	(31)	31	—	—	—
Equity-based compensation	—	5,142	—	—	—	5,142
Cash dividend declared	—	—	—	(10,766)	—	(10,766)
Components of comprehensive income:
Net income	—	—	—	15,041	—	15,041
Other comprehensive income	—	—	—	—	1,804	1,804
Total comprehensive income	—	—	—	15,041	1,804	16,845
Balances as of April 1, 2023	56,653	$567,031	$(719,619)	$1,349,736	$(13,451)	$1,183,697

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	March 30, 2024	April 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(93,387)	$29,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,952	12,155
Impairment charges	44,472	—
Equity-based compensation and employee benefits	14,089	11,900
Adjustment for inventory valuation	65,681	1,694
Deferred taxes	12,563	(6,227)
Loss/(Gain) on disposal of property, plant and equipment	43	(217)
Unrealized fair value changes on equity investment	(423)	—
Unrealized foreign currency translation	1,689	2,613
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(36,491)	141,637
Inventories	(28,644)	(39,055)
Prepaid expenses and other current assets	13,406	2,107
Accounts payable, accrued expenses and other current liabilities	(7,784)	(41,286)
Income taxes payable	(21,713)	(30,655)
Other, net	(5,932)	2,640
Net cash (used in)/provided by operating activities	(27,479)	86,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(36,881)
Purchases of property, plant and equipment	(10,997)	(24,515)
Proceeds from sales of property, plant and equipment	—	235
Investment in private equity fund	(1,115)	(36)
Purchase of short-term investments	(430,000)	(270,000)
Maturity of short-term investments	385,000	145,000
Net cash used in investing activities	(57,112)	(186,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(306)	(326)
Repurchase of common stock/treasury stock	(63,477)	(52,048)
Common stock cash dividends paid	(22,013)	(20,537)
Net cash used in financing activities	(85,796)	(72,911)
Effect of exchange rate changes on cash and cash equivalents	733	5,737
Changes in cash and cash equivalents	(169,654)	(166,435)
Cash and cash equivalents at beginning of period	529,402	555,537
Cash and cash equivalents at end of period	$359,748	$389,102

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	$—	$8,269

CASH PAID FOR:
Interest	$40	$66
Income taxes, net of refunds	$17,488	$41,930
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
In connection with the cancellation of a project with one of its strategic customers (previously referred to as Project W), on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of Project W. The wind down activities are ongoing and are expected to be substantially completed by the end of fiscal year 2024. For additional information, see Note 16: Restructuring and Cancellation of Project in our Notes to the Consolidated Condensed Financial Statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Use of Estimates
The preparation of consolidated condensed financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated condensed financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory and inventory valuation, carrying value and lives of fixed assets, goodwill and intangible assets, accrual for customer credit programs, the valuation estimates and assessment of impairment and observable price adjustments, income taxes, equity-based compensation expense, accrual for employee termination benefits and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company’s assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 30, 2024. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended March 30, 2024, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of March 30, 2024 and September 30, 2023:

	As of
(in thousands)	March 30, 2024	September 30, 2023

Inventories, net:
Raw materials and supplies	$117,797	$114,827
Work in process	63,046	74,555
Finished goods	54,804	49,207
	235,647	238,589
Inventory reserves(1)	(55,106)	(21,285)
	$180,541	$217,304
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,184	23,105
Leasehold improvements	84,987	82,927
Data processing equipment and software	39,709	37,483
Machinery, equipment, furniture and fixtures	100,336	95,692
Construction in progress	11,072	11,099
	261,470	252,488
Accumulated depreciation	(154,960)	(142,437)
Accumulated impairment (1)	(41,507)	—
	$65,003	$110,051
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$32,399	$35,701
Wages and benefits(1)	24,420	33,096
Dividends payable	11,164	10,710
Commissions and professional fees	4,398	4,091
Accrued leasehold renovations	7,613	11,005
Other	10,132	8,402
	$90,126	$103,005
(1)Please see Note 16: Restructuring and Cancellation of Project for more information on the wind down charges and impairments related to the cancellation of Project W.
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
During the three months ended March 30, 2024, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended March 30, 2024, the persistent macroeconomic headwinds could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the reporting units that could be significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category (refer to Note 14 for further information) as of March 30, 2024 and September 30, 2023:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at September 30, 2023(1)	$18,280	$26,109	44,284	$88,673
Other	—	61	348	$409
Balance at March 30, 2024	$18,280	$26,170	44,632	$89,082
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of September 30, 2023 was $45.0 million.

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects net intangible assets as of March 30, 2024 and September 30, 2023:

		As of March 30, 2024			As of September 30, 2023
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	6.0 to 15.0	$81,889	$(58,512)	$23,377	$80,959	$(55,877)	$25,082
Customer relationships	5.0 to 8.0	$37,091	$(35,250)	$1,841	$36,764	$(34,789)	$1,975
Trade and brand name	7.0 to 8.0	$7,184	$(7,184)	$—	$7,130	$(7,130)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(4,156)	$1,462	$5,617	$(3,776)	$1,841
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
		$132,241	$(105,102)	$27,139	$130,929	$(101,572)	$29,357

The following table reflects estimated annual amortization expense related to intangible assets as of March 30, 2024:

As of
(in thousands)	March 30, 2024
Remaining fiscal 2024	$2,535
Fiscal 2025	5,069
Fiscal 2026	5,069
Fiscal 2027	4,794
Fiscal 2028	4,362
Thereafter	5,310
Total amortization expense	$27,139

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of March 30, 2024:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$36,654	$—	$—	$36,654
Cash equivalents:
Money market funds (1)	223,107	—	(13)	223,094
Time deposits (2)	100,000	—	—	100,000
Total cash and cash equivalents	$359,761	$—	$(13)	$359,748
Short-term investments:
Time deposits (2)	275,000	—	—	275,000
Total short-term investments	$275,000	$—	$—	$275,000
Total cash, cash equivalents and short-term investments	$634,761	$—	$(13)	$634,748
(1)The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 30, 2024.
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
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended April 1, 2023.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of March 30, 2024 and September 30, 2023:

	As of
(in thousands)	March 30, 2024	September 30, 2023
Non-marketable equity securities	$2,254	$716
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032 unless dissolved earlier or extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient has not been classified in the fair value hierarchy. As of March 30, 2024, the Company has funded $2.2 million into the affiliated investment fund and recognized a cumulative unrealized fair value gain of $0.1 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended March 30, 2024.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of March 30, 2024 and September 30, 2023 were as follows:

	As of
	March 30, 2024		September 30, 2023
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$49,625	$(414)	$54,590	$(723)
Total derivatives	$49,625	$(414)	$54,590	$(723)
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheets.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended March 30, 2024 and April 1, 2023 were as follows:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss) / gain recognized in OCI, net of tax(1)	$(1,189)	$737	$66	$3,830
Net (loss) / gain reclassified from accumulated OCI into income, net of tax(2)	$(28)	$578	$(243)	$298
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of March 30, 2024, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of March 30, 2024 and September 30, 2023, our finance leases are not material.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table shows the components of lease expense:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating lease expense (1)	$2,558	$2,683	$5,415	$5,273
(1)Operating lease expense includes short-term lease expense, which is immaterial for the three and six months ended March 30, 2024 and April 1, 2023.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six months ended
(in thousands)	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,705	$4,673

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	March 30, 2024	September 30, 2023
Operating leases:
Weighted-average remaining lease term (in years):	7.6	7.7
Weighted-average discount rate:	7.2%	6.7%
Future lease payments, excluding short-term leases, as of March 30, 2024, are detailed as follows:

As of
(in thousands)	March 30, 2024
Remaining fiscal 2024	$4,849
Fiscal 2025	9,453
Fiscal 2026	7,037
Fiscal 2027	5,041
Fiscal 2028	4,780
Thereafter	22,606
Total minimum lease payments	$53,766
Less: Interest	$12,438
Present value of lease obligations	$41,328
Less: Current portion	$7,021
Long-term portion of lease obligations	$34,307

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 30, 2024, the outstanding amount under this facility was $4.9 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of March 30, 2024, there were no outstanding amounts under the Overdraft Facility.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 10. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million, and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, such plan as first entered into on May 7, 2022, to facilitate repurchases under the Program. The modified plan permits the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the three and six months ended March 30, 2024, the Company repurchased a total of approximately 754.6 thousand and 1,310.2 thousand shares of common stock under the Program at a cost of approximately $37.3 million and $64.1 million, respectively. The stock repurchases were recorded in the periods the repurchased shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of March 30, 2024, our remaining stock repurchase authorization under the Program was approximately $116.9 million.
Dividends
On November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock. Dividends paid during the three and six months ended March 30, 2024 totaled $11.3 million and $22.0 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of March 30, 2024 and September 30, 2023:

	As of
(in thousands)	March 30, 2024	September 30, 2023
Loss from foreign currency translation adjustments	$(16,925)	$(20,178)
Unrecognized actuarial loss on pension plan, net of tax	(873)	(861)
Unrealized loss on hedging	(414)	(723)
Accumulated other comprehensive loss	$(18,212)	$(21,762)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of March 30, 2024, 1.8 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended March 30, 2024 and April 1, 2023 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(shares in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Time-based RSUs	3	4	502	512
Relative TSR PSUs	—	—	231	186
Growth PSUs	—	—	49	92
Common stock	6	6	13	12
Equity-based compensation in shares	9	10	795	802

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of sales	$363	$323	$722	$631
Selling, general and administrative	4,103	3,731	9,783	8,598
Research and development	1,766	1,325	3,584	2,671
Total equity-based compensation expense	$6,232	$5,379	$14,089	$11,900
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Time-based RSUs	$4,470	$3,611	$9,013	$7,198
Relative TSR PSUs	1,273	1,193	2,833	2,445
Growth PSUs	174	338	1,613	1,783
Common stock	315	237	630	474
Total equity-based compensation expense	$6,232	$5,379	$14,089	$11,900

NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended March 30, 2024 and April 1, 2023, the service revenue was not material.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table shows the changes in contract asset balances during the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Contract assets, beginning of period	$—	$28,987	$10,181	$26,317
Additions	—	223	—	2,893
Transferred to accounts receivable or collected	—	—	(10,181)	—
Contract assets, end of period	$—	$29,210	$—	$29,210
The following table shows the changes in contract liability balances during the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Contract liabilities, beginning of period	$8,579	$7,781	$4,797	$3,160
Revenue recognized	(11,229)	(9,276)	(19,772)	(16,546)
Additions	9,316	8,051	21,641	19,942
Contract liabilities, end of period	$6,666	$6,556	$6,666	$6,556

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 12. (LOSS) EARNINGS PER SHARE
Basic (loss)/income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three and six months ended March 30, 2024, restricted stock were excluded due to the net loss the Company incurred during those periods.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended
(in thousands, except per share data)	March 30, 2024		April 1, 2023
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(102,680)	$(102,680)	$15,041	$15,041
DENOMINATOR:
Weighted average shares outstanding - Basic	56,154	56,154	56,684	56,684
Dilutive effect of Equity Plans		—		893
Weighted average shares outstanding - Diluted		56,154		57,577
EPS:
Net (loss)/income per share - Basic	$(1.83)	$(1.83)	$0.27	$0.27
Effect of dilutive shares		—		(0.01)
Net (loss)/income per share - Diluted		$(1.83)		$0.26

Anti-dilutive shares(1)		416		0

	Six months ended
(in thousands, except per share data)	March 30, 2024		April 1, 2023
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(93,387)	$(93,387)	$29,630	$29,630
DENOMINATOR:
Weighted average shares outstanding - Basic	56,402	56,402	56,868	56,868
Dilutive effect of Equity Plans		—		871
Weighted average shares outstanding - Diluted		56,402		57,739
EPS:
Net (loss)/income per share - Basic	$(1.66)	$(1.66)	$0.52	$0.52
Effect of dilutive shares		—		(0.01)
Net (loss)/income per share - Diluted		$(1.66)		$0.51

Anti-dilutive shares(1)		412		1

(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and six months ended March 30, 2024 and April 1, 2023 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Provision for income taxes	$6,355	$5,556	$8,632	$9,314
Effective tax rate	(6.6)%	27.0%	(10.2)%	23.9%
For the three and six months ended March 30, 2024 as compared to the three and six months ended April 1, 2023, the change in provision for income taxes was primarily due to an increase in valuation allowance recorded against certain deferred tax assets during the quarter, offset by the decrease in provision for income taxes resulting from lower profitability. The decrease in effective tax rate was primarily due to the tax benefit from the one-time charge for cancellation of Project W which was recorded as a discrete during the quarter, partially offset by an increase in valuation allowance recorded against certain deferred tax assets which was also recorded as a discrete during the quarter.
For the three and six months ended March 30, 2024, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to the two discrete tax items discussed above, foreign income earned in lower tax jurisdictions, tax incentives, and tax credits.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects operating information by segment for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net revenue:
Ball Bonding Equipment	$81,908	$53,535	$168,178	$107,184
Wedge Bonding Equipment	22,761	48,586	46,220	103,242
Advanced Solutions	14,124	20,432	25,448	35,139
APS	40,667	39,294	81,908	80,155
All Others	12,614	11,174	21,509	23,534
Net revenue	172,074	173,021	343,263	349,254
Income/(loss) from operations:
Ball Bonding Equipment	25,152	13,744	52,866	30,803
Wedge Bonding Equipment	4,253	18,557	$8,547	$37,984
Advanced Solutions	(116,981)	(7,853)	$(130,416)	$(18,588)
APS	12,586	11,978	24,832	23,273
All Others	(9,554)	(6,711)	(17,628)	(11,174)
Corporate Expenses	(20,611)	(17,086)	(41,663)	(37,847)
Income from operations	$(105,155)	$12,629	$(103,462)	$24,451
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
The following table reflects net revenue by end markets served for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
General Semiconductor	$90,137	$71,064	$161,085	$139,436
Automotive & Industrial	25,368	51,455	48,889	104,635
LED	5,575	5,894	11,307	15,087
Memory	10,327	5,314	40,074	9,941
APS	40,667	39,294	81,908	80,155
Total revenue	$172,074	$173,021	$343,263	$349,254

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Capital expenditures:
Ball Bonding Equipment	$158	$305	$554	$489
Wedge Bonding Equipment	121	136	135	321
Advanced Solutions	74	11,284	318	22,991
APS	245	1,867	670	3,192
All Others	286	82	427	248
Corporate Expenses	2,962	3,709	5,275	5,793
	$3,846	$17,383	$7,379	$33,034

Depreciation expense:
Ball Bonding Equipment	$326	$409	$647	$785
Wedge Bonding Equipment	252	300	536	575
Advanced Solutions	2,321	1,214	5,368	1,832
APS	1,302	1,616	2,625	3,225
All Others	386	333	766	602
Corporate Expenses	1,055	1,107	2,338	2,179
	$5,642	$4,979	$12,280	$9,198

Amortization expense:
Ball Bonding Equipment	$—	$—	$—	$—
Wedge Bonding Equipment	—	—	—	—
Advanced Solutions	—	—	—	—
APS	231	377	457	736
All Others	1,003	1,095	2,032	2,038
Corporate Expenses	91	91	183	183
	$1,325	$1,563	$2,672	$2,957

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects the reserve for warranty activity for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Six months ended
(in thousands)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Reserve for warranty, beginning of period	$10,167	$11,421	$10,457	$13,443
Provision for warranty	3,133	2,882	6,069	4,982
Utilization of reserve	(3,393)	(3,835)	(6,619)	(7,957)
Reserve for warranty, end of period	$9,907	$10,468	$9,907	$10,468
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of March 30, 2024:

		Payments due by fiscal year
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Inventory purchase obligation (1)	$153,529	$45,085	$108,444	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of March 30, 2024, the Company also has an obligation to fund uncalled capital commitments of approximately $7.8 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended March 30, 2024 and April 1, 2023:

	Six months ended
	March 30, 2024	April 1, 2023
First Technology China Ltd.(1)	*	11.9%
Forehope Electronic (Ningbo) Co., Ltd.	13.8%	*
* Represents less than 10% of total net revenue
(1) Distributor of the Company’s products

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 30, 2024 and April 1, 2023:

	As of
	March 30, 2024	April 1, 2023
Intel Corporation	*	14.6%
Forehope Electronic (Ningbo) Co., Ltd.	25.4%	*
Tianshui Huatian Technology Co., Ltd.	11.6%	*
* Represents less than 10% of total accounts receivable

NOTE 16. RESTRUCTURING AND CANCELLATION OF PROJECT
Previously referred to as Project W, the Company was engaged with one of its strategic customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"). In connection with the Customer's strategic review of its business, the Customer has informed the Company that it has cancelled the Project.
In connection with the foregoing, on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of Project W. The wind down activities are ongoing and are expected to be substantially completed by end of fiscal year 2024.
Wind down charges as a result of these activities incurred during the period ended March 30, 2024 were accounted in accordance with ASC 330, Inventory and ASC 712, Compensation—Nonretirement Postemployment Benefits. The Company also performed the impairment tests of all associated assets with reference to the guidance under ASC 330, Inventory and ASC 360, Property, Plant and Equipment. The wind down charges and impairments are primarily recorded in the Advanced Solutions reportable segment. Based on current information available, we do not expect any material future charges with respect to the cancellation of Project W that will be classified as exit and disposal costs under the guidance of ASC 420, Exit or Disposal Cost Obligations. We plan to fund the cash costs through existing cash balances.
In addition to the cancellation of Project W, in March 2024, the Company also implemented a restructuring program to reallocate resources within the Company to enhance its performance, boost productivity and drive efficiency initiatives. The accrued costs pertaining to ongoing employee benefit arrangements arising from the restructuring program as of March 30, 2024 is accounted in accordance with ASC 712 and is expected to be paid by the end of fiscal year 2024.
The following table presents a summary of the charges related to the cancellation of Project W and restructuring expenses incurred for the period ended March 30, 2024.

(in thousands)		Total Recognized as of
Charges	Statement of Operations Classification	March 30, 2024
Inventory write-down	Cost of sales	$57,333
Purchase Order cancellation charges	Cost of sales	$2,834
Employee termination benefits	Selling, general and administrative	$2,940
Impairment charges relating to long-lived assets	Impairment charges	$44,472
		$107,579
Inventory write-down
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost based upon projections about future consumption, and market conditions. We recorded a write-down to inventory totaling $57.3 million with a corresponding increase to cost of sales in our consolidated condensed statement of operations for the three and six months ended March 30, 2024. See Note 2 for inventory balances.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Employee termination benefits
At March 30, 2024, accrued employee termination costs of $2.9 million related to other severance and employee costs incurred as a result of the cancellation of Project W and the restructuring program, primarily pertaining to ongoing employee benefit arrangements arising, were recorded within accrued compensation and benefits in our consolidated condensed balance sheet.
Purchase Order cancellation charges
At March 30, 2024, $2.8 million of purchase order cancellation charges are included in accrued expenses and other current liabilities in our consolidated condensed balance sheet. These costs relate to a net loss on firm purchase commitments for goods for inventory in accordance with ASC 330.
Impairment charges relating to long-lived assets
At March 30, 2024, we recorded an impairment charge of $38.0 million related to property, plant and equipment, $3.0 million related to the ROU assets and $3.5 million related to Asset Retirement Obligation (ARO).

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development effort; our ability to identify and realize new growth opportunities; our ability to control costs; our expectations regarding our wind down activities related to Project W and the impact of the cancellation of Project W on our results of operations and financial condition; and our operational flexibility as a result of (among other factors):
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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 86.2% and 92.5% of our net revenue for the three months ended March 30, 2024 and April 1, 2023, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 48.6% and 32.1% of our net revenue for the three months ended March 30, 2024 and April 1, 2023, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 88.1% and 90.8% of our net revenue for the six months ended March 30, 2024 and April 1, 2023, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 47.4% and 32.5% of our net revenue for the six months ended March 30, 2024 and April 1, 2023, respectively, were for shipments to customers headquartered in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of March 30, 2024, our total cash, cash equivalents and short-term investments were $634.7 million, a $124.7 million decrease from the prior fiscal year end. We believe our strong cash position allows us to continue investing in product development, pursuing non-organic opportunities and returning capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.

Key Events in Fiscal 2024 to Date
Cancellation of Project W
Previously referred to as Project W, the Company has been engaged with one of its strategic customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"). In connection with the Customer's strategic review of its business, the Customer has informed the Company that it has cancelled the Project. In connection with the foregoing, on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of Project W. The wind down activities are ongoing and are expected to be substantially completed by the end of fiscal year 2024. The Company anticipates that the cancellation of Project W will reduce its fiscal year 2024 revenue by approximately $15 million. As a result of the cancellation of Project W, the Company also incurred certain charges during the fiscal period ended March 30, 2024 and expects to incur additional related charges through fiscal year 2024. Please see Note 16: Restructuring and Cancellation of Project to the Consolidated Condensed Financial Statements for more information.
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

RESULTS OF OPERATIONS
As discussed in Note 1: Basis of Presentation of the Notes to the Consolidated Condensed Financial Statements, the segment-related information within Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended April 1, 2023 has been revised to correct certain erroneous conclusions about the Company’s operating and reportable segments during prior periods. Accordingly, the following discussion and related tables on Net Revenue, Gross Profit Margin and Income/(Loss) from Operations will reflect the four reportable segments of (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Product and Services (“APS”) and a separate “All Others” category.
The following tables reflect our income/(loss) from operations for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Net revenue	$172,074	$173,021	$(947)	(0.5)%
Cost of sales	155,603	88,929	66,674	75.0%
Gross profit	16,471	84,092	(67,621)	(80.4)%
Selling, general and administrative	39,450	35,464	3,986	11.2%
Research and development	37,704	35,999	1,705	4.7%
Impairment charges	44,472	—	44,472	N/A
Operating expenses	121,626	71,463	50,163	70.2%
(Loss) / income from operations	$(105,155)	$12,629	$(117,784)	(932.6)%

	Six months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Net revenue	$343,263	$349,254	$(5,991)	(1.7)%
Cost of sales	246,896	176,456	70,440	39.9%
Gross profit	96,367	172,798	(76,431)	(44.2)%
Selling, general and administrative	80,843	77,840	3,003	3.9%
Research and development	74,514	70,507	4,007	5.7%
Impairment charges	44,472	—	44,472	N/A
Operating expenses	199,829	148,347	51,482	34.7%
(Loss) / income from operations	$(103,462)	$24,451	$(127,913)	(523.1)%
Net Revenue
Our net revenue for the three and six months ended March 30, 2024 decreased as compared to our net revenue for the three and six months ended April 1, 2023. The decrease in net revenue is primarily due to lower volume in Wedge Bonding Equipment, Advanced Solutions and All Others and partially offset by the higher volume in Ball Bonding Equipment and APS, as further outlined in the following tables presented immediately below.

The following tables reflect net revenue for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended
(dollar amounts in thousands)	March 30, 2024		April 1, 2023		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$81,908	47.6%	$53,535	30.9%	$28,373	53.0%
Wedge Bonding Equipment	22,761	13.2%	48,586	28.1%	$(25,825)	(53.2)%
Advanced Solutions	14,124	8.2%	20,432	11.8%	$(6,308)	(30.9)%
APS	40,667	23.6%	39,294	22.7%	1,373	3.5%
All Others	12,614	7.4%	11,174	6.5%	1,440	12.9%
Total net revenue	$172,074	100.0%	$173,021	100.0%	$(947)	(0.5)%

	Six months ended
(dollar amounts in thousands)	March 30, 2024		April 1, 2023		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$168,178	49.0%	$107,184	30.7%	$60,994	56.9%
Wedge Bonding Equipment	46,220	13.5%	103,242	29.6%	$(57,022)	(55.2)%
Advanced Solutions	25,448	7.4%	35,139	10.1%	$(9,691)	(27.6)%
APS	81,908	23.9%	80,155	23.0%	$1,753	2.2%
All Others	21,509	6.2%	23,534	6.6%	$(2,025)	(8.6)%
Total net revenue	$343,263	100.0%	$349,254	100.0%	$(5,991)	(1.7)%

Ball Bonding Equipment
For the three and six months ended March 30, 2024, the increase in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volumes of customer purchases related to technology transitions and improving market conditions in general semiconductor and memory end markets. This has resulted in the reduction in semiconductor supply chain inventory levels and improved factory utilization levels.
Wedge Bonding Equipment
For the three and six months ended March 30, 2024, the decrease in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases primarily in the General Semiconductor market due to the lower power discrete devices demand, as well as in the automotive and renewable energy market.
Advanced Solutions
For the three months ended March 30, 2024, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to lower volume as a result of changes in product mix.
For the six months ended March 30, 2024, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to the lower volume as a result of changes in the product mix and timing of revenue recognition for certain customer contracts.
APS
For the three and six months ended March 30, 2024, the increase in APS net revenue as compared to the prior year period was due to higher volume of customer purchases primarily in spares and services.

All Others
For the three months ended March 30, 2024, the increase in All Others net revenue as compared to the prior year period was primarily due to favorable product mix, and additional revenue from Advanced Dispensing Solution, which was acquired in March 2023.
For the six months ended March 30, 2024, the decrease in All Others net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in mini LED transfer solutions from softness in the advanced display market. The lower volume was partially offset by the additional revenue from Advanced Dispensing Solution, which was acquired in March 2023.
Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended		Basis Point
	March 30, 2024	April 1, 2023	Change
Ball Bonding Equipment	47.6%	49.6%	(200)
Wedge Bonding Equipment	51.2%	52.5%	(130)
Advanced Solutions	(405.6)%	30.9%	(43,650)
APS	55.9%	57.6%	(170)
All Others	2.1%	27.9%	(2,580)
Total gross profit margin	9.6%	48.6%	(3,900)

	Six months ended		Basis Point
	March 30, 2024	April 1, 2023	Change
Ball Bonding Equipment	47.4%	51.0%	(360)
Wedge Bonding Equipment	50.8%	50.3%	50
Advanced Solutions	(213.5)%	31.0%	(24,450)
APS	55.6%	56.4%	(80)
All Others	8.3%	43.0%	(3,470)
Total gross profit margin	28.1%	49.5%	(2,140)
Ball Bonding Equipment
For the three and six months ended March 30, 2024, the decrease in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Wedge Bonding Equipment
For the three months ended March 30, 2024, the decrease in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a shift in product mix, including higher sales of lower margin products.
Advanced Solutions
For the three and six months ended March 30, 2024, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily driven by the inventory write-down charges we incurred as a result of the cancellation of Project W and less favorable product mix, including higher sales of lower margin products.
APS
For the three and six months ended March 30, 2024, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by less favorable product mix among bonding tools, spares and services.

All others
For the three months ended March 30, 2024, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by provision of excess and obsolete materials.
For the six months ended March 30, 2024, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by the provision of excess and obsolete materials and less favorable product mix, including lower sales of higher margin products.
Operating Expenses
The following tables reflect operating expenses for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Selling, general & administrative	$39,450	$35,464	$3,986	11.2%
Research & development	37,704	35,999	1,705	4.7%
Impairment charges	44,472	—	44,472	N/A
Total	$121,626	$71,463	$50,163	70.2%

	Six months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Selling, general & administrative	$80,843	$77,840	$3,003	3.9%
Research & development	74,514	70,507	4,007	5.7%
Impairment charges	44,472	—	44,472	N/A
Total	$199,829	$148,347	$51,482	34.7%
Selling, General and Administrative (“SG&A”)
For the three months ended March 30, 2024, the higher SG&A expenses as compared to the prior year period were primarily due to $2.9 million of restructuring costs, $0.7 million higher sales representative commissions and $0.4 million higher staff cost.
For the six months ended March 30, 2024, the higher SG&A expenses as compared to the prior year period was primarily due to $3.3 million higher staff cost, $2.9 million restructuring costs, $1.5 million higher sales representative commissions, $1.1 million higher miscellaneous expenses and $0.4 million higher professional services. This was partially offset by $6.2 million net favorable variance in foreign exchange.
Research and Development (“R&D”)
For the three months ended March 30, 2024, the higher R&D expenses as compared to the prior year period were primarily due to $2.1 million higher staff costs related to an increase in headcount and equity compensation. This was partially offset by $0.8 million lower professional services.
For the six months ended March 30, 2024, the higher R&D expenses as compared to the prior year period was primarily due to $4.0 million higher staff costs related to an increase in headcount and equity compensation.
Impairment charges
For the three and six months ended March 30, 2024, the higher impairment charges as compared to the prior year period were due to $44.5 million impairment charges on long-lived assets related to the cancellation of Project W.

Income/(Loss) from Operations
The following tables reflect income/(loss) from operations by reportable segments for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Ball Bonding Equipment	$25,152	$13,744	$11,408	83.0%
Wedge Bonding Equipment	4,253	18,557	(14,304)	(77.1)%
Advanced Solutions	(116,981)	(7,853)	(109,128)	(1,389.6)%
APS	12,586	11,978	608	5.1%
All Others	(9,554)	(6,711)	(2,843)	(42.4)%
Corporate Expenses	(20,611)	(17,086)	(3,525)	(20.6)%
Total (loss) / income from operations	$(105,155)	$12,629	$(117,784)	(932.6)%

	Six months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Ball Bonding Equipment	$52,866	$30,803	$22,063	71.6%
Wedge Bonding Equipment	8,547	37,984	(29,437)	(77.5)%
Advanced Solutions	(130,416)	(18,588)	(111,828)	(601.6)%
APS	24,832	23,273	1,559	6.7%
All Others	(17,628)	(11,174)	(6,454)	(57.8)%
Corporate Expenses	(41,663)	(37,847)	(3,816)	(10.1)%
Total (loss) / income from operations	$(103,462)	$24,451	$(127,913)	(523.1)%

Advanced Solutions
For the three and six months ended March 30, 2024, the higher Advanced Solutions loss from operations as compared to the prior year period was primarily due to the decrease in revenue, inventory write-down and impairment charges as explained under “Net Revenue”, “Gross Profit” and “Operating Expenses” above.
All Others
For the three and six months ended March 30, 2024, the higher All Others loss from operations as compared to the prior year period was primarily due to the decrease in gross profit and changes in operating expenses as explained under “Gross Profit” and “Operating Expenses” above.
Wedge Bonding Equipment
For the three and six months ended March 30, 2024, the lower Wedge Bonding Equipment income from operations as compared to the prior year period was primarily due to the decrease in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
Ball Bonding Equipment and APS
For the three and six months ended March 30, 2024, the higher Ball Bonding Equipment and APS income from operations as compared to the prior year period was primarily due to the increase in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Interest income	$8,848	$8,000	$848	10.6%
Interest expense	$(18)	$(32)	$14	43.8%

	Six months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change
Interest income	$18,747	$14,559	$4,188	28.8%
Interest expense	$(40)	$(66)	$26	39.4%

Interest income
For the three and six months ended March 30, 2024, interest income increased as compared to the prior year period primarily due to a higher weighted average interest rate on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 30, 2024 and April 1, 2023:

	Three months ended			Six months ended
(dollar amounts in thousands)	March 30, 2024	April 1, 2023	Change	March 30, 2024	April 1, 2023	Change
Provision for income taxes	$6,355	$5,556	$799	$8,632	$9,314	$(682)
Effective tax rate	(6.6)%	27.0%	(33.6)%	(10.2)%	23.9%	(34.1)%
For the three and six months ended March 30, 2024 as compared to the three and six months ended April 1, 2023, the change in provision for income taxes was primarily due to an increase in valuation allowance recorded against certain deferred tax assets during the quarter, offset by the decrease in provision for income taxes resulting from lower profitability. The decrease in effective tax rate was primarily due to the tax benefit arising from the one-time charge for cancellation of Project W which was recorded as a discrete tax item during the quarter, partially offset by an increase in valuation allowance recorded against certain deferred tax assets which was also recorded as a discrete tax item during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of March 30, 2024 and September 30, 2023:

	As of
(dollar amounts in thousands)	March 30, 2024	September 30, 2023	$ Change
Cash and cash equivalents	$359,748	$529,402	$(169,654)
Short-term investments	275,000	230,000	45,000
Total cash, cash equivalents, and short-term investments	$634,748	$759,402	$(124,654)
Percentage of total assets	48.9%	50.6%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the six months ended March 30, 2024 and April 1, 2023:

	Six months ended
(in thousands)	March 30, 2024	April 1, 2023
Net cash (used in)/provided by operating activities	$(27,479)	$86,936
Net cash used in investing activities	(57,112)	(186,197)
Net cash used in financing activities	(85,796)	(72,911)
Effect of exchange rate changes on cash and cash equivalents	733	5,737
Changes in cash and cash equivalents	$(169,654)	$(166,435)
Cash and cash equivalents, beginning of period	529,402	555,537
Cash and cash equivalents, end of period	$359,748	$389,102
Six months ended March 30, 2024
The increase in net cash used in operating activities was primarily due to a net loss of $93.4 million and a net unfavourable change in operating assets and liabilities of $87.2 million, partially offset by non-cash adjustments to net income of $153.1 million. The non-cash adjustments were primarily due to impairment charges of $44.5 million and inventory write-down of $57.3 million as a result of the cancellation of the Project. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $36.5 million, an increase in inventories of $28.6 million after excluding the impact of the inventory write-down as shown above, a decrease in income tax payable of $21.7 million and a decrease in accounts payable and accrued expenses and other current liabilities of $7.8 million. This was partially offset by a decrease in prepaid expenses and other current assets of $13.4 million.
The increase in accounts and other receivable in the six months ended March 30, 2024 was mainly due to the timing of payments due. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable was primarily due to lower profitability. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to the payment of back loaded purchases, partially offset by higher accrued employee compensation and accrued purchase order cancellation charges arising from the cancellation of the Project. The decrease in prepaid expenses was mainly due the transfer of contract assets to net account receivables.
Net cash used in investing activities was due to net purchase of short-term investments of $45.0 million, capital expenditures of $11.0 million and investment in a private equity fund of $1.1 million.
Net cash used in financing activities was primarily due to common stock repurchases of $63.5 million and dividend payments of $22.0 million.
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
Fiscal 2024 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2024 capital expenditures to be between approximately $16.0 million and $20.0 million, of which approximately $7.4 million has been incurred through the second quarter. The actual amounts for 2024 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions including the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict and other factors, some of which are beyond our control.
As of March 30, 2024 and September 30, 2023, approximately $257.1 million and $576.9 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
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

During the three and six months ended March 30, 2024, the Company repurchased a total of approximately 754.6 thousand and 1,310.2 thousand shares of common stock under the Program at a cost of approximately $37.3 million and $64.1 million, respectively. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of March 30, 2024, our remaining stock repurchase authorization under the Program was approximately $116.9 million.
Dividends
On November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock. Dividends paid during the three and six months ended March 30, 2024 totaled $11.3 million and $22.0 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of March 30, 2024, the Company had deferred tax liabilities of $36.4 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $18.4 million, inclusive of accrued interest on uncertain tax positions of $3.4 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of March 30, 2024:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$153,529	$45,085	$108,444	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$35,080	16,808	18,272	—	—
Total	$188,609	$61,893	$126,716	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.

Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of March 30, 2024, there were no outstanding amounts under the Overdraft Facility.
As of March 30, 2024, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of March 30, 2024, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 million to $4.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $49.6 million outstanding as of March 30, 2024.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2024 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 30, 2024 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Except for the additional risk factor described below, there have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report.
The cancellation and wind down of the Project may adversely affect our business, results of operations and financial condition.
In connection with the cancellation of a project with one of its strategic customers (previously referred to as Project W) (the "Project"), on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of the Project. These wind down activities are ongoing and are expected to be substantially completed by the end of fiscal year 2024. As a result of these activities, the Company incurred certain charges during the fiscal period ended March 30, 2024 and may incur additional related charges through fiscal year 2024 and anticipates that the cancellation of the Project will result in a reduction of the Company's fiscal year 2024 revenue. The Company's estimates of the anticipated impact on its results of operations and the timing thereof are subject to a number of assumptions and actual amounts may differ materially from estimates. As we wind down the Project, we may discover other facts that could require us to incur additional expenses and/or record additional charges that may be materially different from our initial expectations about the costs of the wind down. In addition, we may not be able to complete the wind down in the expected timeframe. If actual amounts were to differ materially from our estimates, or if the wind down takes longer than expected, our results of operations and financial condition could be materially and adversely affected. Cancellations of significant orders or other similar projects by other customers in the future could also result in the incurrence by the Company of additional costs or expenses or lead to a reduction in future revenue, which could materially and adversely affect our results of operations.
As a result of the cancellation of the Project, the Company intends to refocus its development resources towards other growth-centric opportunities supporting technology changes within the thermocompression, Vertical Fan-Out, Automotive and Dispense markets over the coming quarters. The Company may experience operational difficulties as it shifts its development resources to these other opportunities, which may result in disruptions to the Company's operations. We cannot be certain that these efforts will be effective or successful, or that we will realize the anticipated benefits of the refocus. As a result, our results of operations and financial condition could be materially and adversely affected.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended March 30, 2024 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
December 31, 2023 to January 27, 2024	161	$51.32	161	$145,949
January 28, 2024 to March 2, 2024	325	$48.73	325	$130,098
March 3, 2024 to March 30, 2024	269	$49.26	269	$116,872
For the three months ended March 30, 2024	755		755
(1)On August 15, 2017, the Company’s Board of Directors authorized the Program to repurchase up to $100 million in total of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors further increased the share repurchase authorization under the Company’s existing share repurchase program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. The Company may repurchase shares of its common stock through open market and privately negotiated transactions at prices deemed appropriate by management. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, such plan as first entered into on May 7, 2022, to facilitate repurchases under the Program. The modified plan permits the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and will be funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

Item 3. – Defaults Upon Senior Securities.
None.

Item 4. – Mine Safety Disclosures
None.

Item 5. – Other Information
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. -     Exhibits

Exhibit No.	Description

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company's Amended and Restated By-Laws, dated March 13, 2024, are incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 14, 2024.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 2, 2024	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)