Form 10-Q
period 2024-06-29
KULICKE & SOFFA INDUSTRIES INC
filed 2024-08-07
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 54,509,278 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
June 29, 2024

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	June 29, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$366,917	$529,402
Short-term investments	235,000	230,000
Accounts and other receivable, net of allowance for doubtful accounts of $49 and $49, respectively	200,320	158,601
Inventories, net	175,551	217,304
Prepaid expenses and other current assets	35,300	53,751
Total current assets	1,013,088	1,189,058
Property, plant and equipment, net	64,536	110,051
Operating right-of-use assets	35,875	47,148
Goodwill	88,933	88,673
Intangible assets, net	25,744	29,357
Deferred tax assets	16,983	31,551
Equity investments	2,900	716
Other assets	9,156	3,223
TOTAL ASSETS	$1,257,215	$1,499,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	52,145	49,302
Operating lease liabilities	7,128	6,574
Income taxes payable	16,725	22,670
Accrued expenses and other current liabilities	89,979	103,005
Total current liabilities	165,977	181,551

Deferred tax liabilities	35,705	37,264
Income taxes payable	35,639	52,793
Operating lease liabilities	32,524	41,839
Other liabilities	13,832	11,769
TOTAL LIABILITIES	$283,677	$325,216

Commitments and contingent liabilities (Note 15)

Shareholders’ equity:
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 54,823 and 56,310 shares, respectively	590,915	577,727
Treasury stock, at cost, 30,541 and 29,054 shares, respectively	(838,803)	(737,214)
Retained earnings	1,241,235	1,355,810
Accumulated other comprehensive loss	(19,809)	(21,762)
TOTAL SHAREHOLDERS’ EQUITY	$973,538	$1,174,561
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,257,215	$1,499,777

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenue	$181,650	$190,917	$524,913	$540,171
Cost of sales	96,920	100,899	343,816	277,355
Gross profit	84,730	90,018	181,097	262,816
Selling, general and administrative	38,516	36,393	119,359	114,233
Research and development	37,937	36,578	112,451	107,085
Impairment charges	—	21,535	44,472	21,535
Operating expenses	76,453	94,506	276,282	242,853
Income / (loss) from operations	8,277	(4,488)	(95,185)	19,963
Interest income	8,060	8,847	26,807	23,406
Interest expense	(20)	(50)	(60)	(116)
Income / (loss) before income taxes	16,317	4,309	(68,438)	43,253
Provision for income taxes	4,053	148	12,685	9,462
Net income / (loss)	$12,264	$4,161	$(81,123)	$33,791

Net income / (loss) per share:
Basic	$0.22	$0.07	$(1.45)	$0.60
Diluted	$0.22	$0.07	$(1.45)	$0.59

Weighted average shares outstanding:
Basic	55,280	56,553	56,028	56,763
Diluted	55,724	57,519	56,028	57,684

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income / (loss)	$12,264	$4,161	$(81,123)	$33,791
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(1,168)	(2,459)	2,085	13,514
Unrecognized actuarial loss on pension plan, net of tax	(2)	(17)	(14)	(73)
	(1,170)	(2,476)	2,071	13,441

Derivatives designated as hedging instruments:
Unrealized (loss) / gain on derivative instruments, net of tax	(484)	(1,280)	(418)	2,550
Reclassification adjustment for loss / (gain) on derivative instruments recognized, net of tax	57	(518)	300	(816)
Net (decrease) / increase from derivatives designated as hedging instruments, net of tax	(427)	(1,798)	(118)	1,734

Total other comprehensive (loss) / income	(1,597)	(4,274)	1,953	15,175

Comprehensive income / (loss)	$10,667	$(113)	$(79,170)	$48,966
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	7	253	62	—	—	315
Repurchase of common stock	(556)	—	(26,840)	—	—	(26,840)
Issuance of shares for equity-based compensation	734	(7,043)	7,043	—	—	—
Equity-based compensation	—	7,542	—	—	—	7,542
Cash dividend declared	—	—	—	(11,303)	—	(11,303)
Components of comprehensive income:
Net income	—	—	—	9,293	—	9,293
Other comprehensive income	—	—	—	—	7,683	7,683
Total comprehensive income	—	—	—	9,293	7,683	16,976
Balances as of December 30, 2023	56,495	$578,479	$(756,949)	$1,353,800	$(14,079)	$1,161,251
Issuance of stock for services rendered	6	258	57	—	—	315
Repurchase of common stock	(755)	—	(37,329)	—	—	(37,329)
Issuance of shares for equity-based compensation	4	(28)	28	—	—	—
Equity-based compensation	—	5,917	—	—	—	5,917
Cash dividend declared	—	—	—	(11,164)	—	(11,164)
Components of comprehensive loss:
Net loss	—	—	—	(102,680)	—	(102,680)
Other comprehensive loss	—	—	—	—	(4,133)	(4,133)
Total comprehensive loss	—	—	—	(102,680)	(4,133)	(106,813)
Balances as of March 30, 2024	55,750	$584,626	$(794,193)	$1,239,956	$(18,212)	$1,012,177
Issuance of stock for services rendered	6	256	60	—	—	316
Repurchase of common stock	(934)	—	(43,954)	—	—	(43,954)
Excise tax on repurchase of common stock		—	(730)	—	—	(730)
Issuance of shares for equity-based compensation	1	(14)	14	—	—	—
Equity-based compensation	—	6,047	—	—	—	6,047
Cash dividend declared	—	—	—	(10,985)	—	(10,985)
Components of comprehensive income/(loss):
Net income	—	—	—	12,264	—	12,264
Other comprehensive loss	—	—	—	—	(1,597)	(1,597)
Total comprehensive income/(loss)	—	—	—	12,264	(1,597)	10,667
Balances as of June 29, 2024	54,823	$590,915	$(838,803)	$1,241,235	$(19,809)	$973,538

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	6	180	57	—	—	237
Repurchase of common stock	(1,054)	—	(45,382)	—	—	(45,382)
Issuance of shares for equity-based compensation	667	(6,412)	6,412	—	—	—
Equity-based compensation	—	6,284	—	—	—	6,284
Cash dividend declared	—	—	—	(10,794)	—	(10,794)
Components of comprehensive income
Net income	—	—	—	14,589	—	14,589
Other comprehensive income	—	—	—	—	17,645	17,645
Total comprehensive income	—	—	—	14,589	17,645	32,234
Balances as of December 31, 2022	56,747	$561,736	$(714,713)	$1,345,461	$(15,255)	$1,177,229
Issuance of stock for services rendered	5	184	53	—	—	237
Repurchase of common stock	(102)	—	(4,990)	—	—	(4,990)
Issuance of shares for equity-based compensation	3	(31)	31	—	—	—
Equity-based compensation	—	5,142	—	—	—	5,142
Cash dividend declared	—	—	—	(10,766)	—	(10,766)
Components of comprehensive income:
Net income	—	—	—	15,041	—	15,041
Other comprehensive income	—	—	—	—	1,804	1,804
Total comprehensive income	—	—	—	15,041	1,804	16,845
Balances as of April 1, 2023	56,653	$567,031	$(719,619)	$1,349,736	$(13,451)	$1,183,697
Issuance of stock for services rendered	5	194	43	—	—	237
Repurchase of common stock	(175)	—	(8,541)	—	—	(8,541)
Issuance of shares for equity-based compensation	5	(53)	53	—	—	—
Equity-based compensation	—	5,166	—	—	—	5,166
Cumulative effect of accounting changes						—
Cash dividend declared	—	—	—	(10,734)	—	(10,734)
Components of comprehensive income/(loss):
Net income	—	—	—	4,161	—	4,161
Other comprehensive loss	—	—	—	—	(4,274)	(4,274)
Total comprehensive income/(loss)	—	—	—	4,161	(4,274)	(113)
Balances as of July 1, 2023	56,488	$572,338	$(728,064)	$1,343,163	$(17,725)	$1,169,712

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	June 29, 2024	July 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(81,123)	$33,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,896	20,746
Impairment charges	44,472	21,535
Equity-based compensation	20,452	17,303
Adjustment for doubtful accounts	—	49
Adjustment for inventory valuation	68,755	2,598
Deferred taxes	13,013	(14,441)
Loss/(Gain) on disposal of property, plant and equipment	43	(539)
Unrealized fair value changes on equity investment	(346)	—
Unrealized foreign currency translation	2,044	2,610
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(42,387)	112,881
Inventories	(27,004)	(44,106)
Prepaid expenses and other current assets	18,369	17,165
Accounts payable, accrued expenses and other current liabilities	(7,839)	(35,461)
Income taxes payable	(23,097)	(37,028)
Other, net	(5,830)	(1,191)
Net cash (used in)/provided by operating activities	(582)	95,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(36,881)
Purchases of property, plant and equipment	(13,680)	(35,125)
Proceeds from sales of property, plant and equipment	—	318
Investment in private equity fund	(1,838)	(36)
Purchase of short-term investments	(470,000)	(465,000)
Maturity of short-term investments	465,000	375,000
Net cash used in investing activities	(20,518)	(161,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(417)	(447)
Repurchase of common stock/treasury stock	(108,135)	(60,608)
Common stock cash dividends paid	(33,177)	(31,303)
Net cash used in financing activities	(141,729)	(92,358)
Effect of exchange rate changes on cash and cash equivalents	344	4,439
Changes in cash and cash equivalents	(162,485)	(153,731)
Cash and cash equivalents at beginning of period	529,402	555,537
Cash and cash equivalents at end of period	$366,917	$401,806

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	$—	$8,098

CASH PAID FOR:
Interest	$60	$116
Income taxes, net of refunds	$22,533	$55,998
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
In connection with the cancellation of a project with one of its strategic customers (previously referred to as Project W), on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of Project W. The wind down charges and impairments were primarily recorded in the Advanced Solutions reportable segment during the three month period ended March 30, 2024. The wind down activities are ongoing and are expected to be substantially completed by the end of fiscal year 2024. No material cost relating to the cancellation of Project W was incurred during the three month period ended June 29, 2024.

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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 29, 2024. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended June 29, 2024, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 29, 2024 and September 30, 2023:

	As of
(in thousands)	June 29, 2024	September 30, 2023

Inventories, net:
Raw materials and supplies	$126,755	$114,827
Work in process	47,917	74,555
Finished goods	58,339	49,207
	233,011	238,589
Inventory reserves	(57,460)	(21,285)
	$175,551	$217,304
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,811	23,105
Leasehold improvements	85,239	82,927
Data processing equipment and software	39,691	37,483
Machinery, equipment, furniture and fixtures	101,562	95,692
Construction in progress	10,879	11,099
	263,364	252,488
Accumulated depreciation	(157,253)	(142,437)
Accumulated impairment (1)	(41,575)	—
	$64,536	$110,051
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$33,363	$35,701
Wages and benefits	24,831	33,096
Dividends payable	10,985	10,710
Commissions and professional fees	4,902	4,091
Accrued leasehold renovations	7,414	11,005
Other	8,484	8,402
	$89,979	$103,005
(1)Represents the impairments related to the cancellation of Project W. Refer to Note 1 for additional information.
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
During the three months ended June 29, 2024, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended June 29, 2024, the persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the changes in the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category (refer to Note 14 for further information) as of June 29, 2024 and September 30, 2023:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at September 30, 2023(1)	$18,280	$26,109	44,284	$88,673
Other	—	38	222	$260
Balance at June 29, 2024	$18,280	$26,147	44,506	$88,933
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of September 30, 2023 was $45.0 million.

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects net intangible assets as of June 29, 2024 and September 30, 2023:

		As of June 29, 2024			As of September 30, 2023
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	6.0 to 15.0	$81,551	$(59,395)	$22,156	$80,959	$(55,877)	$25,082
Customer relationships	5.0 to 8.0	$36,972	$(35,197)	$1,775	$36,764	$(34,789)	$1,975
Trade and brand name	7.0 to 8.0	$7,164	$(7,164)	$—	$7,130	$(7,130)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(4,264)	$1,354	$5,617	$(3,776)	$1,841
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
		$131,764	$(106,020)	$25,744	$130,929	$(101,572)	$29,357

The following table reflects estimated annual amortization expense related to intangible assets as of June 29, 2024:

As of
(in thousands)	June 29, 2024
Remaining fiscal 2024	$1,246
Fiscal 2025	5,041
Fiscal 2026	5,041
Fiscal 2027	4,766
Fiscal 2028	4,335
Thereafter	5,315
Total amortization expense	$25,744
NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of June 29, 2024:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$46,816	$—	$—	$46,816
Cash equivalents:
Mutual Funds (1)	204,395	—	(18)	204,377
Time deposits (2)	115,724	—	—	115,724
Total cash and cash equivalents	$366,935	$—	$(18)	$366,917
Short-term investments:
Time deposits (2)	235,000	—	—	235,000
Total short-term investments	$235,000	$—	$—	$235,000
Total cash, cash equivalents and short-term investments	$601,935	$—	$(18)	$601,917

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of all short-term investments approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 29, 2024.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2023:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$37,292	$—	$—	$37,292
Cash equivalents:
Mutual Funds (1)	202,113	—	(10)	202,103
Time deposits (2)	290,007	—	—	290,007
Total cash and cash equivalents	$529,412	$—	$(10)	$529,402
Short-term investments:
Time deposits (2)	230,000	—	—	230,000
Total short-term investments	$230,000	$—	$—	$230,000
Total cash, cash equivalents and short-term investments	$759,412	$—	$(10)	$759,402
(1)Mutual funds held by the Company include Money Market Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of all short-term investments approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended July 1, 2023.

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of June 29, 2024 and September 30, 2023:

	As of
(in thousands)	June 29, 2024	September 30, 2023
Non-marketable equity securities	$2,900	$716
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032 unless dissolved earlier or extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient has not been classified in the fair value hierarchy. As of June 29, 2024, the Company has funded $2.9 million into the affiliated investment fund and recognized a cumulative unrealized fair value gain of $22.0 thousand. The Company has recorded the amount of funded capital that has been called as an equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended June 29, 2024.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of June 29, 2024 and September 30, 2023 were as follows:

	As of
	June 29, 2024		September 30, 2023
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$51,015	$(841)	$54,590	$(723)
Total derivatives	$51,015	$(841)	$54,590	$(723)
(1)The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheets.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended June 29, 2024 and July 1, 2023 were as follows:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss) / gain recognized in OCI, net of tax(1)	$(484)	$(1,280)	$(418)	$2,550
Net (loss) / gain reclassified from accumulated OCI into income, net of tax(2)	$(57)	$518	$(300)	$816
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of June 29, 2024, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of June 29, 2024 and September 30, 2023, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease expense (1)	$2,310	$2,846	$7,725	$8,119
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the three and nine months ended June 29, 2024 and July 1, 2023.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine months ended
(in thousands)	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,867	$6,913

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	June 29, 2024	September 30, 2023
Operating leases:
Weighted-average remaining lease term (in years):	7.4	7.7
Weighted-average discount rate:	7.1%	6.7%
Future lease payments, excluding short-term leases, as of June 29, 2024, are detailed as follows:

As of
(in thousands)	June 29, 2024
Remaining fiscal 2024	$2,473
Fiscal 2025	9,468
Fiscal 2026	7,109
Fiscal 2027	5,036
Fiscal 2028	4,756
Thereafter	22,489
Total minimum lease payments	$51,331
Less: Interest	$11,679
Present value of lease obligations	$39,652
Less: Current portion	$7,128
Long-term portion of lease obligations	$32,524

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 29, 2024, the outstanding amount under this facility was $4.8 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of June 29, 2024, there were no outstanding amounts under the Overdraft Facility.

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
During the three and nine months ended June 29, 2024, the Company repurchased a total of approximately 934.3 thousand and 2,244.5 thousand shares of common stock under the Program at a cost of approximately $44.0 million and $108.1 million, respectively. The stock repurchases were recorded in the periods the repurchased shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of June 29, 2024, our remaining stock repurchase authorization under the Program was approximately $72.9 million.
Dividends
On November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock. Dividends paid during the three and nine months ended June 29, 2024 totaled $11.2 million and $33.2 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive loss reflected on the Consolidated Condensed Balance Sheets as of June 29, 2024 and September 30, 2023:

	As of
(in thousands)	June 29, 2024	September 30, 2023
Loss from foreign currency translation adjustments	$(18,093)	$(20,178)
Unrecognized actuarial loss on pension plan, net of tax	(875)	(861)
Unrealized loss on hedging	(841)	(723)
Accumulated other comprehensive loss	$(19,809)	$(21,762)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of June 29, 2024, 1.8 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended June 29, 2024 and July 1, 2023 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(shares in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Time-based RSUs	4	—	506	512
Relative TSR PSUs	1	—	232	186
Growth PSUs	—	—	49	92
Common stock	6	5	19	17
Equity-based compensation in shares	11	5	806	807

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$315	$272	$1,037	$903
Selling, general and administrative	4,300	3,800	14,083	12,398
Research and development	1,748	1,331	5,332	4,002
Total equity-based compensation expense	$6,363	$5,403	$20,452	$17,303
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Time-based RSUs	$4,327	$3,560	$13,340	$10,758
Relative TSR PSUs	1,484	1,252	4,317	3,697
Growth PSUs	237	354	1,850	2,137
Common stock	315	237	945	711
Total equity-based compensation expense	$6,363	$5,403	$20,452	$17,303

NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended June 29, 2024 and July 1, 2023, the service revenue was not material.
The Company reports revenue based on its reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 14: Segment Information, for disclosure of revenue by segment and end markets.
Contract Balances

	As of
(in thousands)	June 29, 2024	September 30, 2023	$ Change	% Change
Contract assets	$—	$10,181	$(10,181)	(100)%
Contract liabilities	$8,223	$4,797	$3,426	71.4%
Our contract assets relate to our rights to consideration for revenue with collection dependent on events other than the passage of time, such as the achievement of specified payment milestones. The contract assets will be transferred to net account receivables as our right to consideration for these contract assets become unconditional. Contracts assets are reported in the accompanying Consolidated Condensed Balance Sheets within prepaid expenses and other current assets. The change in contract assets during the nine months ended June 29, 2024 was mainly due to $10.2 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advance payments from customers, partially offset by recognition in revenue of $4.4 million that was included in contract liabilities as of September 30, 2023.

NOTE 12. (LOSS) EARNINGS PER SHARE
Basic (loss)/income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the nine months ended June 29, 2024, restricted stock were excluded due to the net loss the Company incurred during those periods.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended
(in thousands, except per share data)	June 29, 2024		July 1, 2023
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$12,264	$12,264	$4,161	$4,161
DENOMINATOR:
Weighted average shares outstanding - Basic	55,280	55,280	56,553	56,553
Dilutive effect of Equity Plans		444		966
Weighted average shares outstanding - Diluted		55,724		57,519
EPS:
Net income per share - Basic	$0.22	$0.22	$0.07	$0.07
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.22		$0.07

Anti-dilutive shares(1)		21		0

	Nine months ended
(in thousands, except per share data)	June 29, 2024		July 1, 2023
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(81,123)	$(81,123)	$33,791	$33,791
DENOMINATOR:
Weighted average shares outstanding - Basic	56,028	56,028	56,763	56,763
Dilutive effect of Equity Plans		—		921
Weighted average shares outstanding - Diluted		56,028		57,684
EPS:
Net (loss)/income per share - Basic	$(1.45)	$(1.45)	$0.60	$0.60
Effect of dilutive shares		—		(0.01)
Net (loss)/income per share - Diluted		$(1.45)		$0.59

Anti-dilutive shares(1)		445		1

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and nine months ended June 29, 2024 and July 1, 2023 as the effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Provision for income taxes	$4,053	$148	$12,685	$9,462
Effective tax rate	24.8%	3.4%	(18.5)%	21.9%
For the three and nine months ended June 29, 2024 as compared to the three and nine months ended July 1, 2023, the change in provision for income taxes was primarily due to an increase in valuation allowance recorded against certain deferred tax assets and changes in profitability. The change in effective tax rate was primarily due to an increase in valuation allowance recorded against certain deferred tax assets and the tax benefit from the one-time charge for cancellation of Project W which was recorded as a discrete the prior quarter.
For the three and nine months ended June 29, 2024, the effective tax rate is different than the U.S. federal statutory tax rate primarily due to earnings of foreign subsidiaries subject to tax at different rates than the U.S., tax incentives, tax credits, changes in valuation allowances, the impact of Global Intangible Low-Taxed Income, and the tax impact of the one-time charge for cancellation of Project W.

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
The Company has four reportable segments consisting of: (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). The four reportable segments are disclosed below:
Ball Bonding Equipment: Reflects the results of the Company from the design, development, manufacture and sale of ball bonding equipment and wafer level bonding equipment.
Wedge Bonding Equipment: Reflects the results of the Company from the design, development, manufacture and sale of wedge and wedge-related bonding equipment.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects operating information by segment for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenue:
Ball Bonding Equipment	$93,254	$76,865	$261,432	$184,049
Wedge Bonding Equipment	26,144	42,563	72,364	145,805
Advanced Solutions	20,953	23,858	46,401	58,997
APS	38,059	39,672	119,967	119,822
All Others	3,240	7,959	24,749	31,498
Net revenue	181,650	190,917	524,913	540,171
Income/(loss) from operations:
Ball Bonding Equipment	27,751	18,534	80,617	49,337
Wedge Bonding Equipment	4,149	15,974	$12,696	$53,958
Advanced Solutions	(9,785)	(2,570)	$(140,201)	$(21,160)
APS	11,443	11,510	36,275	34,778
All Others	(8,317)	(23,857)	(25,945)	(35,025)
Corporate Expenses	(16,964)	(24,079)	(58,627)	(61,925)
Income / (Loss) from operations	$8,277	$(4,488)	$(95,185)	$19,963
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
The following table reflects net revenue by end markets served for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
General Semiconductor	$89,154	$77,745	$250,239	$217,186
Automotive & Industrial	32,086	44,973	80,975	149,608
LED	7,975	17,678	19,282	32,765
Memory	14,376	10,849	54,450	20,790
APS	38,059	39,672	119,967	119,822
Total revenue	$181,650	$190,917	$524,913	$540,171

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Capital expenditures:
Ball Bonding Equipment	$172	$316	$726	$805
Wedge Bonding Equipment	495	83	630	403
Advanced Solutions	47	6,439	365	29,425
APS	157	1,251	827	4,443
All Others	412	30	839	279
Corporate Expenses	1,983	2,332	7,258	8,130
	$3,266	$10,451	$10,645	$43,485

Depreciation expense:
Ball Bonding Equipment	$363	$388	$1,010	$1,173
Wedge Bonding Equipment	228	304	764	878
Advanced Solutions	295	2,989	5,663	4,821
APS	1,332	1,517	3,957	4,742
All Others	398	416	1,164	1,017
Corporate Expenses	1,078	1,191	3,416	3,372
	$3,694	$6,805	$15,974	$16,003

Amortization expense:
Ball Bonding Equipment	$—	$—	$—	$—
Wedge Bonding Equipment	—	—	—	—
Advanced Solutions	—	—	—	—
APS	227	380	684	1,116
All Others	931	1,314	2,963	3,352
Corporate Expenses	92	92	275	275
	$1,250	$1,786	$3,922	$4,743

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects the reserve for warranty activity for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Nine months ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Reserve for warranty, beginning of period	$9,907	$10,468	$10,457	$13,443
Provision for warranty	3,787	4,007	9,856	8,989
Utilization of reserve	(3,329)	(3,908)	(9,948)	(11,865)
Reserve for warranty, end of period	$10,365	$10,567	$10,365	$10,567
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of June 29, 2024:

		Payments due by fiscal year
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Inventory purchase obligation (1)	$143,249	$3,615	$139,634	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of June 29, 2024, the Company also has an obligation to fund uncalled capital commitments of approximately $7.1 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended June 29, 2024 and July 1, 2023:

	Nine months ended
	June 29, 2024	July 1, 2023
First Technology China Ltd.(1)	*	10.0%
* Represents less than 10% of total net revenue
(1) Distributor of the Company’s products

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 29, 2024 and July 1, 2023:

	As of
	June 29, 2024	July 1, 2023
Forehope Electronic (Ningbo) Co., Ltd.	23.8%	*
Tianshui Huatian Technology Co., Ltd.	12.4%	*
Intel Corporation	10.7%	12.2%
Apple Inc.	*	10.3%
* Represents less than 10% of total accounts receivable

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development effort; our ability to identify and realize new growth opportunities; our ability to successfully execute our business; our ability to control costs; our expectations regarding our wind down activities related to Project W and the impact of the cancellation of Project W on our results of operations and financial condition; and our operational flexibility as a result of (among other factors):
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
•disruptions, breaches or failures in our information technology systems and network infrastructures;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (our “2023 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this Quarterly Report, as well as our audited financial statements included in our 2023 Annual Report.

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
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments engage in the design, development, manufacture and sale of ball bonding equipment, wafer level bonding equipment, wedge and wedge-related bonding equipment, certain advanced display, die-attach and thermocompression systems and solutions to IDMs, OSATs, foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
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
Business Environment
The semiconductor business environment is highly volatile and is driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecasted to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both IDMs and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending—the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in demand during the December quarter. This annual seasonality can be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods and telecommunication equipment. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 92.3% and 89.7% of our net revenue for the three months ended June 29, 2024 and July 1, 2023, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 54.7% and 46.8% of our net revenue for the three months ended June 29, 2024 and July 1, 2023, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 89.5% and 90.4% of our net revenue for the nine months ended June 29, 2024 and July 1, 2023, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 49.9% and 37.6% of our net revenue for the nine months ended June 29, 2024 and July 1, 2023, respectively, were for shipments to customers headquartered in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of June 29, 2024, our total cash, cash equivalents and short-term investments were $601.9 million, a $157.5 million decrease from the prior fiscal year end. We believe our cash position allows us to continue investing in product development, pursuing non-organic opportunities and returning capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.

Key Events in Fiscal 2024 to Date
Cancellation of Project W
Previously referred to as Project W, the Company has been engaged with one of its strategic customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"). In connection with the Customer's strategic review of its business, the Customer informed the Company that it cancelled the Project. In connection with the foregoing, on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of the Project. The wind down activities are ongoing and are expected to be substantially completed by the end of fiscal year 2024. The Company anticipates that the cancellation of the Project will reduce its fiscal year 2024 revenue by approximately $15 million. As a result of the cancellation of the Project, the Company also incurred certain charges during the fiscal period ended March 30, 2024 and expects to incur additional related charges through fiscal year 2024. No material cost relating to the restructuring and cancellation of the Project was incurred during the three month period ended June 29, 2024.
Macroeconomic Headwinds
Supply chain disruptions and global shortages in electronic components are generally abating in many jurisdictions. However, the cost of logistics remains high as a result of macroeconomic conditions, and labor shortages persist across layers of the supply chain. Additionally, management is continuing to monitor the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict, especially regarding the availability and cost of raw materials that are produced in Middle East and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary and logistical costs resulting either directly or indirectly from the tensions in the Middle East and between Ukraine and Russia, as well as Houthi rebel attacks on marine vessels in the Red Sea, which have contributed to rising ocean freight rates.
The ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict have had no material impact on our financial condition and operating results in fiscal 2024 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing Israel-Hamas war and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of this Quarterly Report. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
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
Due to general inflationary pressures, declining consumer sentiment, and an economic downturn caused, directly or indirectly, by various macroeconomic factors, the sector is seeing short-term volatility and disruption. However, we believe that the semiconductor industry macroeconomics have not changed and we anticipate that the industry’s long-term growth projections will normalize.
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2023 Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income/(loss) from operations for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net revenue	$181,650	$190,917	$(9,267)	(4.9)%
Cost of sales	96,920	100,899	(3,979)	(3.9)%
Gross profit	84,730	90,018	(5,288)	(5.9)%
Selling, general and administrative	38,516	36,393	2,123	5.8%
Research and development	37,937	36,578	1,359	3.7%
Impairment charges	—	21,535	(21,535)	(100.0)%
Operating expenses	76,453	94,506	(18,053)	(19.1)%
Income / (loss) from operations	$8,277	$(4,488)	$12,765	284.4%

	Nine months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net revenue	$524,913	$540,171	$(15,258)	(2.8)%
Cost of sales	343,816	277,355	66,461	24.0%
Gross profit	181,097	262,816	(81,719)	(31.1)%
Selling, general and administrative	119,359	114,233	5,126	4.5%
Research and development	112,451	107,085	5,366	5.0%
Impairment charges	44,472	21,535	22,937	106.5%
Operating expenses	276,282	242,853	33,429	13.8%
(Loss) / income from operations	$(95,185)	$19,963	$(115,148)	(576.8)%
Net Revenue
Our net revenue for the three and nine months ended June 29, 2024 decreased as compared to our net revenue for the three and nine months ended July 1, 2023. The decrease in net revenue is primarily due to lower volume in Wedge Bonding Equipment, Advanced Solutions, APS and All Others and partially offset by the higher volume in Ball Bonding Equipment, as further outlined in the following tables presented immediately below.
The following tables reflect net revenue for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended
(dollar amounts in thousands)	June 29, 2024		July 1, 2023		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$93,254	51.3%	$76,865	40.3%	$16,389	21.3%
Wedge Bonding Equipment	26,144	14.4%	42,563	22.3%	$(16,419)	(38.6)%
Advanced Solutions	20,953	11.5%	23,858	12.5%	$(2,905)	(12.2)%
APS	38,059	21.0%	39,672	20.8%	(1,613)	(4.1)%
All Others	3,240	1.8%	7,959	4.1%	(4,719)	(59.3)%
Total net revenue	$181,650	100.0%	$190,917	100.0%	$(9,267)	(4.9)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2024		July 1, 2023		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$261,432	49.8%	$184,049	34.1%	$77,383	42.0%
Wedge Bonding Equipment	72,364	13.8%	145,805	27.0%	$(73,441)	(50.4)%
Advanced Solutions	46,401	8.8%	58,997	10.9%	$(12,596)	(21.4)%
APS	119,967	22.9%	119,822	22.2%	$145	0.1%
All Others	24,749	4.7%	31,498	5.8%	$(6,749)	(21.4)%
Total net revenue	$524,913	100.0%	$540,171	100.0%	$(15,258)	(2.8)%

Ball Bonding Equipment
For the three and nine months ended June 29, 2024, the increase in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volumes of customer purchases related to technology transitions and improving market conditions in general semiconductor and memory end markets. This has resulted in the reduction in semiconductor supply chain inventory levels and improved factory utilization levels.
Wedge Bonding Equipment
For the three and nine months ended June 29, 2024, the decrease in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases primarily in the general semiconductor market due to the lower power discrete devices demand, as well as in the automotive and renewable energy market.
Advanced Solutions
For the three and nine months ended June 29, 2024, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to lower volume as a result of changes in product mix and timing of revenue recognition for certain customer contracts.
APS
For the three months ended June 29, 2024, the decrease in APS net revenue as compared to the prior year period was due to lower volume of customer purchases primarily in bonding tools.
All Others
For the three months ended June 29, 2024, the decrease in All Others net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in the general semiconductor market.
For the nine months ended June 29, 2024, the decrease in All Others net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in the general semiconductor market and mini LED transfer solutions from softness in the advanced display market.

Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended		Basis Point
	June 29, 2024	July 1, 2023	Change
Ball Bonding Equipment	46.3%	40.5%	580
Wedge Bonding Equipment	44.3%	54.8%	(1,050)
Advanced Solutions	42.7%	47.1%	(440)
APS	54.5%	54.3%	20
All Others	9.5%	34.4%	(2,490)
Total gross profit margin	46.6%	47.2%	(60)

	Nine months ended		Basis Point
	June 29, 2024	July 1, 2023	Change
Ball Bonding Equipment	47.0%	46.6%	40
Wedge Bonding Equipment	48.5%	51.6%	(310)
Advanced Solutions	(97.8)%	37.5%	(13,530)
APS	55.3%	55.7%	(40)
All Others	8.5%	40.8%	(3,230)
Total gross profit margin	34.5%	48.7%	(1,420)
Ball Bonding Equipment
For the three and nine months ended June 29, 2024, the increase in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a favorable product mix, including higher sales of higher margin products.
Wedge Bonding Equipment
For the three and nine months ended June 29, 2024, the decrease in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For the three months ended June 29, 2024, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily driven by less favorable product mix, including lower sales of higher margin products.
For the nine months ended June 29, 2024, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily driven by the inventory write-down charges we incurred as a result of the cancellation of Project W and less favorable product mix, including lower sales of lower margin products.
All others
For the three months ended June 29, 2024, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by less favorable product mix, including lower sales of higher margin products.
For the nine months ended June 29, 2024, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by the provision of excess and obsolete materials and less favorable product mix, including lower sales of higher margin products.

Operating Expenses
The following tables reflect operating expenses for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Selling, general & administrative	$38,516	$36,393	$2,123	5.8%
Research & development	37,937	36,578	1,359	3.7%
Impairment charges	—	21,535	(21,535)	(100.0)%
Total	$76,453	$94,506	$(18,053)	(19.1)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Selling, general & administrative	$119,359	$114,233	$5,126	4.5%
Research & development	112,451	107,085	5,366	5.0%
Impairment charges	44,472	21,535	22,937	106.5%
Total	$276,282	$242,853	$33,429	13.8%
Selling, General and Administrative (“SG&A”)
For the three months ended June 29, 2024, the higher SG&A expenses as compared to the prior year period were primarily due to a $1.1 million increase in sales representative commissions, a $0.8 million increase in miscellaneous expenses and a $0.4 million increase in professional services.
For the nine months ended June 29, 2024, the higher SG&A expenses as compared to the prior year period were primarily due to a $3.3 million increase in staff cost, a $3.1 million increase in miscellaneous expenses, a $2.6 million increase in sales representative commissions, a $1.9 million increase in restructuring costs and a $0.7 million increase in professional services. This was partially offset by $6.3 million net favorable variance in foreign exchange.
Research and Development (“R&D”)
For the three months ended June 29, 2024, the higher R&D expenses as compared to the prior year period were primarily due to an increase in staff cost related to an increase in headcount.
For the nine months ended June 29, 2024, the higher R&D expenses as compared to the prior year period were primarily due to a $5.7 million increase in staff cost related to an increase in headcount and equity compensation and a $4.2 million increase in prototype materials. This was partially offset by a $5.3 million decrease in professional services.
Impairment charges
For the three months ended June 29, 2024, there were no impairment charges, as compared to the three months ended July 1, 2023. The impairment charges in the prior year period were due to a non-cash impairment charge of $21.5 million related to goodwill and intangible assets in the lithography reporting unit (part of our All Others segment), as well as on the investment in non-marketable equity security.
For the nine months ended June 29, 2024, the higher impairment charges as compared to the prior year period were due to a non-cash impairment charge of $44.5 million on long-lived assets related to the cancellation of Project W. The impairment charge in the prior year period relates to a non-cash impairment charge of $21.5 million related to goodwill and intangible assets in the lithography reporting unit, as well as on the investment in the non-marketable equity security.

Income/(Loss) from Operations
The following tables reflect income/(loss) from operations by reportable segments for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Ball Bonding Equipment	$27,751	$18,534	$9,217	49.7%
Wedge Bonding Equipment	4,149	15,974	(11,825)	(74.0)%
Advanced Solutions	(9,785)	(2,570)	(7,215)	(280.7)%
APS	11,443	11,510	(67)	(0.6)%
All Others	(8,317)	(23,857)	15,540	65.1%
Corporate Expenses	(16,964)	(24,079)	7,115	29.5%
Total income / (loss) from operations	$8,277	$(4,488)	$12,765	284.4%

	Nine months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Ball Bonding Equipment	$80,617	$49,337	$31,280	63.4%
Wedge Bonding Equipment	12,696	53,958	(41,262)	(76.5)%
Advanced Solutions	(140,201)	(21,160)	(119,041)	(562.6)%
APS	36,275	34,778	1,497	4.3%
All Others	(25,945)	(35,025)	9,080	25.9%
Corporate Expenses	(58,627)	(61,925)	3,298	5.3%
Total (loss) / income from operations	$(95,185)	$19,963	$(115,148)	(576.8)%

Ball Bonding Equipment
For the three and nine months ended June 29, 2024, the higher Ball Bonding Equipment income from operations as compared to the prior year period was primarily due to the increase in revenue, gross margin and changes in operating expenses as explained under “Net Revenue”, "Gross Profit" and “Operating Expenses” above.
Wedge Bonding Equipment
For the three and nine months ended June 29, 2024, the lower Wedge Bonding Equipment income from operations as compared to the prior year period was primarily due to the decrease in revenue, gross margin and changes in operating expenses as explained under “Net Revenue”, "Gross Profit" and “Operating Expenses” above.
Advanced Solutions
For the three and nine months ended June 29, 2024, the higher Advanced Solutions loss from operations as compared to the prior year period was primarily due to the decrease in revenue, inventory write-down and impairment charges as explained under “Net Revenue”, “Gross Profit” and “Operating Expenses” above.
All Others
For the three and nine months ended June 29, 2024, the lower All Others loss from operations as compared to the prior year period was primarily due to the changes in operating expenses as explained under “Operating Expenses” above.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Interest income	$8,060	$8,847	$(787)	(8.9)%
Interest expense	$(20)	$(50)	$30	60.0%

	Nine months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Interest income	$26,807	$23,406	$3,401	14.5%
Interest expense	$(60)	$(116)	$56	48.3%

Interest income
For the three months ended June 29, 2024, interest income decreased as compared to the prior year period primarily due to a lower average balances of cash, cash equivalents and short-term investments.
For the nine months ended June 29, 2024, interest income increased as compared to the prior year period primarily due to a higher weighted average interest rate on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 29, 2024 and July 1, 2023:

	Three months ended			Nine months ended
(dollar amounts in thousands)	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Provision for income taxes	$4,053	$148	$3,905	$12,685	$9,462	$3,223
Effective tax rate	24.8%	3.4%	21.4%	(18.5)%	21.9%	(40.4)%
For the three and nine months ended June 29, 2024 as compared to the three and nine months ended July 1, 2023, the change in provision for income taxes was primarily due to an increase in valuation allowance recorded against certain deferred tax assets and changes in profitability. The change in effective tax rate was primarily due to an increase in valuation allowance recorded against certain deferred tax assets and the tax benefit from the one-time charge for cancellation of Project W which was recorded as a discrete in the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of June 29, 2024 and September 30, 2023:

	As of
(dollar amounts in thousands)	June 29, 2024	September 30, 2023	$ Change
Cash and cash equivalents	$366,917	$529,402	$(162,485)
Short-term investments	235,000	230,000	5,000
Total cash, cash equivalents, and short-term investments	$601,917	$759,402	$(157,485)
Percentage of total assets	47.9%	50.6%

The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the nine months ended June 29, 2024 and July 1, 2023:

	Nine months ended
(in thousands)	June 29, 2024	July 1, 2023
Net cash (used in)/provided by operating activities	$(582)	$95,912
Net cash used in investing activities	(20,518)	(161,724)
Net cash used in financing activities	(141,729)	(92,358)
Effect of exchange rate changes on cash and cash equivalents	344	4,439
Changes in cash and cash equivalents	$(162,485)	$(153,731)
Cash and cash equivalents, beginning of period	529,402	555,537
Cash and cash equivalents, end of period	$366,917	$401,806
Nine months ended June 29, 2024
The increase in net cash used in operating activities was primarily due to a net loss of $81.1 million and a net unfavourable change in operating assets and liabilities of $87.8 million, partially offset by non-cash adjustments to net income of $168.3 million. The non-cash adjustments were primarily due to impairment charges of $44.5 million and inventory write-down of $57.3 million as a result of the cancellation of the Project. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $42.4 million, an increase in inventories of $27.0 million after excluding the impact of the inventory write-down as shown above, a decrease in income tax payable of $23.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $7.8 million. This was partially offset by a decrease in prepaid expenses and other current assets of $18.4 million.
The increase in accounts and other receivable in the nine months ended June 29, 2024 was mainly due to the timing of payments due. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable was primarily due to lower profitability. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to the payment of back loaded purchases and lower accrued employee compensation. The decrease in prepaid expenses was mainly due the transfer of contract assets to net account receivables.
Net cash used in investing activities was due to net purchase of short-term investments of $5.0 million, capital expenditures of $13.7 million and investment in a private equity fund of $1.8 million.
Net cash used in financing activities was primarily due to common stock repurchases of $108.1 million and dividend payments of $33.2 million.
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

Fiscal 2024 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2024 capital expenditures to be between approximately $16.0 million and $20.0 million, of which approximately $10.6 million has been incurred through the third quarter. The actual amounts for 2024 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions and other factors, some of which are beyond our control.
As of June 29, 2024 and September 30, 2023, approximately $282.5 million and $576.9 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
The Company’s operations and capital requirements are anticipated to be funded primarily by cash on hand, cash generated from operating activities, and cash from our existing Facility Agreements (as defined below). We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future, including repayment of outstanding balances under the Facility Agreements, as well as payment of dividends, share repurchases and income taxes.
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

During the three and nine months ended June 29, 2024, the Company repurchased a total of approximately 934.3 thousand and 2,244.5 thousand shares of common stock under the Program at a cost of approximately $44.0 million and $108.1 million, respectively. The stock repurchases were recorded in the periods in which the shares were delivered and accounted for as treasury stock in the Company’s Consolidated Condensed Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital.
If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of June 29, 2024, our remaining stock repurchase authorization under the Program was approximately $72.9 million.
Dividends
On November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock. Dividends paid during the three and nine months ended June 29, 2024 totaled $11.2 million and $33.2 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of June 29, 2024, the Company had deferred tax liabilities of $35.7 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $17.4 million, inclusive of accrued interest on uncertain tax positions of $3.7 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of June 29, 2024:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$143,249	$3,615	$139,634	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$35,080	16,808	18,272	—	—
Total	$178,329	$20,423	$157,906	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.

Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of June 29, 2024, there were no outstanding amounts under the Overdraft Facility.
As of June 29, 2024, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of June 29, 2024, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 million to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $51.0 million outstanding as of June 29, 2024.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 29, 2024 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Except for the additional risk factors described below, there have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report.
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
We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse, to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. For example, in May 2024, the Company detected unauthorized access attempts into its network and servers and determined that the threat actor accessed and acquired some of its data, including source code, engineering information, business partner data and personally identifiable information. While these attempts did not have a material impact on the Company, future attempts or breaches might. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, depending on its nature and scope, cybersecurity incidents could result in business disruption; misappropriation, corruption or loss of confidential information and critical data (of the Company or that belonging to its third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended June 29, 2024 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
March 31, 2024 to April 27, 2024	293	$47.64	293	$102,913
April 28, 2024 to June 1, 2024	355	$47.13	355	$86,189
June 2, 2024 to June 29, 2024	286	$46.31	286	$72,918
For the three months ended June 29, 2024	934		934
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

Item 3. – Defaults Upon Senior Securities.
None.

Item 4. – Mine Safety Disclosures
None.

Item 5. – Other Information
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 29, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 7, 2024	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)