Form 10-K
period 2024-09-28
KULICKE & SOFFA INDUSTRIES INC
filed 2024-11-14
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,808.4 million based on the closing sale price as reported on The Nasdaq Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 11, 2024, there were 53,871,256 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

KULICKE AND SOFFA INDUSTRIES, INC.
 2024 Annual Report on Form 10-K
September 28, 2024

Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K for the fiscal year ended September 28, 2024 (the “Annual Report” or “Form 10-K”), including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities; our ability to successfully execute our business; our ability to control costs; our expectations regarding our wind down activities related to Project W and the impact of the cancellation of Project W on our results of operations and financial condition; and our operational flexibility as a result of (among other factors):
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the ongoing tensions in the Middle East, the prolonged Ukraine/Russia conflict, geopolitical tensions and other macroeconomic factors;
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
•projected demand for our products and services; and
•unexpected delays and difficulties in executing against our environmental, climate, diversity and inclusion goals or such other environmental, social and governance (“ESG”) targets and commitments.
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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with our audited financial statements included in this Annual Report.
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
Our goal is to be the technology leader and the most competitive supplier in terms of performance, cost and quality in each of our major product lines. Accordingly, we invest in research and engineering projects intended to expand our market access and enhance our leadership position in semiconductor, electronics and display assembly. We also remain focused on enhancing our value to customers through higher productivity systems, more autonomous capabilities and continuous improvement and optimization of our operational costs. Delivering new levels of value to our customers is a critically important goal.
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
Our year end for fiscal 2024, 2023 and 2022 was September 28, 2024, September 30, 2023, and October 1, 2022, respectively.

Key Events in Fiscal 2024
Cancellation of Project W
The Company was engaged by one of its customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"), which project was previously referred to as Project W. In connection with the Customer's strategic review of its business, the Customer informed the Company that it cancelled the Project. In connection with the foregoing, on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of the Project. As of September 28, 2024, the wind down activities have been substantially completed. The cancellation of the Project resulted in the reduction of the Company's fiscal 2024 revenue by approximately $15 million. The Company also incurred certain charges during the year ended September 28, 2024 and expects to incur an immaterial amount of additional related charges in fiscal year 2025. For additional information, please see "Part II, Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 17: Restructuring and Cancellation of Project".

Macroeconomic Headwinds
The cost of logistics remains high as a result of macroeconomic conditions, inflation and labor shortages across layers of the supply chain. The Company’s management continues to monitor the economy for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary and logistical costs resulting either directly or indirectly from the tensions in the Middle East and between Ukraine and Russia.
The ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict did not have a material impact on our financial condition and operating results in fiscal 2024. We believe that our existing cash, cash equivalents, short-term investments, existing facility agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of this Annual Report. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand and supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
During fiscal years 2021 and 2022, semiconductor suppliers rapidly increased production output in response to increases in end-consumer demand. Concerns surrounding supply availability have spurred defensive inventory purchases, which led to a heightened demand for our products.
The current macroeconomic conditions and declining consumer sentiment during fiscal years 2023 and 2024 have persisted, which continues to exacerbate inventory buildup in the semiconductor industry. Many of our customers who accumulated our products in the past three years continue to reduce their order rates as a result of inventory adjustment.
Due to general inflationary pressures, declining consumer sentiment, and an economic downturn caused, directly or indirectly, by various macroeconomic factors, including the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, the sector continues to experience volatility and disruption. However, we believe that the long-term semiconductor industry macroeconomics have not changed and we anticipate that the industry’s growth projections will normalize.
For other information, please see “Part I, Item 1A — Risk Factors”.
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program (the “Program”) to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, dated as of May 7, 2022, to facilitate repurchases under the Program. The modification provided for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended September 28, 2024, the Company repurchased a total of approximately 3,221.0 thousand shares of common stock at an aggregate cost of approximately $151.0 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of September 28, 2024, our remaining stock repurchase authorization under the Program was approximately $30.3 million.

Dividends
On August 26, 2024, May 16, 2024, March 14, 2024 and November 15, 2023, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock, resulting in an aggregate dividend of $0.80 per share of common stock for the fiscal year ended September 28, 2024. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Business Environment
The semiconductor business environment is highly volatile and is driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecasted to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both IDMs and OSATs, periodically invest aggressively in the latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 90.6% and 91.2% of our net revenue for fiscal 2024 and 2023, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.3% and 38.6% of our net revenue for fiscal 2024 and 2023, respectively, was for shipments to customers headquartered in China.
While our customers have generally been impacted by the current global macroeconomic conditions, those with operations in China, an important manufacturing and supply chain hub, have witnessed a faster decline in demand and, accordingly, a faster decline in product shipments, compared to the rest of the world. The shipments to customers headquartered in China are subject to heightened risks and uncertainties related to the respective trade and export control policies of the governments of China and the U.S. Furthermore, there remains a potential risk of conflict and instability in the relationship between Taiwan and China that could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in Taiwan and China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of September 28, 2024, our total cash, cash equivalents and short-term investments were $577.1 million, a $182.3 million decrease from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Part II, Item 7. – Management Discussion and Analysis of Financial Condition - Liquidity and Capital Resources” for more information.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of ball bonders. Building on the success of RAPID, which is the first product in the smart bonder series to address the Industry 4.0 requirements, our RAPID Pro introduces additional functionality including the latest response-based processes. The RAPID series continues to excel in providing real-time process and performance monitoring, real-time equipment health monitoring, advanced data analytics and traceability, predictive maintenance monitoring and analysis, and detection and enhanced post-bond inspection.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions to address opportunities in memory assembly with our RAPID MEM, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it will increase synergies between our various product engineering groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Our Asterion hybrid wedge bonder has demonstrated the capability to provide and enable an expanded bond area, laser bonding, new robust pattern recognition capabilities and extremely tight process controls. Another example of our developing equipment for high-growth niche markets is our AT Premier PLUS. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, of the smartphones available today in the market. We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with high throughput and accuracy. This forms the foundation for our advanced packaging equipment development. With the launch of our APAMATM, APAMA PlusTM and APTURATM, we are also developing and manufacturing advanced packaging solutions for the emerging 2.5-dimensional integrated circuit (“2.5D IC”) and 3-dimensional integrated circuit (“3D IC”) markets. By reducing the interconnect dimensions, 2.5D ICs and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are earlier adopters of this new packaging technology. Chiplets are emerging as an alternative methodology for developing advanced system-level designs. Chiplets of various functions and typically fabricated in different process nodes are mixed-and-matched and assembled in a package with the goal of speeding up time-to-market and reducing cost. This methodology of developing advanced system-level designs is increasing the complexity of packages. Our leadership in system-in-package (“SiP”), multi-chip module (“MCM”) and heterogeneous integration are well positioned to address the requirements of this emerging and growing trend.
The APTURATM is a highly capable thermo-compression bonding system which supports ultra-fine-pitch fluxless direct-copper thermo-compression as well as the CuFirstTM hybrid bonding process. Both fluxless thermo-compression ("FTC") as well as CuFirstTM are well positioned to enable growth of chiplet-based advanced packages.
We continue to expand technology partnerships with key customers and through engagements with institutions and consortiums, including the UCLA Center for Heterogeneous Integration and Performance Scaling (“CHIPS”), Penn State Center for Heterogeneous Integration of Micro Electronic Systems (“CHIMES”), and the “US-Joint” semiconductor consortium led by Resonac Holdings Corporation.
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
With the launch of LUMINEXTM, our high-speed die placement as well as mass die transfer are now available to support various applications in the integrated circuit and advanced display value chain. In LUMINEXTM, we believe we remain well positioned to provide mini-LED and direct-emissive displays for high volume adoption. We remain focused on driving innovation and delivering new solutions that directly address the next set of semiconductor assembly challenges assembling the next-generation of electronic devices.
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
Customers
Our major customers include IDMs, OSATs, foundry service providers, and other electronic manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, and operating expense budgets, and overall industry trends. There was no customer with sales representing more than 10% of our net revenue in fiscal 2024. For additional information regarding our concentrations and customers, please see “Part II, Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 16: Commitments, Contingencies and Concentrations”.

Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales support and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, and end-user application. In all cases, our goal is to position our sales support and customer support resources near our customers’ facilities so as to provide support for customers in their own language and consistent with local customs. Our sales support and customer support resources are located primarily in Singapore, Israel, Taiwan, China, Korea, Malaysia, the Philippines, Vietnam, Japan, Thailand, India, the U.S., Germany, Mexico, Switzerland and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Switzerland, Israel, the U.S. and the Netherlands.
By establishing relationships with semiconductor manufacturers, OSATs, and vertically integrated manufacturers of electronic systems, we gain insight into our customers' future semiconductor packaging strategies. In addition, we also send our products and equipment to customers and potential customers for trial and evaluation. These insights assist us in our efforts to develop products and processes that address our customers' future assembly requirements.
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
The following table reflects our backlog as of September 28, 2024 and September 30, 2023:

	As of
(in thousands)	September 28, 2024	September 30, 2023
Backlog	$148,585	$423,824
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
Our ball bonder, wedge bonder, AT Premier, APAMATM, APAMA PlusTM, APTURATM and KatalystTM bonder manufacturing and assembly is done at our facility in Singapore. Our Hybrid and Electronic Assembly solutions manufacturing and assembly is done at our facility in the Netherlands. Our advanced dispensing manufacturing and assembly is done at our facility in Taiwan. We have ISO 9001, ISO 14001 and ISO 45001 certifications for our equipment manufacturing facilities in Singapore and in the Netherlands.
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in China. The capillaries are produced at our facilities in China and Israel. We both produce and outsource the production of our bonding wedges. Our China and Israel facilities are ISO 9001, ISO 14001 and ISO 45001 certified.

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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors are ASM Pacific Technology, Hesse GmbH, Han's Laser Technology Co., Ltd., BE Semiconductor Industries N.V., Hanwha Precision Machinery Co., Ltd., Panasonic Holdings Corporation, Yamaha Robotics Holdings Co. Ltd., and Nordson Corporation.
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant consumables competitors are PECO Co., Ltd., Disco Corporation, Small Precision Tools Co., Ltd. and Chaozhou Three-Circle (Group) Co., Ltd.
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
In fiscal 2023, we performed an independent, limited external assurance of our direct (Scope 1) and purchased energy indirect (Scope 2) greenhouse gas emissions data under the operational control boundary of eight of our global operational sites.
For more information on our ESG efforts, please refer to our Sustainability Report 2023, which can be found on our website at https://www.kns.com/ESG. This website reference is provided for convenience only and the content on the referenced website is expressly not incorporated by reference into this Annual Report on Form 10-K.
Human Capital
Our Employees
Our talented employees are critical to our ability to achieve the Company’s vision to be the leading technology and service provider of innovative interconnect solutions enabling a smart future. As of September 28, 2024, we had 2,681 full-time employees and 65 temporary workers worldwide.
Diversity & Inclusion
We are committed to providing a diverse and collaborative environment that is rich in opportunities and which enables our employees to grow both professionally and personally in their careers within the Company. We are also committed to treating employees with dignity and respect. Diversity is important to the Company and we believe that the combined knowledge and diverse views that our employees contribute across our global locations strengthens our competitive edge. We value different backgrounds, celebrate unique perspectives, and believe that diversity and inclusion are essential to creating an environment where we can achieve our best innovation, which is essential to the success of the Company. In fiscal 2022, the Company incorporated its Diversity & Inclusion (“D&I”) program into its ESG structure.
The vision of the D&I program is to enrich the experience of all Company employees, irrespective of their seniority or role. It aims to foster an environment that acknowledges and celebrates their contributions and achievements in a unified and supportive setting. The Company implemented a learning and development series titled “Inclusive Leader Mindset Change Training”. This program was designed to equip all people managers with valuable perspectives and tools to cultivate inclusive leadership.

Safe Workplace
We endeavor to provide a safe and healthy workplace for all our employees. The health and safety of our employees is of paramount importance to the Company, and forms an integral part of our organizational culture. The Executive Safety Committee (the “Safety Committee”), that was established in fiscal 2022, provides overall leadership and policy in discharging the Company’s safety responsibilities while promoting a culture of safety within the Company. The Safety Committee, together with key site and operations leadership responsible for the Company’s workplace safety and health, works together to establish and communicate a vision for the Company’s workplace safety. Each of our key manufacturing and R&D sites have also established its Environment, Health and Safety (“EHS”) practices, objectives and performance targets, which are overseen by an EHS Committee, led by an EHS Manager or a Safety Representative from each key operations function. To ensure that all employees are familiar with our safety standards and actions, we conduct regular health and safety-related trainings including an online-based Corporate Safety Training module, as well as hands-on emergency preparedness training comprising periodic fire drill evacuations, first-aid, fire-fighting and hazardous chemical spillage response drills. This training is included in our new hire on-boarding programs with employee-wide refresher trainings conducted every two years.
As and when required, including as a response to a potential global health crisis, our Company will implement site specific business continuity and risk mitigation plans to help maintain the health and safety of our employees.
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
Employee Development
We believe in investing in our employees’ professional growth by encouraging them to continually develop their functional and leadership skills and to gain different experiences across the Company as they progress along their career paths and grow within our organization. Our Learning and Development Framework which is based on identified professional and management competencies and the Company’s core values, is tailored to specific target groups such as new hires, professional and support staff levels, manager levels as well as identified key talents from our succession planning process. These development programs are also based on the 70/20/10 learning and development model under which individuals obtain 70% of their knowledge through experiential learning, 20% through social learning and 10% from formal educational events. We encourage our employees to not only participate actively in technical and soft skill training programs, but also to learn through peer coaching and mentoring, and to develop professionally through various stretch assignments and projects. In fiscal 2024, we continued with our global leadership development programs aimed at accelerating the development of our high potential mid-career professionals and managers to prepare them to assume broader leadership roles.
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
Flexible work arrangements, which had been critical to our success throughout the COVID-19 pandemic, has now become part of our culture. We have provided tools and infrastructure to enable employees the choice and flexibility of a range of flexible work arrangement options that best meet their needs while allowing them to continue to fulfill the Company’s business objectives.
Open Door Policy
We maintain an open-door policy through our grievance and whistleblowing procedures and provide multiple avenues for employees to voice their concerns and raise suggestions. Employees may report any grievances to their immediate supervisor, local HR representatives or the Global Vice President of HR. Employees may also confidentially and anonymously raise any concerns of legal violation, violation of the Company’s codes and policies, improper or unethical business practices, or concealment of any wrong-doing through the whistleblower hotline, whistleblower website or the Company's General Counsel. We take every raised complaint seriously and prohibit any form of retaliation against any employee for lodging a complaint in good faith.

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
International political instability, geopolitical tensions, terrorist acts and acts of war may adversely affect our business, financial condition or results of operations.
The threat of terrorism or acts of war, risks and rumors of war, escalation and civil disturbances, including the prolonged tensions in the Middle East and the Ukraine/ Russia conflict, increases the uncertainty in our markets and could adversely affect our business. On October 7, 2023, an escalated armed conflict between Israel and the Hamas terrorist organization commenced, leading to a series of extended hostilities along Israel’s border with the Gaza Strip. Additionally, since October 8, 2023, the Iran-backed Hezbollah militant group has increased its hostilities against Israel over its northern region, including Haifa. The situation in Northern Israel and Southern Lebanon remains highly tense and volatile.
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
We have approximately 70 employees in Israel. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt supply chains, transport networks, telecommunications and financial systems, and other critical infrastructure necessary to conduct business in Israel. In late September 2024, missiles fired by the Iran-backed Hezbollah militant group were seen being intercepted by Israeli air defense system over the city of Haifa. As the intensity of the war has been rapidly evolving, including the potential for heightened geopolitical tensions in the Middle East, we continue to receive and review reports concerning our operations and business partners and remain vigilant.
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
•shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including public health emergencies and associated containment measures, war or geopolitical tensions (such as the prolonged tensions in the Middle East and the Ukraine/Russia conflict), significant natural disasters (including as a result of climate change) or significant price changes (including as a result of inflationary pressures);
•delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;
•loss of suppliers as a result of consolidation of suppliers in the industry; and
•loss of suppliers because of their bankruptcy or insolvency.
If any of these risks were to materialize, we might be unable to deliver our products to our customers on time and at expected cost, or at all. While we observed some easing of the industry-wide supply constraints in fiscal 2024, we expect some constraints to continue from time to time and the duration of such constraints or their long-term impact on our business cannot be predicted at this time.
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
•severance, restructuring, and other costs of relocating our manufacturing or warehouse facilities;
•inventory write-offs due to obsolescence, project cancellations or other causes; and
•an increase in the cost of labor or materials.

Because our net revenue and operating results are volatile and difficult to predict, we believe consecutive period-to-period or year-over-year comparisons of our operating results may not be a good indication of our future performance.
Competitive Risks
Our average selling prices usually decline over time and may continue to do so.
Typically, our average selling prices have declined over time due to continuous price pressure from our customers, our competitors and general cost reductions within our industry’s supply chains. The Chinese government’s initiatives around self-sustainability are propelling China to expand its domestic manufacturing capacity. With considerable incentives from the Chinese government, manufacturers based in China are able to lower selling prices, thereby increasing overall competition. This has resulted in a lowering of our average selling prices in China. We seek to offset this decline by continually reducing our cost structure by consolidating operations in lower cost areas, reducing other operating costs, by pursuing product strategies focused on product performance and customer service, and developing new products for which we are able to charge higher prices. These efforts may not enable us to fully offset price declines, and if they do not, our financial condition and operating results may be materially and adversely affected.
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
The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment industry, significant competitive factors include price, speed/throughput, production yield, process control, footprint, delivery time, innovation, quality and customer support. In the semiconductor packaging materials industry, significant competitive factors include price, delivery and quality.
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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Over 90% of our net revenue is derived from shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.3% and 38.6% of our net revenue for fiscal 2024 and 2023, respectively, was derived from shipments to customers headquartered in China.
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
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We currently manufacture our ball, wedge, APAMATM and APTURATM bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China, our capillaries in Israel and China, and our advanced dispensing equipment in Taiwan. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, particularly Asia/Pacific region, such as:
•stringent and frequently changing trade compliance regulations;
•less protective foreign intellectual property laws, and the enforcement of patent and other intellectual property rights;
•longer payment cycles in foreign markets and potential default risks;
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
•episodic events outside our control such as, for example, outbreaks of coronaviruses, influenza, monkeypox or other illnesses;

•natural disasters such as earthquakes, fires or floods, including as a result of climate change;
•war, risks and rumors of war and civil disturbances, including the prolonged tensions in the Middle East and the Ukraine/Russia conflict, or other events that may limit or disrupt manufacturing, markets and international trade;
•act of terrorism that impact our operations, customers or supply chain or that target U.S. interests or U.S. companies;
•seizure of our foreign assets, including cash;
•the imposition of sanctions of countries in which we do business;
•changing political conditions and rising geopolitical tensions; and
•legal systems which are less developed and may be less predictable than those in the U.S.
In addition, there remains a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China, our manufacturing operations in Taiwan and China, and our future plans in the region.
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
Our operations and business, and those of our customers and suppliers, can be disrupted by natural disasters, public health issues, interruptions of service from utilities, or other catastrophic events including as a result of climate change. In addition, global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. We also operate in seismic zones including Taiwan, which is located within a complex zone of convergence between the Philippines Sea Plate and Eurasian Plate. For example, in April 2024, a magnitude 7.4 earthquake struck Taiwan, resulting in significant injuries and death, leading to a temporary suspension of business and services. Although our advanced dispensing manufacturing operations in Taiwan were not affected, the earthquake resulted in the temporary suspension of other semiconductor factories and suppliers who operate in Taiwan. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe, and could exacerbate the other risk factors described herein. Catastrophic events could make it difficult or impossible to manufacture or deliver products to our customers, receive materials from our suppliers, or perform critical functions, whether on a timely basis or at all, which could adversely affect our revenue and operations. Some of the systems we maintain as part of our business recovery plans cannot guarantee us protection from such disruptions. Furthermore, even if our operations are unaffected or if we managed to recover our operations quickly, if our customers or suppliers cannot timely resume their own operations due to a catastrophic event, we may be unable to fulfil our customers’ orders, and may experience reduced or cancelled orders or other disruptions to our supply chain that may adversely affect our results of operations.
We are subject to export restrictions that may limit our ability to sell to certain customers, and trade wars, in particular the U.S.-China trade war, could adversely affect our business.
The U.S. and several other countries levy tariffs on certain goods and impose other trade restrictions that may impact our customers’ investment in manufacturing equipment, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods, and there remains significant uncertainty about the future relationship between the U.S. and China. We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in response. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials, may limit our ability to produce products, increase our selling and/or manufacturing costs, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
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
In November 2023, the BIS issued additional rules to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China.
We are taking appropriate measures to comply with all applicable BIS Rules. Where required, we will apply for export licenses from the BIS to avoid disruption to our customers’ operations. Export licenses may be subject to a prolonged review and appeals process, to which there cannot be an assurance as to whether an export license may be granted, granted with conditions or eventually revoked due to subsequent challenge.
Additionally, the rules promulgated by the BIS are typically complex, and the BIS could revise or expand them in response to public comments. Likewise, the BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business.
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
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. There was no customer with sales representing more than 10% of net revenue in fiscal 2024. Sales to our ten largest customers comprised 53.6% and 53.5% of our net revenue for fiscal 2024 and fiscal 2023, respectively.
We expect that a small number of customers will continue to account for a high percentage of our net revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our customers and closely understand their present and anticipated utilization rates. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory or increase our production capacity quickly enough to meet the needs of our customers, or if we are not able to fulfil our customers' orders due to supply chain constraints, they may turn to other suppliers making it more difficult for us to retain their business. We may also make commitments from time-to-time to our customers regarding minimum volumes and performance standards, and if we are unable to meet those commitments, we may incur liabilities to our customers. If we lose orders from a significant customer that we are not able to replace, or if a significant customer reduces its orders substantially, or if we incur liabilities for not meeting customer commitments, these losses, reductions or liabilities may materially and adversely affect our business, financial condition and operating results.
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
In connection with the cancellation of a project with one of its customers (previously referred to as Project W) (the "Project"), on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of the Project. As of September 28, 2024, the wind down activities have been substantially completed and as a result of these activities, the Company incurred certain charges during fiscal year 2024. The Company's estimates of the anticipated impact on its results of operations and the timing thereof are subject to a number of assumptions and actual amounts may differ materially from estimates. As we further wind down the Project, we may discover other facts that could require us to incur additional expenses and/or record additional charges that may be different from our initial expectations about the costs of the wind down. In addition, we may not be able to complete the wind down in all respects due to factors outside of our control. If actual amounts were to differ from our estimates, or if the full and complete wind down takes longer than expected, our results of operations and financial condition could be materially and adversely affected. Cancellations of significant orders or other similar projects by other customers in the future could also cause the Company to incur additional costs or expenses or lead to a reduction in future revenue, which could materially and adversely affect our results of operations.
As a result of the cancellation of the Project, the Company has refocused its development resources towards other growth-centric opportunities supporting technology changes within the thermocompression, Vertical Fan-Out, Automotive and Dispense markets. The Company may experience operational difficulties as it shifts its development resources to these other opportunities, which may result in disruptions to the Company's operations. We cannot be certain that these efforts will be effective or successful, or that we will realize the anticipated benefits of the refocus. As a result, our results of operations and financial condition could be materially and adversely affected.
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
Alternative packaging technologies have emerged that may improve device performance, reduce the size of or enhance the number of components inherent in an integrated circuit package, as compared to traditional wire bonding. These technologies include hybrid bonding, thermo-compression bonding, flip chip bonding and wafer-level packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies which do not employ our products. If a significant shift to alternative packaging technologies or to another technology not offered by us were to occur, demand for our equipment and related packaging materials may be materially and adversely affected. Given that a majority of our revenue comes from wire bonding, a reduced demand for our wire bonding equipment could materially and adversely affect our financial results.
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
Continued improvement in manufacturing capabilities, control of material, emphasis on product safety and manufacturing quality and costs and product testing are critical factors in our future growth. Our efforts to monitor, develop, modify and implement appropriate tests and manufacturing processes for our products may not be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs, potential damage to our reputation or general customer dissatisfaction with our products. We may also not be able to successfully claim against our suppliers or obtain product liability or other insurance to fully cover such risks. Any of the foregoing risks, if they were to materialize, could have a material adverse effect on our business, results of operations or financial condition.

Operations and Supply Chain Risks
We may not be able to continue to consolidate or relocate manufacturing and other facilities or entities without incurring unanticipated costs and disruptions to our business.
As part of our ongoing efforts to drive further efficiency, we may consolidate or relocate our manufacturing and other facilities or entities. Should we consolidate or relocate, we may experience unanticipated events, including the actions of governments, suppliers, employees, union representatives or customers, which may result in unanticipated costs and disruptions to our business. We may also incur restructuring charges, severance costs, asset impairments, loss of accumulated knowledge, inefficiency during transitional periods, employee attrition and other effects that could negatively impact our financial condition and results of operations.
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
Proper waste disposal plays an important role in the operation of our manufacturing plants. Most of our facilities operate under permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, fines, penalties or the incurrence of capital or other costs to comply with the permits, including the potential shutdown of operations.
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
In addition, changes in environmental laws and regulations (including any relating to climate change and greenhouse gas (“GHG”) emissions) could require us, or others in our value chain, to install additional equipment, alter operations to incorporate new technologies or processes and generally enhance audit, surveillance and compliance measures.
To the extent that higher costs incurred from the above activities result in higher prices for our products, we may experience a reduction in the demand for those products, which could negatively affect our results of operations. Conversely, we may not be able to pass these increased costs onto our customers in the form of higher prices, as a result of which our results of operations may also be adversely affected.
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
From time to time, we create and publish voluntary disclosures regarding ESG matters. Our sustainability report continues to outline our Company’s strategies, initiatives and performance of ESG topics identified through a materiality assessment to be most relevant to the operations and stakeholders of our Company. In fiscal 2023, we performed an independent, limited external assurance of our direct (Scope 1) and purchased energy indirect (Scope 2) greenhouse gas emission data under the operational control boundary of eight of our global operational sites, and published such limited external assurance in our sustainability report. However, the identification, assessment, and disclosure of such matters remains complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances.
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
We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse, to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. For example, in May 2024, the Company detected unauthorized access attempts into its network and servers and determined that the threat actor accessed and acquired some of its data, including source code, engineering information, business partner data and personally identifiable information. The Company believes that this cybersecurity incident has not had a material impact on the Company's operations, and the Company currently does not expect that this incident is reasonably likely to materially impact the Company's overall financial condition, results of operations or business outlook. Notwithstanding the foregoing, future attempts or breaches might, especially given that threat actors may leverage other means and technologies, including artificial intelligence, to circumvent controls and avoid detection. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, our cybersecurity risk management, process, protocols and tools, may not be fully implemented or may not completely protect the Company against future cybersecurity incidents. Depending on its nature and scope, cybersecurity incidents could result in business disruption; misappropriation, corruption or loss of confidential information and critical data (of the Company or that belonging to its third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
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
Our existing tax incentive, scheduled to expire in January 2025, allows certain classes of income to be subject to reduced income tax rates in Singapore provided we meet certain employment and investment conditions. If we cannot, or elect not to, comply with these conditions, we could be required to refund material tax benefits previously realized with respect to this tax incentive. There cannot be assurances that we are able to benefit from future tax incentives granted by the Singapore government beyond the expiration of our existing tax incentive. In the absence of any tax incentive, the income tax rate in Singapore that would otherwise apply is 17%, which would result in a significant increase in our provision for (benefit from) income taxes in future periods.
Changes in tax legislation could adversely impact our future profitability.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”), for example, Pillar Two. While we do not expect Pillar Two to have a material tax impact in fiscal 2025, we will continue to monitor new tax legislation and other developments since changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
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
We may from time to time issue additional equity securities or securities convertible into equity securities, which would result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common stock, of which approximately 53.9 million shares were outstanding as of September 28, 2024. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common stock or preferred stock. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions or other purposes. In addition, our shareholders will experience additional dilution when performance or restricted share units vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We rely on information systems and the data stored on them to conduct our operations. We have adopted and maintain a cybersecurity risk management program, as a subset of our broader enterprise risk management program, which is designed in accordance with our risk profile and business. Our cybersecurity risk management program has been informed by industry standards, including the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).
Our cybersecurity risk management program incorporates multiple components, including, but not limited to, policies, guidelines, procedures, infrastructure, and systems that are designed to protect the confidentiality, integrity and availability of our critical systems and information.
Elements of our cybersecurity risk management process include, but are not limited to, the following:
•Annual cybersecurity risk assessments of critical infrastructure and systems;
•Annual vulnerability scans and penetration testing;
•Mandatory, bi-annual cybersecurity awareness training for all employees, including phishing exercises; and
•An overarching written information security policy and written cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.
We leverage IT service providers to perform penetration testing and support our cybersecurity awareness training program. We oversee cybersecurity risks related to third-party IT cloud service providers who have access to our systems and data. We require certain IT cloud service providers to complete cloud-based cybersecurity assessments.
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced cybersecurity threats and other security incidents that have affected our information or systems. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date.
For additional information on certain risks associated with cybersecurity, including with respect to prior cybersecurity incidents, please refer to “We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on us” in Item 1A: Risk Factors.
Cybersecurity Governance
Our Board of Directors (the “Board”) has delegated responsibility for enterprise risk management, including cybersecurity risk oversight, to our Audit Committee (the “Committee”). The Committee receives quarterly information security updates from our Chief Financial Officer and Vice President of Information Technology (“VP of IT”). The Committee in turn reports to the full Board regarding its activities, including those related to cybersecurity, on at least a bi-annual basis.
The VP of IT has twenty seven years of experience in information technology, fifteen of which have involved IT leadership for various organizations. Our Director, IT Governance and Security (the “Director, IT”) reports to our VP of IT and is responsible for the day-to-day management of our cybersecurity risk management program. The Director, IT has eighteen years of experience in information technology. The Director, IT receives support from our operational team which comprises cybersecurity, IT, controllership, and legal professionals who regularly review cybersecurity matters and evaluate emerging threats, as well as act as first responders to triage any cybersecurity incidents. In the event of a cybersecurity incident, the Committee and Board receive updates from this team on an ad-hoc basis, if appropriate, under our tiered escalation support framework.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 28, 2024:

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

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” Based on data provided by The Depository Trust Company, on November 11, 2024, the management believes that there were approximately 290 holders of record of the shares of outstanding common stock, as defined by Rule 12g5-1 of the Exchange Act.
On August 26, 2024, May 16, 2024, March 14, 2024 and November 15, 2023, the Board of Directors declared a quarterly dividend $0.20 per share of common stock, resulting in an aggregate dividend of $0.80 per share of common stock for the fiscal year ended September 28, 2024. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this Annual Report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended September 28, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2024 to July 27, 2024	242	$49.15	242	$61,009
July 28, 2024 to August 31, 2024	409	$42.76	409	$43,532
September 1, 2024 to September 28, 2024	325	$40.84	325	$30,251
For the three months ended September 28, 2024	976		976
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between fiscal 2024 and 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Annual Report filed on November 16, 2023 (the "2023 Annual Report").
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
The Company’s performance obligations relate to contracts with a duration of less than one year, therefore as allowed under ASC 606, we have opted not to disclose the unsatisfied performance obligations for contracts with original expected durations of less than one year.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2024 and elected to perform the quantitative impairment test as permitted by ASC 350. Based on the quantitative assessment performed on all its reporting units, the Company concluded that no impairment on the Company's recorded goodwill was required. The persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. For further information on goodwill and other intangible assets, see Note 4 to our consolidated financial statements in Item 8.
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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2024 and 2023
The following table reflects the (loss) / income from operations for fiscal 2024 and 2023:

	Fiscal
(dollar amounts in thousands)	2024	2023	$ Change	% Change
Net revenue	$706,232	$742,491	$(36,259)	(4.9)%
Cost of sales	437,478	383,836	53,642	14.0%
Gross profit	268,754	358,655	(89,901)	(25.1)%

Selling, general and administrative	165,564	152,982	12,582	8.2%
Research and development	151,214	144,701	6,513	4.5%
Impairment charges	44,472	21,535	22,937	106.5%
Operating expenses	361,250	319,218	42,032	13.2%

(Loss) / Income from operations	$(92,496)	$39,437	$(131,933)	(334.5)%
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

The following tables reflect the bookings and backlog for fiscal 2024 and 2023:

	Fiscal
(in thousands)	2024	2023
Bookings	$430,994	$656,170

	As of
(in thousands)	September 28, 2024	September 30, 2023
Backlog	$148,585	$423,824
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, we observed trade-related adverse impacts in demand from China, which continues to persist in fiscal 2024 and beyond.
Net Revenue
Our net revenues for fiscal 2024 decreased as compared to our net revenues for fiscal 2023. The decrease in net revenue is primarily due to lower volume in Wedge Bonding Equipment, Advanced Solutions and All Others, offset by the higher volumes in Ball Bonding Equipment as further outlined in the tables presented immediately below.
The following table reflects the net revenue by reportable segment for fiscal 2024 and 2023:

	Fiscal
(dollar amounts in thousands)	2024		2023		$ Change	% Change
	Net revenue	% of total net revenue	Net revenue	% of total net revenue
Ball Bonding Equipment	$357,833	50.7%	$287,465	38.7%	$70,368	24.5%
Wedge Bonding Equipment	105,826	15.0%	175,550	23.6%	(69,724)	(39.7)%
Advanced Solutions	52,876	7.5%	72,256	9.7%	(19,380)	(26.8)%
APS	160,009	22.7%	160,718	21.6%	(709)	(0.4)%
All Others	29,688	4.1%	46,502	6.4%	(16,814)	(36.2)%
Total net revenue	$706,232	100.0%	$742,491	100.0%	$(36,259)	(4.9)%

Ball Bonding Equipment
For fiscal 2024, the increase in Ball Bonding Equipment net revenue as compared to fiscal 2023 was primarily due to higher volumes of customer purchases related to technology transitions and improving market conditions in general semiconductor and memory end markets. This has resulted in the reduction in semiconductor supply chain inventory levels and improved factory utilization levels.

Wedge Bonding Equipment
For fiscal 2024, the lower Wedge Bonding Equipment net revenue as compared to fiscal 2023 was primarily due to lower volume of customer purchases primarily in the general semiconductor market due to the lower power discrete devices demand, as well as in the automotive and renewable energy market.
Advanced Solutions
For fiscal 2024, the lower Advanced Solutions net revenue as compared to fiscal 2023 was primarily due to lower volume of customer purchases primarily in the general semiconductor market and the cancellation of Project W.
All Others
For fiscal 2024, the lower net revenue in the “All Others” category as compared to fiscal 2023 was primarily due to lower volume of customer purchases in the general semiconductor market and mini LED transfer solutions from softness in the advanced display market.
Gross Profit Margin
The following table reflects the gross profit as a percentage of net revenue by reportable segment for fiscal 2024 and 2023:

	Fiscal
	2024	2023	Basis point change
Ball Bonding Equipment	47.7%	45.6%	210
Wedge Bonding Equipment	46.7%	52.1%	(540)
Advanced Solutions	(81.8)%	37.4%	(11,920)
APS	55.6%	55.2%	40
All Others	9.2%	44.4%	(3,520)
Total gross margin	38.1%	48.3%	(1,020)

Ball Bonding Equipment
For fiscal 2024, the higher Ball Bonding Equipment gross profit margin as compared to fiscal 2023 was primarily driven by a favorable product mix, including higher sales of higher margin products.
Wedge Bonding Equipment
For fiscal 2024, the lower Wedge Bonding Equipment gross profit margin as compared to fiscal 2023 was primarily driven by less favorable product mix, including lower sales of higher margin products and a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For fiscal 2024, the lower Advanced Solutions gross profit margin as compared to fiscal 2023 was primarily driven by the inventory write-down charges we incurred as a result of the cancellation of Project W and less favorable product mix, including lower sales of higher margin products.
All Others
For fiscal 2024, the lower All Others gross profit margin as compared to fiscal 2023 was primarily driven by the overall lower volumes, the provision of excess and obsolete materials, less favorable product mix, including lower sales of higher margin products and the reversal of previously accrued customer credit program in the prior year period.

Operating Expenses
The following table reflects the operating expenses for fiscal 2024 and 2023:

	Fiscal
(dollar amounts in thousands)	2024	2023	$ Change	% Change
Selling, general and administrative	$165,564	$152,982	$12,582	8.2%
Research and development	151,214	144,701	$6,513	4.5%
Impairment charges	44,472	21,535	$22,937	106.5%
Total	$361,250	$319,218	$42,032	13.2%
Selling, General and Administrative (“SG&A”)
For fiscal 2024, the higher SG&A expenses as compared to fiscal 2023 was primarily due to $4.8 million higher staff cost, $4.2 million higher sales representative commissions, $4.1 million severance expenses, $2.2 million higher miscellaneous expenses and $1.6 million higher professional services. This was partially offset by $4.8 million net favorable variance in foreign exchange.
Research and Development (“R&D”)
For fiscal 2024, the higher R&D expenses as compared to fiscal 2023 was primarily to $8.4 million higher staff cost related to an increase in headcount and equity compensation, $4.1 million higher prototype materials and $1.1 million higher miscellaneous expenses. This was partially offset by $6.9 million lower professional services.
Impairment Charges
For fiscal 2024, the higher impairment charges as compared to the fiscal 2023 was due to $44.5 million impairment charges on long-lived assets related to the cancellation of Project W. The impairment charge in the fiscal 2023 relates to non-cash impairment charge of $21.5 million related to goodwill and intangible assets in the Lithography reporting unit, as well as on the investment in the non-marketable equity security.
(Loss)/Income from Operations
The following table reflect the income/(loss) from operations by reportable segment for fiscal 2024 and 2023:

	Fiscal
(dollar amounts in thousands)	2024	2023	$ Change	% Change
Ball Bonding Equipment	$113,000	$81,929	$31,071	37.9%
Wedge Bonding Equipment	19,575	63,088	(43,513)	(69.0)%
Advanced Solutions	(155,350)	(32,530)	(122,820)	(377.6)%
APS	49,744	47,654	2,090	4.4%
All Others	(33,527)	(36,797)	3,270	8.9%
Corporate expenses	(85,938)	(83,907)	(2,031)	(2.4)%
Total (loss)/income from operations	$(92,496)	$39,437	$(131,933)	(334.5)%
Ball Bonding Equipment
For fiscal 2024, the higher Ball Bonding Equipment income from operations as compared to fiscal 2023 was primarily due to the increase in revenue, gross margin and changes in operating expenses as explained under “Net Revenue”, "Gross Profit" and “Operating Expenses” above.
Wedge Bonding Equipment
For fiscal 2024, the lower Wedge Bonding Equipment income from operations as compared to fiscal 2023 was primarily due to the decrease in revenue, gross margin and changes in operating expenses as explained under “Net Revenue”, "Gross Profit" and “Operating Expenses” above.
Advanced Solutions
For fiscal 2024, the higher Advanced Solutions loss from operations as compared to fiscal 2023 was primarily due to the decrease in revenue, inventory write-down and impairment charges as explained under “Net Revenue”, “Gross Profit” and “Operating Expenses” above.

All Others
For fiscal 2024, the lower All Others loss from operations as compared to fiscal 2023 was primarily due to the decrease in revenue and changes in operating expenses as explained under “Net Revenue” and “Operating Expenses” above.
Interest Income and Expense
The following table reflects the interest income and interest expense for fiscal 2024 and 2023:

	Fiscal
(dollar amounts in thousands)	2024	2023	$ Change	% Change
Interest income	$34,230	$32,906	$1,324	4.0%
Interest expense	$(89)	$(142)	$53	(37.3)%
Interest income
For fiscal 2024, the higher interest income as compared to fiscal 2023 was primarily due to higher weighted average interest rates on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2024 and 2023:

	Fiscal
(dollar amounts in thousands)	2024	2023	Change
Provision for income taxes	$10,651	$15,053	$(4,402)
Effective tax rate	(18.3)%	20.8%	(39.1)%
For fiscal 2024, the decrease in provision for income taxes and effective tax rate as compared to fiscal 2023 was primarily due to a decrease in overall profitability, the tax impact of the one-time charge for cancellation of Project W, and the tax benefit from the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner related to the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) one-time transition tax, partially offset by an increase in valuation allowance.
Please refer to “Note 14: Income Taxes” to our consolidated financial statements in Item 8 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects the total cash, cash equivalents and short-term investments as of September 28, 2024 and September 30, 2023:

	As of
(dollar amounts in thousands)	September 28, 2024	September 30, 2023	Change
Cash and cash equivalents	$227,147	$529,402	$(302,255)
Short-term investments	350,000	230,000	120,000
Total cash, cash equivalents, and short-term investments	$577,147	$759,402	$(182,255)
Percentage of total assets	46.5%	50.6%

The following table reflects the summarized Consolidated Statements of Cash Flows information for fiscal 2024 and 2023:

	Fiscal
(in thousands)	2024	2023
Net cash provided by operating activities	$31,037	$173,404
Net cash used in investing activities	(138,501)	(91,338)
Net cash used in financing activities	(196,100)	(111,876)
Effect of exchange rate changes on cash and cash equivalents	1,309	3,675
Changes in cash, and cash equivalents	$(302,255)	$(26,135)
Cash and cash equivalents, beginning of period	529,402	555,537
Cash and cash equivalents, end of period	$227,147	$529,402
Fiscal 2024
Net cash provided by operating activities consisted of net loss of $69.0 million, non-cash adjustments of $179.3 million and a net unfavourable change in operating assets and liabilities of $79.2 million. The non-cash adjustments were primarily due to impairment charges of $44.5 million and inventory write-down of $57.3 million as a result of the cancellation of the Project. The net change in operating assets and liabilities was primarily driven by an increase in accounts and notes receivable of $34.7 million, an increase in inventories of $31.5 million, and a decrease in income tax payable of $17.7 million. This was partially offset by a decrease in prepaid expenses and other current assets of $9.1 million.
The increase in accounts and other receivable was primarily due to the timing of payments due. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable is primarily due to the current year payment of the U.S. one-time transition tax and tax benefit from the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. The decrease in prepaid expenses was mainly due the transfer of contract assets to net account receivables.
The net cash used in investing activities was due to net purchase of short-term investments of $120.0 million, capital expenditures of $16.1 million and investment in a private equity fund of $2.4 million.
The net cash used in financing activities was primarily due to common stock repurchases of $150.8 million and dividend payments of $44.2 million.
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
The net cash used in investing activities was due to net purchase of short-term investments of $10.0 million, cash outflow for the acquisition of Advanced Jet Automation Co., Ltd. of $36.9 million and capital expenditures of $44.4 million.
The net cash used in financing activities was primarily due to common stock repurchases of $69.2 million and dividend payments of $42.0 million.

Fiscal 2025 Liquidity and Capital Resource Outlook
We expect our fiscal 2025 capital expenditures to be between $13.0 million and $17.0 million. The actual amounts for fiscal 2025 will vary depending on market conditions. Expenditures are anticipated to be primarily used for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, ongoing implementation of our enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, trade tensions, inflationary pressures, geopolitical tensions, including the ongoing Israel-Hamas war, tensions in the Middle East, and the prolonged Ukraine/Russia conflict, and other factors, some of which are beyond our control.
As of September 28, 2024 and September 30, 2023, approximately $302.6 million and $576.9 million of cash, cash equivalents, and short-term investments were held by the Company’s foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
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
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, dated as of May 7, 2022, to facilitate repurchases under the Program. The modification provided for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.

During the fiscal year ended September 28, 2024, the Company repurchased a total of approximately 3,221.0 thousand shares of common stock at a cost of approximately $151.0 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of September 28, 2024, our remaining stock repurchase authorization under the Program was approximately $30.3 million.
Dividends
On August 26, 2024, May 16, 2024, March 14, 2024 and November 15, 2023, the Board of Directors declared a quarterly dividend $0.20 per share of common stock, resulting in an aggregate dividend of $0.80 per share of common stock for the fiscal year ended September 28, 2024. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of September 28, 2024 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of September 28, 2024, the Company had deferred tax liabilities of $34.6 million and unrecognized tax benefit recorded within the income tax payable for uncertain tax positions of $21.4 million, including related accrued interest of $3.7 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 28, 2024:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$126,078	126,078	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Balance Sheets)	28,619	16,808	11,811	—	—
Total	$154,697	$142,886	$11,811	$—	$—
(1)We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the TCJA.

Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain customary events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of September 28, 2024, there were no outstanding amounts under the Overdraft Facility.
As of September 28, 2024, other than the bank guarantee disclosed in Note 10, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Foreign Currency Risk
Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel and Singapore. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in the Netherlands, China, Taiwan, Japan and Germany.
Based on our foreign currency exposure as of September 28, 2024, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $46.2 million outstanding as of September 28, 2024.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 28, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 28, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of inventories - Reserves for excess and obsolete raw materials
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated net inventory balance was $177.7 million. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as forecasted future consumption for inventories, and is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities.
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
November 14, 2024

We have served as the Company’s auditor since 2011.

 KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	As of
	September 28, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$227,147	$529,402
Short-term investments	350,000	230,000
Accounts and notes receivable, net of allowance for doubtful accounts of $49 and $49, respectively	193,909	158,601
Inventories, net	177,736	217,304
Prepaid expenses and other current assets	46,161	53,751
Total current assets	994,953	1,189,058

Property, plant and equipment, net	64,823	110,051
Operating right-of-use assets	35,923	47,148
Goodwill	89,748	88,673
Intangible assets, net	25,239	29,357
Deferred tax assets	17,900	31,551
Equity investments	3,143	716
Other assets	8,433	3,223
TOTAL ASSETS	$1,240,162	$1,499,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	58,847	49,302
Operating lease liabilities	7,718	6,574
Accrued expenses and other current liabilities	90,802	103,005
Income taxes payable	26,427	22,670
Total current liabilities	183,794	181,551

Deferred tax liabilities	34,594	37,264
Income taxes payable	31,352	52,793
Operating lease liabilities	33,245	41,839
Other liabilities	13,168	11,769
TOTAL LIABILITIES	$296,153	$325,216

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS’ EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 85,364 and 85,364 respectively; outstanding 53,854 and 56,310 shares, respectively	596,703	577,727
Treasury stock, at cost, 31,510 and 29,054 shares, respectively	(881,830)	(737,214)
Retained earnings	1,242,558	1,355,810
Accumulated other comprehensive loss	(13,422)	(21,762)
TOTAL SHAREHOLDERS’ EQUITY	$944,009	$1,174,561

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,240,162	$1,499,777
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2024	2023	2022
Net revenue	$706,232	$742,491	$1,503,620
Cost of sales	437,478	383,836	755,300
Gross profit	268,754	358,655	748,320

Selling, general and administrative	165,564	152,982	140,050
Research and development	151,214	144,701	136,852
Impairment charges	44,472	21,535	1,346
Operating expenses	361,250	319,218	278,248
(Loss) / Income from operations	(92,496)	39,437	470,072
Interest income	34,230	32,906	7,124
Interest expense	(89)	(142)	(208)
(Loss)/Income before income taxes	(58,355)	72,201	476,988
Provision for income taxes	10,651	15,053	43,443
Net (loss)/income	$(69,006)	$57,148	$433,545

Net (loss)/income per share:
Basic	$(1.24)	$1.01	$7.21
Diluted	$(1.24)	$0.99	$7.09

Weighted average shares outstanding:
Basic	55,613	56,682	60,164
Diluted	55,613	57,548	61,182
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2024	2023	2022
Net (loss) / income	$(69,006)	$57,148	$433,545
Other comprehensive income / (loss):
Foreign currency translation adjustment	6,917	9,676	(30,536)
Unrecognized actuarial (loss) / gain on pension plan	(821)	(49)	2,276
Net increase / (decrease) from derivatives designated as hedging instruments	2,244	1,511	(1,618)

Total other comprehensive income / (loss)	8,340	11,138	(29,878)

Comprehensive (loss) / income	$(60,666)	$68,286	$403,667
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
	Outstanding Shares	Amount
Balances as of October 2, 2021	61,931	$550,117	$(400,412)	$948,554	$(3,022)	$1,095,237
Issuance of stock for services rendered	18	774	175	—	—	949
Repurchase of common stock	(5,576)	—	(282,807)	—	—	(282,807)
Issuance of shares for equity-based compensation	755	(7,244)	7,244	—	—	—
Equity-based compensation	—	18,037	—	—	—	18,037
Cash dividend declared ($0.17 per share)	—	—	—	(40,433)	—	(40,433)
Components of comprehensive income:
Net income	—	—	—	433,545	—	433,545
Other comprehensive loss	—	—	—	—	(29,878)	(29,878)
Total comprehensive income / (loss)	—	—	—	433,545	(29,878)	403,667
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	21	798	202	—	—	1,000
Repurchase of common stock	(1,515)	—	(68,115)	—	—	(68,115)
Issuance of shares for equity-based compensation	676	(6,499)	6,499	—	—	—
Equity-based compensation	—	21,744	—	—	—	21,744
Cash dividend declared ($0.19 per share)	—	—	—	(43,004)	—	(43,004)
Components of comprehensive income:
Net income	—	—	—	57,148	—	57,148
Other comprehensive income	—	—	—	—	11,138	11,138
Total comprehensive income / (loss)	—	—	—	57,148	11,138	68,286
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	25	434	242	—	—	676
Repurchase of common stock	(3,221)	—	(150,791)	—	—	(150,791)
Issuance of shares for equity-based compensation	740	(7,090)	7,090	—	—	—
Excise tax	—	—	(1,157)	—	—	(1,157)
Equity-based compensation	—	25,632	—	—	—	25,632
Cash dividend declared ($0.20 per share)	—	—	—	(44,246)	—	(44,246)
Components of comprehensive income:
Net loss	—	—	—	(69,006)	—	(69,006)
Other comprehensive income	—	—	—	—	8,340	8,340
Total comprehensive income / (loss)	—	—	—	(69,006)	8,340	(60,666)
Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(69,006)	$57,148	$433,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,735	28,857	21,293
Impairment charges	44,472	21,535	1,346
Equity-based compensation	26,891	22,744	18,986
Adjustment for doubtful accounts	—	49	(245)
Adjustment for inventory valuation	69,811	5,214	(2,613)
Deferred taxes	11,374	(4,478)	(8,648)
Loss/(gain) on disposal of property, plant and equipment	72	(499)	(253)
Unrealized fair value changes on equity investment	(47)	323	—
Unrealized foreign currency translation	1,944	85	(7,278)
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	(34,707)	152,667	113,340
Inventory	(31,511)	(35,755)	(14,924)
Prepaid expenses and other current assets	9,073	8,619	(37,907)
Accounts payable, accrued expenses and other current liabilities	185	(52,333)	(128,734)
Income taxes payable	(17,669)	(29,312)	4,946
Other, net	(4,580)	(1,460)	(2,666)
Net cash provided by operating activities	31,037	173,404	390,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(36,881)	—
Purchases of property, plant and equipment	(16,148)	(44,406)	(22,985)
Proceeds from sales of property, plant and equipment	27	591	181
Investment in private equity fund	(2,380)	(642)	(397)
Purchase of short term investments	(690,000)	(595,000)	(469,000)
Maturity of short term investments	570,000	585,000	626,000
Net cash (used in) / provided by investing activities	(138,501)	(91,338)	133,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short term debt	—	—	(54,500)
Payment for finance leases	(564)	(629)	(509)
Repurchase of common stock	(150,791)	(69,210)	(281,319)
Tax withholding payments related to vested and released restricted stock units	(583)	—	—
Proceeds from short term debt	—	—	54,500
Common stock cash dividends paid	(44,162)	(42,037)	(39,363)
Net cash used in financing activities	(196,100)	(111,876)	(321,191)
Effect of exchange rate changes on cash and cash equivalents	1,309	3,675	(10,047)
Changes in cash and cash equivalents	(302,255)	(26,135)	192,749
Cash and cash equivalents at beginning of period	529,402	555,537	362,788
Cash and cash equivalents at end of period	$227,147	$529,402	$555,537

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	—	3,000	9,063

CASH PAID FOR:
Interest	$89	$142	$208
Income taxes	$22,787	$56,254	$50,309
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.
Fiscal Year
Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2024, 2023 and 2022 fiscal years ended on September 28, 2024, September 30, 2023 and October 1, 2022, respectively.
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
In connection with the cancellation of a project with one of its customers (previously referred to as Project W), on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of Project W. As of September 28, 2024, the wind down activities have been substantially completed. For additional information, see Note 17: Restructuring and Cancellation of Project in our Notes to the Consolidated Financial Statements.
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
In light of the macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 28, 2024. While there was no material impact to our consolidated financial statements as of and for the year ended September 28, 2024, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the macroeconomic headwinds that could materially impact our consolidated financial statements in future reporting periods.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 28, 2024 and September 30, 2023 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate.
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
Foreign Currency Translation and Remeasurement
The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income / (loss)). The tax effect of currency translation adjustments related to unremitted foreign earnings no longer deemed to be indefinitely reinvested outside the U.S. is reflected in the determination of the Company's net income or other comprehensive income (“OCI”). Gains and losses resulting from foreign currency transactions are included in the determination of net income and to date has not been material.
The Company’s operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel and Singapore. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in the Netherlands, China, Taiwan, Japan and Germany. The Company’s U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
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
If it is probable that the forecasted transaction will no longer occur, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive income / (loss) into earnings. Subsequent gain / (loss) on the related derivative instrument is recognized into earnings in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended September 28, 2024 and September 30, 2023, no “triggering” events occurred.
Accounting for Impairment of Goodwill and Other Intangible Assets
ASC No. 350, Intangibles - Goodwill and Other requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. For goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the goodwill impairment test. The Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying value, and determining if the carrying amount exceeds its fair value.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Government Incentives
The Company receives government incentives for qualifying research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. The Company recognized an immaterial benefit for operating grants in fiscal 2024.
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
Service revenue is generally recognized over time as the services are performed. For fiscal 2024, 2023 and 2022, the service revenue is not material.
The Company measures revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. Any variable consideration such as sales incentives are recognized as a reduction of net revenue at the time of revenue recognition.
The Company’s performance obligations relate to contracts with a duration of less than one year, therefore as allowed under ASC 606, we have opted not to disclose the unsatisfied performance obligations for contracts with original expected durations of less than one year.
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
The Company determines the amount of unrecognized tax benefit with respect to uncertain tax positions taken or expected to be taken on its income tax returns in accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”). Under ASC 740.10, the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon examination solely based on its technical merit. Step two, or measurement, is based on the largest amount of benefit which is more likely than not to be realized on settlement with the taxing authority, including resolution of related appeals or litigation processes, if any.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. This ASU will be effective for the Company's fiscal year 2025, and interim periods within the fiscal years beginning in the Company's fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2. BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 28, 2024 and September 30, 2023:

	As of
(in thousands)	September 28, 2024	September 30, 2023
Inventories, net:
Raw materials and supplies	$113,119	$114,827
Work in process	43,023	74,555
Finished goods	53,378	49,207
	209,520	238,589
Inventory reserves	(31,784)	(21,285)
	$177,736	$217,304

Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	23,951	23,105
Leasehold improvements	84,738	82,927
Data processing equipment and software	38,238	37,483
Machinery, equipment, furniture and fixtures	106,860	95,692
Construction in progress	10,062	11,099
	266,031	252,488
Accumulated depreciation	(159,517)	(142,437)
Accumulated impairment	$(41,691)	$—
	$64,823	$110,051

Accrued expenses and other current liabilities:
Accrued customer obligations (1)	$31,014	$35,701
Wages and benefits	31,349	33,096
Commissions and professional fees	4,654	4,091
Dividends payable	10,794	10,710
Accrued leasehold renovations	6,476	11,005
Other	6,515	8,402
	$90,802	$103,005
(1)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 3. BUSINESS COMBINATION
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
The purchase price consisted of $38.1 million in cash paid at closing (the “Purchase Price”) and additional potential earn-out payments based on certain revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) benchmarks established for the dispensing business unit. As at September 28, 2024, the Company held $4.0 million in escrow and will continue to hold such sums for a period of twenty-four (24) months from the Closing Date, as security pending the completion of Ruo Chuan Inc.’s obligations as the seller under the Definitive Agreement.
On February 22, 2024, the Company finalized the valuation of the tangible and identifiable intangible assets and liabilities in connection with the acquisition of AJA and no further adjustment was recorded.
The acquisition of AJA was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date:

(in thousands)	February 22, 2023
Cash and cash equivalents	$1,238
Account and other receivables, net	1,156
Inventory	1,581
Property, plant and equipment	1,462
Right-of-use assets	989
Other assets	127
Goodwill	27,975
Intangible assets	7,768
Accounts and other payables	(965)
Accrued expenses and other liabilities	(251)
Contract liabilities	(187)
Lease liability	(989)
Deferred tax liabilities	(1,785)
Total purchase price	$38,119
Excluding inventory and property, plant and equipment, all other tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company determined approximate their current fair values at the Closing Date. In connection with the acquisition of AJA, the Company recorded deferred tax liabilities primarily relating to the acquired intangible assets.

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The goodwill established in connection with our acquisitions represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually. The goodwill also includes expected synergies with our other affiliates and other unidentifiable intangible assets.
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
In accordance with the guidance under ASC 350, the Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying value exceeded the fair value of this reporting unit which resulted in a goodwill impairment charge of $9.8 million, representing the entire goodwill assigned to this reporting unit. This goodwill impairment charge was reflected in the Company’s Consolidated Statements of Operations in fiscal 2023.
The Company performed its annual impairment test in the fourth quarter of fiscal 2024 and elected to perform the quantitative impairment test as permitted by ASC 350. Based on the quantitative assessment performed on all its reporting units, the Company concluded that no impairment on the Company's recorded goodwill was required.
The following table summarizes the changes in the Company’s recorded goodwill based on its reportable segments as of September 28, 2024 and September 30, 2023:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at September 30, 2023(1)	18,280	26,109	44,284	88,673
Other	—	159	916	1,075
Balance at September 28, 2024	18,280	26,268	45,200	89,748
(1) Cumulative goodwill impairment as of September 30, 2023 was approximately $45.0 million.

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
As a result of the analysis, the Company recorded an impairment charge of $6.9 million on the developed technology reported within the “All Others” category in fiscal 2023. The impairment of intangible assets was reflected in the Company’s Consolidated Statements of Operations in fiscal 2023.
No impairment charge was required in the fiscal year ended September 28, 2024 .
The following table reflects net intangible assets as of September 28, 2024 and September 30, 2023:

		As of September 28, 2024			As of September 30, 2023
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	6.0 to 15.0	$83,401	$(61,575)	$21,826	$80,959	(55,877)	$25,082
Customer relationships	5.0 to 8.0	37,625	(35,916)	1,709	36,764	(34,789)	1,975
Trade and brand name	7.0 to 8.0	7,272	(7,272)	—	7,130	(7,130)	—
Other intangible assets	1.0 to 8.0	5,617	(4,372)	1,245	5,617	(3,776)	1,841
In-process research and development	N.A	459	—	459	459	—	459
		$134,374	$(109,135)	$25,239	$130,929	$(101,572)	$29,357

The following table reflects estimated annual amortization expense related to intangible assets as of September 28, 2024:

As of
(in thousands)	September 28, 2024
Fiscal 2025	$5,198
Fiscal 2026	$5,198
Fiscal 2027	$4,923
Fiscal 2028	$4,479
Fiscal 2029	$3,420
Fiscal 2030 and thereafter	$2,021
Total amortization expense	$25,239

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 5. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents and short-term investments consisted of the following as of September 28, 2024:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$26,800	$—	$—	$26,800
Cash equivalents:
Mutual Funds (1)	157,590	89	—	157,679
Time deposits (2)	42,668	—	—	42,668
Total cash and cash equivalents	$227,058	$89	$—	$227,147
Short-term investments:
Time deposits (2)	$350,000	$—	$—	$350,000
Total short-term investments	$350,000	$—	$—	$350,000
Total cash, cash equivalents, and short-term investments	$577,058	$89	$—	$577,147
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal year ended 2024.

Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of September 30, 2023:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$37,292	$—	$—	$37,292
Cash equivalents:
Mutual Funds (1)	202,113	—	(10)	202,103
Time deposits (2)	290,007	—	—	290,007
Total cash and cash equivalents	$529,412	$—	$(10)	$529,402
Short-term investments:
Time deposits (2)	230,000	—	—	230,000
Total short-term investments	$230,000	$—	$—	$230,000
Total cash, cash equivalents, restricted cash and short-term investments	$759,412	$—	$(10)	$759,402
(1)Mutual funds held by the Company include Money Market Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)All short-term investments were classified as available-for-sale and the fair value approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal year ended 2023.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 6. EQUITY INVESTMENTS
Equity investments consisted of the following as of September 28, 2024 and September 30, 2023:

	As of
(in thousands)	September 28, 2024	September 30, 2023
Non-marketable equity securities	$3,143	$716
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032 unless dissolved earlier or extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. As of September 28, 2024, the Company has funded $3.4 million into the affiliated investment fund and recognized an unrealized fair value loss of $0.3 million on the Consolidated Statements of Operations. The Company has recorded the amount of funded capital that has been called as an equity investment.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the fiscal year ended September 28, 2024.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value of derivative instruments on our Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023 is as follows:

	As of
(in thousands)	September 28, 2024		September 30, 2023
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$46,234	$1,521	$54,590	$(723)
Total derivatives	$46,234	$1,521	$54,590	$(723)
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
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Operations for the fiscal years ended September 28, 2024 and September 30, 2023 was as follows:

(in thousands)	Fiscal
	2024	2023
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax(1)	$1,799	$2,381
Net (loss)/gain reclassified from accumulated OCI into earnings, net of tax(2)	$(445)	$870
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of September 28, 2024, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of September 28, 2024, our finance leases are not material.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table shows the components of lease expense:

(in thousands)	Fiscal
	2024	2023	2022
Operating lease expense (1)	$10,015	10,746	8,625
(1) Operating lease expense includes short-term lease and variable lease expenses, which is immaterial for the fiscal year ended September 28, 2024.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(in thousands)	Fiscal
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,612	$9,314	$7,908

The following table shows the weighted-average lease terms and discount rates for operating leases:

	Fiscal
	2024	2023
Operating leases:
Weighted-average remaining lease term (in years):	7.3	7.7
Weighted-average discount rate:	7.2%	6.7%

Future lease payments, excluding short-term leases, as of September 28, 2024, are detailed as follows:

(in thousands)	Operating leases
Fiscal 2025	$10,371
Fiscal 2026	7,928
Fiscal 2027	5,585
Fiscal 2028	5,027
Fiscal 2029	5,078
Fiscal 2030 and thereafter	18,743
Total minimum lease payments	52,732
Less: Interest	11,769
Present value of lease obligations	40,963
Less: Current portion	7,718
Long-term portion of lease obligations	$33,245

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of September 28, 2024 and September 30, 2023, the outstanding amount under the facility was $5.0 million and $3.1 million respectively.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days’ written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the secured overnight financing rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain customary events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of September 28, 2024, there were no outstanding amounts under the Overdraft Facility.

NOTE 11. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Share Repurchase Program
On August 15, 2017, the Company's Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019 and 2020, the Board of Directors increased the share repurchase authorization under the Program to $200 million, $300 million and $400 million, respectively. On March 3, 2022, the Board of Directors increased the share repurchase authorization under the Program by an additional $400 million to $800 million, and extended its duration through August 1, 2025. On November 17, 2023, the Company modified its written trading plan under Rule 10b5-1 of the Exchange Act, dated as of May 7, 2022, to facilitate repurchases under the Program. The modification provided for the purchase of up to approximately $169 million of the Company’s common stock from November 20, 2023 through August 1, 2025. The Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations.
During the fiscal year ended September 28, 2024, the Company repurchased a total of approximately 3,221.0 thousand shares of common stock at an aggregate cost of approximately $151.0 million. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company’s Consolidated Balance Sheets. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
As of September 28, 2024, our remaining stock repurchase authorization under the Program was approximately $30.3 million.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dividends
On August 26, 2024, May 16, 2024, March 14, 2024 and November 15, 2023, the Board of Directors declared a quarterly dividend $0.20 per share of common stock, resulting in an aggregate dividend of $0.80 per share of common stock for the fiscal year ended September 28, 2024. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the year ended September 28, 2024:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	Gain (Losses) on Derivative Instruments	Total
As of September 30, 2023	$(20,178)	$(861)	$(723)	$(21,762)
Other comprehensive income (loss) before reclassifications	7,263	(968)	1,799	8,094
Amount reclassified out of accumulated other comprehensive income (loss)	—	—	445	445
Tax effects	(346)	147	—	(199)
Accumulated other comprehensive income (loss)	6,917	(821)	2,244	8,340
As of September 28, 2024	$(13,261)	$(1,682)	$1,521	$(13,422)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of September 28, 2024, 1.8 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
•In general, Time-based Restricted Share Units (“Time-based RSUs”) awarded to employees vest ratably over a three-year period on the anniversary of the grant date provided the employee remains employed by the Company.
Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2024, 2023 and 2022 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects the total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Growth PSUs, and common stock, included in the Consolidated Statements of Operations for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Cost of sales	$1,277	$1,192	$960
Selling, general and administrative	18,524	16,239	13,911
Research and development	7,090	5,313	4,115
Total equity-based compensation expense	$26,891	$22,744	$18,986
The following table reflects the equity-based compensation expense, by type of award, for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Relative TSR PSUs	5,856	4,949	4,255
Time-based RSUs	17,683	14,304	11,655
Growth PSUs	2,093	2,491	2,127
Common stock	1,259	1,000	949
Total equity-based compensation expense	$26,891	$22,744	$18,986
Equity-Based Compensation: Relative TSR PSUs
The following table reflects the Relative TSR PSUs activity for fiscal 2024:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding as of September 30, 2023	367	$41.09
Granted	232	$36.88
Forfeited or expired	(17)	$45.08
Vested	(246)	$28.08
Outstanding as of September 28, 2024	336	$44.91

	Fiscal
(in thousands, except fair value per share)	2024	2023	2022
Relative TSR PSUs granted	232	187	152
Weighted-average grant-date fair value per share	$36.88	$48.35	$52.18

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2024, 2023 and 2022:

	Fiscal
	2024	2023	2022
Grant price	$47.44	$37.50	$49.20
Expected dividend yield	1.60%	1.81%	1.14%
Expected stock price volatility	47.27%	53.79%	48.50%
Risk-free interest rate	4.53%	4.42%	0.68%

Equity-Based Compensation: Time-based RSUs
The following table reflects the Time-based RSUs activity for fiscal 2024:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding as of September 30, 2023	832	$37.95
Granted	512	$47.42
Forfeited or expired	(49)	$43.88
Vested	(407)	$35.55
Outstanding as of September 28, 2024	888	$44.18

	Fiscal
(in thousands, except fair value per share)	2024	2023	2022
Time-based RSUs granted	512	513	301
Weighted-average grant-date fair value per share	$47.42	$37.64	$49.47
Equity-Based Compensation: Growth PSUs
The following table reflects the Growth PSUs activity for fiscal 2024:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding as of September 30, 2023	122	$34.85
Granted	49	$23.51
Forfeited or expired	(3)	$42.48
Vested	(99)	$23.94
Outstanding as of September 28, 2024	69	$42.21

	Fiscal
(in thousands, except fair value per share)	2024	2023	2022
Growth PSUs granted	49	91	79
Weighted-average grant-date fair value per share	$23.51	$37.55	$49.26
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended September 28, 2024, September 30, 2023 and October 1, 2022, was $36.4 million, $28.9 million and $41.3 million, respectively.

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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Number of common stock issued	25	21	18
Fair value based upon market price at time of issue	$1,259	$1,000	$949
Pension Plan
We have pension plans available to employees at various foreign sites. As of September 28, 2024 and September 30, 2023, the defined benefits pension obligations of our plans were $5.1 million and $4.0 million respectively.
Other Plans
Some of the Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits as they are defined contribution plans.
NOTE 12. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022, service revenue is not material. Please refer to Note 1: Basis of Presentation — Revenue Recognition, for additional disclosure on the Company’s revenue recognition policy.
The Company reports revenue based on our reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 15: Segment Information, for disclosure of revenue by segments and end markets.
Contract Balances

	As of
(in thousands)	September 28, 2024	September 30, 2023	October 1, 2022
Contract assets	$—	$10,181	$26,317
Contract liabilities	$18,646	$4,797	$3,160
Our contract assets relate to our rights to consideration for revenue with collection dependent on events other than the passage of time, such as the achievement of specified payment milestones. The contract assets will be transferred to net account receivables as our right to consideration for these contract assets become unconditional. Contracts assets are reported in the accompanying Consolidated Balance Sheets within prepaid expenses and other current assets. The change in contract assets during the fiscal year ended September 28, 2024 was mainly due to $10.2 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations and obligations from customer credit programs, and are reported in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities.
Revenue recognized during fiscal year 2024 that was included in deferred revenue as of September 30, 2023 was $4.5 million. Revenue recognized during fiscal year 2023 that was included in deferred revenue as of October 1, 2022 was $2.9 million.

NOTE 13. (LOSS) EARNINGS PER SHARE
Basic (loss)/income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For fiscal 2024, restricted stock were excluded due to the net loss the Company incurred during the year.
The following table reflects a reconciliation of the shares used in the basic and diluted net (loss)/income per share computation for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands, except per share)	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss) / income	$(69,006)	$(69,006)	$57,148	$57,148	$433,545	$433,545
DENOMINATOR:
Weighted average shares outstanding - Basic	55,613	55,613	56,682	56,682	60,164	60,164
Dilutive effect of Equity Plans		—		866		1,018
Weighted average shares outstanding - Diluted		55,613		57,548		61,182
EPS:
Net (loss) / income per share - Basic	$(1.24)	$(1.24)	$1.01	$1.01	$7.21	$7.21
Effect of dilutive shares		$—		$(0.02)		$(0.12)
Net (loss) / income per share - Diluted		$(1.24)		$0.99		$7.09

Anti-dilutive shares(1)		467		15		1
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for fiscal 2024, 2023 and 2022 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14. INCOME TAXES
The following table reflects the U.S. and foreign income (loss) before income taxes for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
United States	$(8,522)	$(5,635)	$(11,415)
Foreign	(49,833)	77,836	488,403
Income before income taxes	$(58,355)	$72,201	$476,988
The following table reflects the current and deferred components of provision for (benefit from) income taxes for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Current:
Federal	$(1,881)	$10,412	$14,975
State	232	(128)	246
Foreign	2,616	8,830	37,448
Deferred:
Federal	101	1,304	(5,809)
State	—	—	—
Foreign	9,583	(5,365)	(3,417)
Provision for income taxes	$10,651	$15,053	$43,443

The following table reconciles the provision for (benefit from) income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2024, 2023 and 2022:

	Fiscal
(dollar amounts in thousands)	2024	2023	2022
Expected income tax provision based on the U.S. federal statutory tax rate	$(12,255)	$15,162	$100,212
Effect of earnings of foreign subsidiaries subject to different tax rates	(3,619)	(8,448)	(17,936)
Benefit from tax incentives	980	(11,198)	(50,113)
Benefit from research and development tax credits	(4,132)	(4,038)	(2,995)
Benefit from foreign tax credits	(1,505)	(7,834)	(26,021)
Valuation allowance	18,543	3,127	(5,830)
Foreign operations (Deemed income, taxes on undistributed foreign earnings, and withholding taxes)	7,268	24,450	45,421
Non-deductible items(1)	3,622	1,900	267
Goodwill impairment	—	2,517	—
Other, net(1)	1,749	(585)	438
Provision for income taxes	$10,651	$15,053	$43,443
Effective tax rate	(18.3)%	20.8%	9.1%
(1) Certain balances in fiscals 2023 and 2022 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in the respective fiscal periods.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company recorded a tax benefit from the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner relating to the U.S. TCJA one-time transition tax of $6.5 million in fiscal 2024.
As of September 28, 2024, a large portion of the Company’s undistributed foreign earnings are not considered to be indefinitely reinvested outside the U.S. and are expected to be available for use in the U.S. without incurring additional U.S. income tax. Determination of the amount of unrecognized deferred tax liabilities related to the indefinitely reinvested undistributed foreign earnings is not practicable.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in fiscal 2025. In fiscal 2024, 2023 and 2022, the tax incentive arrangement helped to reduce the Company’s provision for income taxes by $(1.0) million or $(0.02) per share, $11.2 million or $0.19 per share and $50.1 million or $0.82 per share, respectively.
The following table reflects the deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2024 and 2023:

	Fiscal
(in thousands)	2024	2023
Accruals and reserves	$20,149	$13,118
Capitalized Research	7,903	12,529
Tax credit carryforwards	5,537	5,026
Net operating loss carryforwards	43,195	26,607
Gross deferred tax assets	$76,784	$57,280

Valuation allowance	$(45,462)	$(21,483)
Deferred tax assets, net of valuation allowance	$31,322	$35,797

Fixed and intangible assets	$(20,055)	$(16,357)
Taxes on undistributed foreign earnings	(27,961)	(25,153)
Deferred tax liabilities	$(48,016)	$(41,510)
Net deferred tax liabilities	$(16,694)	$(5,713)

Reported as
Deferred tax assets	$17,900	$31,551
Deferred tax liabilities	(34,594)	(37,264)
Net deferred tax liabilities	$(16,694)	$(5,713)
As of September 28, 2024, the Company has foreign net operating loss carryforwards of $153.9 million, state net operating loss carryforwards of $40.2 million, and U.S. federal and state tax credit carryforwards of $8.6 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2025 through 2043, except for certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the beginning and ending balances of the Company’s unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Unrecognized tax benefit, beginning of year	$16,619	$16,623	$14,922
Additions for tax positions, current year	1,931	1,493	2,288
Reductions for tax positions, prior year	(847)	(1,497)	(587)
Unrecognized tax benefit, end of year	$17,703	$16,619	$16,623
The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. The amount of interest and penalties related to unrecognized tax benefit recorded in fiscal 2024 provision for income taxes is not material. As of September 28, 2024, the Company has recognized $3.7 million of accrued interest and penalties related to unrecognized tax benefit within the income tax payable for uncertain tax positions and approximately $19.7 million of unrecognized tax benefit, including related interest and penalties, that if recognized, would impact the Company’s effective tax rate.
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
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years from fiscal 2020 remain subject to examination. For most state tax returns, tax years following fiscal 2005 remain subject to examination as a result of the generation of net operating loss carryforwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company’s tax returns are currently under examination by tax authorities in multiple state and foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

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
The following table reflects the operating information by reportable segment for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Net revenue:
Ball Bonding Equipment	$357,833	$287,465	$909,428
Wedge Bonding Equipment	105,826	175,550	194,086
Advanced Solutions	52,876	72,256	94,683
APS	160,009	160,718	197,152
All Others	29,688	46,502	108,271
Net revenue	706,232	742,491	1,503,620
Income/(loss) from operations:
Ball Bonding Equipment	$113,000	81,929	385,276
Wedge Bonding Equipment	19,575	63,088	66,649
Advanced Solutions	(155,350)	(32,530)	(15,389)
APS	49,744	47,654	82,473
All Others	(33,527)	(36,797)	25,732
Corporate Expenses	(85,938)	(83,907)	(74,669)
(Loss)/Income from Operations	(92,496)	39,437	470,072
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
The following table reflects the net revenue by end markets served for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
General Semiconductor	$333,788	$333,937	$843,763
Automotive & Industrial	117,769	175,249	198,138
LED	21,076	50,166	137,077
Memory	73,590	22,421	127,490
APS	160,009	160,718	197,152
Total revenue	$706,232	$742,491	$1,503,620

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables reflect the capital expenditures, depreciation and amortization expense by reportable segment for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Capital expenditures:
Ball Bonding Equipment	$1,548	$1,087	$978
Wedge Bonding Equipment	699	436	1,450
Advanced Solutions	804	30,522	19,036
APS	1,177	5,298	4,964
All Others	$891	$658	$1,364
Corporate Expenses	8,617	9,701	4,441
Capital expenditures	$13,736	$47,702	$32,233

	Fiscal
(in thousands)	2024	2023	2022
Depreciation expense:
Ball Bonding Equipment	$1,363	$1,538	$1,398
Wedge Bonding Equipment	1,003	1,169	981
Advanced Solutions	5,945	7,706	2,034
APS	5,352	6,166	6,632
All Others	$1,577	1,505	1,047
Corporate Expenses	4,307	4,674	4,284
Depreciation expense	$19,547	$22,758	$16,376

	Fiscal
(in thousands)	2024	2023	2022
Amortization expense:
Ball Bonding Equipment	$—	$—	$—
Wedge Bonding Equipment	—	—	—
Advanced Solutions	—	—	—
APS	917	896	994
All Others	$3,904	4,837	3,557
Corporate Expenses	367	366	366
Amortization expense	$5,188	$6,099	$4,917

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Destination sales to unaffiliated customers:
China	$416,695	$335,393	$855,345
United States	66,147	65,705	83,906
Taiwan	59,288	66,358	123,995
Malaysia	54,275	64,013	126,520
Japan	12,778	35,849	18,092
Philippines	10,585	31,527	44,510
Korea	11,563	17,977	87,647
Hong Kong	11,743	13,933	27,216
All other(1)	63,158	111,736	136,389
Total destination sales to unaffiliated customers	$706,232	$742,491	$1,503,620

	Fiscal
(in thousands)	2024	2023
Long-lived assets:
Singapore	$47,035	$95,489
United States	29,166	24,894
China	15,635	17,717
Israel	7,822	9,264
All others	12,664	13,774
Total long-lived assets	$112,322	$161,138

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
The following table reflects the reserve for product warranty activity for fiscal 2024, 2023 and 2022:

	Fiscal
(in thousands)	2024	2023	2022
Reserve for warranty, beginning of period	$10,457	$13,443	$16,961
Provision for warranty	12,824	12,850	12,907
Utilization of reserve	(13,370)	(15,836)	(16,425)
Reserve for warranty, end of period	$9,911	$10,457	$13,443

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Commitments and Contingencies
The following table reflects the obligations not reflected on the Consolidated Balance Sheets as of September 28, 2024:

		Payments due by fiscal year
(in thousands)	Total	2025	2026	2027	2028	Thereafter
Inventory purchase obligation (1)	$126,078	$126,078	$—	$—	$—	$—

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
Unfunded Capital Commitments
As of September 28, 2024, the Company also has an obligation to fund uncalled capital commitments of approximately $6.6 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
There were no customers with sales representing more than 10% of our net revenue in fiscal 2024, 2023 and 2022.

The following table reflects the significant customer concentrations as a percentage of total accounts receivable as of September 28, 2024 and September 30, 2023:

	As of
	September 28, 2024	September 30, 2023
Tianshui Huatian Technology Co., Ltd.	17.2%	*
Forehope Semiconductor Group	15.7%	*
* Represents less than 10% of total accounts receivables
NOTE 17. RESTRUCTURING AND CANCELLATION OF PROJECT
Cancellation of Project
The Company was engaged by one of its customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"), which project was previously referred to as Project W. In connection with the Customer's strategic review of its business, the Customer informed the Company that it cancelled the Project.
In connection with the foregoing, on March 11, 2024, the Company committed to a plan to cease operational activities and commence wind down activities concerning various aspects of Project W. As at September 28, 2024, the wind down activities have been substantially completed.
Wind down charges as a result of these activities incurred during fiscal 2024 were accounted in accordance with ASC 330, Inventory. The Company also performed the impairment tests of all associated assets with reference to the guidance under ASC 330, Inventory and ASC 360, Property, Plant and Equipment. The wind down charges and impairments are primarily recorded in the Advanced Solutions reportable segment. Based on current information available, we do not expect any material future charges with respect to the cancellation of Project W that will be classified as exit and disposal costs under the guidance of ASC 420, Exit or Disposal Cost Obligations. We plan to fund the cash costs through existing cash balances.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer has agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. The aggregate amount of the reimbursement that the Customer has agreed to pay to the Company pursuant to the agreement is $86.2 million.
The following table presents a summary of the charges related to the cancellation of Project W incurred for the year ended September 28, 2024.

(in thousands)		Total Recognized as of
Charges	Statement of Operations Classification	September 28, 2024
Inventory write-down	Cost of sales	$57,333
Purchase Order cancellation charges	Cost of sales	$2,931
Impairment charges relating to long-lived assets	Impairment charges	$44,472
		$104,736
Inventory write-down
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost based upon projections about future consumption, and market conditions. We recorded a write-down to inventory totaling $57.3 million with a corresponding increase to cost of sales in our Consolidated Statements of Operations for fiscal 2024.
Purchase Order cancellation charges
$2.9 million of purchase order cancellation charges were included in the cost of sales in our Consolidated Statements of Operations for fiscal 2024. These costs relate to a net loss on firm purchase commitments for goods for inventory in accordance with ASC 330.
Impairment charges relating to long-lived assets
In determining the fair value of the long-lived assets, the estimated future cash flows were projected as zero. Accordingly, as of September 28, 2024, we recorded a full impairment of the long-lived assets, resulting in an impairment charge of $38.0 million related to property, plant and equipment primarily pertaining to leasehold improvements, $3.0 million related to the ROU assets and $3.5 million related to Asset Retirement Obligation (ARO).
Restructuring
In March 2024, the Company implemented a restructuring program to reallocate resources within the Company to enhance its performance, boost productivity and drive efficiency initiatives. As a result, we accounted for the related employee termination costs in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. For fiscal 2024, employee termination costs of $2.9 million related to other severance and employee costs incurred as a result of the restructuring program, primarily pertaining to ongoing employee benefit arrangements, were recorded within "Selling, general and administrative" in the Consolidated Statements of Operations.
In September 2024, the Company also implemented a restructuring program as part of our efforts to centralize global manufacturing and supply chain operations. The accrued costs amounting to $2.2 million, which pertain to ongoing employee benefit arrangements arising from the restructuring program as of September 28, 2024 are accounted in accordance with ASC 712 and is expected to be paid by the end of fiscal year 2025. The costs were recorded within "Selling, general and administrative" in the Consolidated Statement of Operations. The Company also expects to record costs amounting to $1.8 million in fiscal year 2025, pertaining to one-time benefit arrangements in accordance with ASC 420.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 28, 2024. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on that assessment, management has concluded that, as of September 28, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of September 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 28, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1—ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear, as applicable, under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Code of Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Committees of the Board of Directors—Nominating and Governance Committee” and “Shareholder Proposals” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE—Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE—SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Board Matters” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Singapore, PCAOB ID 1093.
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:

		Page
(1)	Financial Statements: See our consolidated financial statements under Item 8

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	88
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:
	See “Exhibit Index” within Item 15 below.	89

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

Fiscal 2024:	Beginning of period	Additions		Deductions		End of period
Allowance for doubtful accounts	$49	$—		$—	(1)	$49

Inventory reserve	$21,285	$38,569	(4)	$(28,070)	(2, 4)	$31,784

Valuation allowance for deferred taxes	$21,483	$23,979	(5)	$—		$45,462

Fiscal 2023:
Allowance for doubtful accounts	$—	$49		$—	(1)	$49

Inventory reserve	$19,238	$4,284		$(2,237)	(2)	$21,285

Valuation allowance for deferred taxes	$21,750	$—		$(267)	(3)	$21,483

Fiscal 2022:
Allowance for doubtful accounts	$687	$—		$(687)	(1, 6)	$—

Inventory reserve	$23,042	$—		$(3,804)	(2, 6)	$19,238

Valuation allowance for deferred taxes	$34,095	$—		$(12,345)	(3)	$21,750

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)
Reflects the net decrease in the valuation allowance primarily associated with the Company’s utilization of certain U.S. and foreign net operating losses for which a valuation allowance had previously been recorded, partially offset by an increase for U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.

(4)	Includes the write-down to inventory in relation to the cancellation of Project W that was provided for as inventory reserves during the quarter ended June 29, 2024.
(5)	Reflects the net increase in the valuation allowance primarily associated with the Company’s U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets
(6)
Certain balances in fiscal 2022 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in the fiscal period.

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

10.7
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and Kulicke & Soffa Pte. Ltd, dated October 23, 2023, is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2023. SEC file number 000-00121.

10.8	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.9
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.10	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*
10.11	Form of Performance Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.12	Form of Restricted Share Unit Award Agreement regarding the 2017 Equity Plan is incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 6, 2017.
10.13	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021
10.14	Form of CEO Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.
10.15	Form of Executive Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.

10.16	Form of CEO Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.17	Form of Executive Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.
10.18	Form of Restricted Stock Unit Award Agreement regarding the 2021 Omnibus Incentive Plan.
10.19	Incentive Compensation Plan Fiscal Year 2024.
10.20
Clawback Policy adopted as of October 12, 2023 is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended 30 September 2023. SEC file number 000-00121.

19.1	Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lester Wong, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 14, 2024

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 14, 2024
Fusen Chen	(Principal Executive Officer)

/s/ LESTER WONG	Executive Vice President and Chief Financial Officer	November 14, 2024
Lester Wong	(Principal Financial Officer and Principal Accounting Officer)

/s/ JON A. OLSON	Director	November 14, 2024
Jon A. Olson

/s/ GREGORY F. MILZCIK	Director	November 14, 2024
Gregory F. Milzcik

/s/ CHIN HU LIM	Director	November 14, 2024
Chin Hu Lim

/s/ JEFF RICHARDSON	Director	November 14, 2024
David J. Richardson

/s/ MUI SUNG YEO	Director	November 14, 2024
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 14, 2024
Peter T. Kong

/s/ DENISE M. DIGNAM	Director	November 14, 2024
Denise M. Dignam