Form 10-Q
period 2024-12-28
KULICKE & SOFFA INDUSTRIES INC
filed 2025-02-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, there were 53,383,168 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
December 28, 2024

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	December 28, 2024	September 28, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$278,325	$227,147
Short-term investments	260,000	350,000
Accounts and other receivable, net of allowance for doubtful accounts of $49 and $49, respectively	247,858	193,909
Inventories, net	185,060	177,736
Prepaid expenses and other current assets	42,646	46,161
TOTAL CURRENT ASSETS	1,013,889	994,953

Property, plant and equipment, net	62,467	64,823
Operating right-of-use assets	34,967	35,923
Goodwill	88,411	89,748
Intangible assets, net	22,802	25,239
Deferred tax assets	17,953	17,900
Equity investments	3,385	3,143
Other assets	7,571	8,433
TOTAL ASSETS	$1,251,445	$1,240,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	48,974	58,847
Operating lease liabilities	7,048	7,718
Accrued expenses and other current liabilities	77,073	90,802
Income taxes payable	36,056	26,427
TOTAL CURRENT LIABILITIES	169,151	183,794

Deferred tax liabilities	34,657	34,594
Income taxes payable	31,546	31,352
Operating lease liabilities	30,526	33,245
Other liabilities	12,821	13,168
TOTAL LIABILITIES	$278,701	$296,153

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 53,541 and 53,854 shares, respectively	597,901	596,703
Treasury stock, at cost, 31,823 and 31,510 shares, respectively	(914,241)	(881,830)
Retained earnings	1,313,213	1,242,558
Accumulated other comprehensive loss	(24,129)	(13,422)
TOTAL SHAREHOLDERS’ EQUITY	$972,744	$944,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,251,445	$1,240,162

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	December 28, 2024	December 30, 2023
Net revenue	$166,124	$171,189
Cost of sales	79,040	91,293
Gross profit	87,084	79,896
Selling, general and administrative	38,614	41,393
Research and development	37,808	36,810
Gain relating to cessation of business	(75,987)	—
Operating expenses	435	78,203
Income from operations	86,649	1,693
Interest income	6,352	9,899
Interest expense	(27)	(22)
Income before income taxes	92,974	11,570
Provision for income taxes	11,332	2,277
Net income	$81,642	$9,293

Net income per share:
Basic	$1.52	$0.16
Diluted	$1.51	$0.16

Weighted average shares outstanding:
Basic	53,791	56,650
Diluted	54,212	57,023

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	December 28, 2024	December 30, 2023
Net income	$81,642	$9,293
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(8,257)	6,280
Unrecognized actuarial loss/(gain) on pension plan, net of tax	118	(67)
Net (decrease)/increase from derivatives designated as hedging instruments, net of tax	(2,568)	1,470

Total other comprehensive (loss)/income	(10,707)	7,683

Comprehensive income	$70,935	$16,976
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders' Equity
	Outstanding Shares	Amount
Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
Issuance of stock for services rendered	7	245	70	—	—	315
Repurchase of common stock	(793)	—	(36,879)	—	—	(36,879)
Issuance of shares for equity-based compensation	473	(4,873)	4,549	—	—	(324)
Excise tax	—	—	(151)	—	—	(151)
Equity-based compensation	—	5,826	—	—	—	5,826
Cash dividend declared ($0.205 per share)	—	—	—	(10,987)	—	(10,987)
Components of comprehensive income:
Net income	—	—	—	81,642	—	81,642
Other comprehensive loss	—	—	—	—	(10,707)	(10,707)
Total comprehensive income/(loss)	—	—	—	81,642	(10,707)	70,935
Balances as of December 28, 2024	53,541	$597,901	$(914,241)	$1,313,213	$(24,129)	$972,744

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Outstanding Shares	Amount
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	7	253	62	—	—	315
Repurchase of common stock	(556)	—	(26,840)	—	—	(26,840)
Issuance of shares for equity-based compensation	734	(7,043)	7,043	—	—	—
Equity-based compensation	—	7,542	—	—	—	7,542
Cash dividend declared ($0.20 per share)	—	—	—	(11,303)	—	(11,303)
Components of comprehensive income
Net income	—	—	—	9,293	—	9,293
Other comprehensive income	—	—	—	—	7,683	7,683
Total comprehensive income	—	—	—	9,293	7,683	16,976
Balances as of December 30, 2023	56,495	$578,479	$(756,949)	$1,353,800	$(14,079)	$1,161,251

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	December 28, 2024	December 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,642	$9,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,013	7,985
Equity-based compensation	6,141	7,857
Adjustment for inventory valuation	1,321	2,789
Deferred taxes	10	(678)
(Gain)/loss on disposal of property, plant and equipment	(107)	43
Gain on disposal of a subsidiary	(3,227)	—
Unrealized fair value changes on equity investment	125	(211)
Unrealized foreign currency translation	(2,867)	2,565
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	(53,938)	(25,619)
Inventories	(9,050)	(22,083)
Prepaid expenses and other current assets	1,860	7,547
Accounts payable, accrued expenses and other current liabilities	(15,798)	(819)
Income taxes payable	9,824	2,396
Other, net	(2,047)	1,604
Net cash provided by/(used in) operating activities	18,902	(7,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	2,608	—
Purchases of property, plant and equipment	(10,202)	(4,426)
Investment in private equity fund	(367)	(1,115)
Purchase of short-term investments	(115,000)	(215,000)
Maturity of short-term investments	205,000	160,000
Net cash provided by/(used in) investing activities	82,039	(60,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(106)	(173)
Repurchase of common stock/treasury stock	(37,228)	(27,241)
Payments related to tax on vested equity compensation	(324)	—
Common stock cash dividends paid	(10,794)	(10,710)
Net cash used in financing activities	(48,452)	(38,124)
Effect of exchange rate changes on cash and cash equivalents	(1,311)	1,254
Changes in cash and cash equivalents	51,178	(104,742)
Cash and cash equivalents at beginning of period	227,147	529,402
Cash and cash equivalents at end of period	$278,325	$424,660

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	$—	$893

CASH PAID FOR:
Interest	$27	$22
Income taxes, net of refunds	$886	$264
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1. BASIS OF PRESENTATION
These consolidated condensed financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (“K&S,” “we,” “us,” “our,” or the “Company”), with appropriate elimination of intercompany balances and transactions.
The interim consolidated condensed financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024 (the “2024 Annual Report”) filed with the Securities and Exchange Commission on November 14, 2024, which includes the Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended September 28, 2024. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2025 quarters end on December 28, 2024, March 29, 2025, June 28, 2025 and October 4, 2025. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2024 quarters ended on December 30, 2023, March 30, 2024, June 29, 2024 and September 28, 2024.
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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 28, 2024. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended December 28, 2024, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to our significant accounting policies summarized in Note 1: Basis of Presentation to our Consolidated Financial Statements included in our 2024 Annual Report.
Recent Accounting Pronouncements
Disclosure Improvements
In October 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements over a variety of Codification Topics. They will also allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. This ASU will become effective for each amendment on the date on which the SEC removes the related disclosure from its regulations. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. This ASU will be effective for the Company's fiscal year 2025, and interim periods within the fiscal years beginning after the Company’s fiscal year 2026. Early adoption is permitted. The Company will include the required Segment Reporting disclosures within the Notes to Financial Statements with the filing of its Annual Report on Form 10-K for the year ending on October 4, 2025.

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires disclosure of certain expenses in the notes to the financial statements. This ASU will be effective for the Company's fiscal 2028 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
Components of significant balance sheet accounts as of December 28, 2024 and September 28, 2024 are as follows:

	As of
(in thousands)	December 28, 2024	September 28, 2024

Inventories, net:
Raw materials and supplies	$110,245	$113,119
Work in process	43,655	43,023
Finished goods	58,284	53,378
	212,184	209,520
Inventory reserves	(27,124)	(31,784)
	$185,060	$177,736
Property, plant and equipment, net (1):
Land	$2,182	$2,182
Buildings and building improvements	27,801	23,951
Leasehold improvements	39,064	44,682
Data processing equipment and software	37,879	37,917
Machinery, equipment, furniture and fixtures	103,288	105,548
Construction in progress	6,930	10,060
	217,144	224,340
Accumulated depreciation	(154,677)	(159,517)
	$62,467	$64,823
Accrued expenses and other current liabilities:
Accrued customer obligations (2)	$24,822	$31,014
Wages and benefits	29,110	31,349
Dividends payable	10,987	10,794
Commissions and professional fees	3,839	4,654
Accrued leasehold renovations	—	6,476
Other	8,315	6,515
	$77,073	$90,802
(1)Certain balances previously presented as Accumulated Impairment as of September 28, 2024 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in the fiscal period.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2024 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment in the future.
During the three months ended December 28, 2024, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended December 28, 2024, the persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the changes in the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category (refer to Note 14 for further information) as of December 28, 2024 and September 28, 2024:

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at September 28, 2024(1)	$18,280	$26,268	45,200	$89,748
Other	—	(198)	(1,139)	$(1,337)
Balance at December 28, 2024	$18,280	$26,070	44,061	$88,411
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of September 28, 2024 was $45.0 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of December 28, 2024 and September 28, 2024:

		As of December 28, 2024			As of September 28, 2024
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	6.0 to 15.0	$80,364	$(60,801)	$19,563	$83,401	$(61,575)	$21,826
Customer relationships	5.0 to 8.0	$36,554	$(34,912)	$1,642	$37,625	$(35,916)	$1,709
Trade and brand name	7.0 to 8.0	$7,095	$(7,095)	$—	$7,272	$(7,272)	$—
Other intangible assets	1.0 to 8.0	$5,617	$(4,479)	$1,138	$5,617	$(4,372)	$1,245
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
		$130,089	$(107,287)	$22,802	$134,374	$(109,135)	$25,239

The following table reflects estimated annual amortization expense related to intangible assets as of December 28, 2024:

As of
(in thousands)	December 28, 2024
Remaining fiscal 2025	$3,705
Fiscal 2026	4,940
Fiscal 2027	4,665
Fiscal 2028	4,244
Fiscal 2029	3,255
Thereafter	1,993
Total amortization expense	$22,802

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of December 28, 2024:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$27,050	$—	$—	$27,050
Cash equivalents:
Mutual Funds (1)	214,247	—	(3)	214,244
Time deposits (2)	37,031	—	—	37,031
Total cash and cash equivalents	$278,328	$—	$(3)	$278,325
Short-term investments:
Time deposits (2)	260,000	—	—	260,000
Total short-term investments	$260,000	$—	$—	$260,000
Total cash, cash equivalents and short-term investments	$538,328	$—	$(3)	$538,325
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of all short-term investments approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 28, 2024.
Cash, cash equivalents and short-term investments consisted of the following as of September 28, 2024:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$26,800	$—	$—	$26,800
Cash equivalents:
Mutual Funds (1)	157,590	89	—	157,679
Time deposits (2)	42,668	—	—	42,668
Total cash and cash equivalents	$227,058	$89	$—	$227,147
Short-term investments:
Time deposits (2)	350,000	—	—	350,000
Total short-term investments	$350,000	$—	$—	$350,000
Total cash, cash equivalents and short-term investments	$577,058	$89	$—	$577,147
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of December 28, 2024 and September 28, 2024:

	As of
(in thousands)	December 28, 2024	September 28, 2024
Non-marketable equity securities	$3,385	$3,143
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032, unless dissolved earlier or otherwise extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. As of December 28, 2024, the Company has funded $3.8 million into the affiliated investment fund and recognized a cumulative unrealized fair value loss of $0.4 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities as described in Note 4 and 5 at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 28, 2024.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of December 28, 2024 and September 28, 2024 were as follows:

	As of
	December 28, 2024		September 28, 2024
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$42,486	$(1,047)	$46,234	$1,521
Total derivatives	$42,486	$(1,047)	$46,234	$1,521
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
The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 28, 2024 and December 30, 2023 were as follows:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss) / gain recognized in OCI, net of tax(1)	$(2,285)	$1,255
Net gain / (loss) reclassified from accumulated OCI into income, net of tax(2)	$283	$(215)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of December 28, 2024, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of December 28, 2024 and September 28, 2024, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Operating lease expense (1)	$2,348	$2,857
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the three months ended December 28, 2024 and December 30, 2023.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,570	$2,422
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	December 28, 2024	September 28, 2024
Operating leases:
Weighted-average remaining lease term (in years):	7.1	7.3
Weighted-average discount rate:	7.1%	7.2%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Future lease payments, excluding short-term leases, as of December 28, 2024, are detailed as follows:

As of
(in thousands)	December 28, 2024
Remaining fiscal 2025	$7,552
Fiscal 2026	7,654
Fiscal 2027	5,516
Fiscal 2028	4,860
Fiscal 2029	4,788
Thereafter	17,688
Total minimum lease payments	$48,058
Less: Interest	$10,484
Present value of lease obligations	$37,574
Less: Current portion	$7,048
Long-term portion of lease obligations	$30,526

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 28, 2024, the outstanding amount under this facility was $4.7 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of December 28, 2024, there were no outstanding amounts under the Overdraft Facility.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 10. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019, 2020 and 2022, the Board of Directors increased the share repurchase authorization to $200 million, $300 million, $400 million and $800 million, respectively, and extended its duration through August 1, 2025 (the "Prior Program").
During the three months ended December 28, 2024, the Company repurchased a total of approximately 657.0 thousand shares of common stock under the Prior Program at a cost of approximately $30.3 million. On December 2, 2024, the Company announced that it has completed share repurchases under the Prior Program.
Additionally, and as previously announced on November 13, 2024, the Board of Directors authorized a new share repurchase program to repurchase up to $300 million of the Company's common stock (the "New Program"), with the intention that the New Program initiate upon the completion of the Prior Program.
Contemporaneously, on December 2, 2024, the Company entered into a new written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029. The New Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the New Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.
During the three months ended December 28, 2024, the Company repurchased a total of approximately 136.0 thousand shares of common stock under the New Program at a cost of approximately $6.6 million.
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
As of December 28, 2024, our remaining stock repurchase authorization under the New Program was approximately $293.4 million.
Dividends
On November 13, 2025, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock, representing a $0.005 increase over the last quarterly dividend. Dividends paid during the three months ended December 28, 2024 totaled $10.8 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Accumulated Other Comprehensive/Loss
The following table reflects changes in accumulated other comprehensive income/(loss) by component as of December 28, 2024 and September 28, 2024:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	Gain/(Loss) on Derivative Instruments	Total
As of September 28, 2024	$(13,261)	$(1,682)	$1,521	$(13,422)
Other comprehensive income/(loss) before reclassifications	(7,923)	118	(2,285)	(10,090)
Amount reclassified out of accumulated other comprehensive income/(loss)	(815)	—	(283)	(1,098)
Tax effects	481	—	—	481
Other comprehensive income/(loss)	(8,257)	118	(2,568)	(10,707)
As of December 28, 2024	$(21,518)	$(1,564)	$(1,047)	$(24,129)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of December 28, 2024, 1.1 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 28, 2024 and December 30, 2023 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(shares in thousands)	December 28, 2024	December 30, 2023
Time-based RSUs	563	499
Relative TSR PSUs	128	231
Growth PSUs	—	49
Common stock	7	7
Equity-based compensation in shares	698	786
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Cost of sales	$383	$359
Selling, general and administrative	3,739	5,680
Research and development	2,019	1,818
Total equity-based compensation expense	$6,141	$7,857
The following table reflects equity-based compensation expense, by type of award, for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Time-based RSUs	$5,156	$4,543
Relative TSR PSUs	1,778	1,560
Growth PSUs	(1,108)	1,439
Common stock	315	315
Total equity-based compensation expense	$6,141	$7,857

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended December 28, 2024 and December 30, 2023, the service revenue was not material.
The Company reports revenue based on its reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 14: Segment Information, for disclosure of revenue by segment and end markets.
Contract Balances

	As of
(in thousands)	December 28, 2024	September 28, 2024
Contract liabilities	$12,443	$18,646
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advanced payments from customers, partially offset by the recognition in revenue of $9.6 million that was included in contract liabilities as of September 28, 2024.

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands, except per share data)	December 28, 2024		December 30, 2023
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$81,642	$81,642	$9,293	$9,293
DENOMINATOR:
Weighted average shares outstanding - Basic	53,791	53,791	56,650	56,650
Dilutive effect of Equity Plans		421		373
Weighted average shares outstanding - Diluted		54,212		57,023
EPS:
Net income per share - Basic	$1.52	$1.52	$0.16	$0.16
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$1.51		$0.16

Anti-dilutive shares(1)		1		25

(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three months ended December 28, 2024 and December 30, 2023 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(dollar amounts in thousands)	December 28, 2024	December 30, 2023
Provision for income taxes	$11,332	$2,277
Effective tax rate	12.2%	19.7%
For the three months ended December 28, 2024, the increase in provision for income taxes and the decrease in the effective tax rate was primarily due to the reimbursement from Project W cancellation which was recorded as a discrete item in the quarter.
For the three months ended December 28, 2024, the effective tax rate is different than the U.S. federal statutory tax rate primarily due to earnings of foreign subsidiaries subject to tax at different rates than the U.S., tax incentives, tax credits, changes in valuation allowances, the impact of Global Intangible Low-Taxed Income, and the tax impact from the reimbursement of Project W cancellation.

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
Any other operating segments that have not been aggregated within the reportable segments described above which do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of certain advanced display, advanced dispense, electronics assembly and die-attach systems and solutions. Results for the “All Others” category and other corporate expenses are included as a reconciling item between the Company’s reportable segments and its consolidated results of operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects operating information by segment for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Net revenue:
Ball Bonding Equipment	$59,686	$86,270
Wedge Bonding Equipment	32,223	23,459
Advanced Solutions	28,178	11,324
APS	39,386	41,241
All Others	6,651	8,895
Net revenue	166,124	171,189
Income from operations:
Ball Bonding Equipment	13,428	27,714
Wedge Bonding Equipment	6,703	4,294
Advanced Solutions	78,574	(13,435)
APS	11,255	12,246
All Others	(3,212)	(8,074)
Corporate Expenses	(20,099)	(21,052)
Income from operations	$86,649	$1,693
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
The following table reflects net revenue by end markets served for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
General Semiconductor	$65,559	$70,948
Automotive & Industrial	31,175	23,521
LED	19,279	5,732
Memory	10,725	29,747
APS	39,386	41,241
Total revenue	$166,124	$171,189

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Capital expenditures:
Ball Bonding Equipment	$7	$396
Wedge Bonding Equipment	35	14
Advanced Solutions	78	244
APS	384	425
All Others	148	141
Corporate Expenses	1,459	2,313
	$2,111	$3,533

Depreciation expense:
Ball Bonding Equipment	$332	$321
Wedge Bonding Equipment	227	284
Advanced Solutions	235	3,047
APS	1,399	1,323
All Others	328	380
Corporate Expenses	1,246	1,283
	$3,767	$6,638

Amortization expense:
Ball Bonding Equipment	$—	$—
Wedge Bonding Equipment	—	—
Advanced Solutions	—	—
APS	281	226
All Others	873	1,029
Corporate Expenses	92	92
	$1,246	$1,347

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects the reserve for warranty activity for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Reserve for warranty, beginning of period	$9,911	$10,457
Provision for warranty	2,529	2,936
Utilization of reserve	(3,014)	(3,226)
Reserve for warranty, end of period	$9,426	$10,167
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of December 28, 2024:

		Payments due by fiscal year
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Inventory purchase obligation (1)	$137,052	$47,166	$89,886	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of December 28, 2024, the Company also has an obligation to fund uncalled capital commitments of approximately $6.2 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
	December 28, 2024	December 30, 2023
First Technology China Ltd.(1)	11.8%	*
Tianshui Huatian Technology Co., Ltd.	10.9%	*
Matfron (Shanghai) Semiconductor Technology Co.,Ltd.	*	10.6%
* Represents less than 10% of total net revenue
(1) Distributor of the Company’s products

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 28, 2024 and December 30, 2023:

	As of
	December 28, 2024	December 30, 2023
Tianshui Huatian Technology Co., Ltd.	23.4%	*
Forehope Electronic (Ningbo) Co., Ltd.	11.8%	10.7%
* Represents less than 10% of total accounts receivable

NOTE 16. CESSATION OF BUSINESS
Cancellation of Project
The Company was engaged by one of its customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"), previously referred to as Project W. As previously disclosed in fiscal 2024, in connection with the Customer's strategic review of its business, the Customer informed the Company that it cancelled the Project.
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer had agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. $15.1 million was included within "Net Revenue" for delivered products. The remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Condensed Statements of Operations, with the corresponding increase to the Accounts and other receivable in our Consolidated Condensed Balance Sheets.
Disposal of a subsidiary
On October 16, 2024, the Company, through one of its subsidiaries, Kulicke and Soffa Holland Holdings B.V., entered into a Share Sale and Purchase Agreement with Onto Innovation Europe B.V. ("Onto") for the sale of 100% of the common shares of Kulicke & Soffa Liteq B.V. ("K&S Liteq") and its related lithography business. The sale was completed on October 18, 2024. Accordingly, the Company has deconsolidated K&S Liteq in the Company’s unaudited condensed consolidated financial statements. The disposal of K&S Liteq did not have a material impact on our consolidated financial statements.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 (our “2024 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this Quarterly Report, as well as our audited financial statements included in our 2024 Annual Report.

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
All other operating segments that do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of certain advanced display, advanced dispense, electronics assembly, and die-attach systems and solutions.

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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 87.2% and 89.9% of our net revenue for the three months ended December 28, 2024 and December 30, 2023, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 48.9% and 46.2% of our net revenue for the three months ended December 28, 2024 and December 30, 2023, respectively, were for shipments to customers headquartered in China.
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
Our APS reportable segment has historically been less volatile than the other reportable segments. APS sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings through continuous research and development or acquisitions and managing our business efficiently throughout the business cycles. However, our visibility into future demand is generally limited, forecasting is difficult, and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 28, 2024, our total cash, cash equivalents and short-term investments were $538.3 million, a $38.8 million decrease from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.

Key Events in Fiscal 2025 to Date
Cancellation of Project W
The Company was engaged by one of its customers (the "Customer") to support the Customer with the development and future mass production of certain technologies relating to advanced display (the "Project"), previously referred to as Project W. As previously disclosed in fiscal 2024, in connection with the Customer's strategic review of its business, the Customer informed the Company that it cancelled the Project.
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer had agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. $15.1 million was included within "Net Revenue" for delivered products. The remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Condensed Statements of Operations, with the corresponding increase to the Accounts and other receivable in our Consolidated Condensed Balance Sheets.
Macroeconomic Headwinds
The cost of logistics remains high as a result of macroeconomic conditions, inflation and labor shortages across layers of the supply chain. The Company’s management continues to monitor for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary and logistical costs resulting either directly or indirectly from the tensions in the Middle East or between Ukraine and Russia.
The ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict have not had a material impact on our financial condition and operating results in fiscal 2025 to date. We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of this Quarterly Report. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
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
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2024 Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(dollar amounts in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net revenue	$166,124	$171,189	$(5,065)	(3.0)%
Cost of sales	79,040	91,293	(12,253)	(13.4)%
Gross profit	87,084	79,896	7,188	9.0%
Selling, general and administrative	38,614	41,393	(2,779)	(6.7)%
Research and development	37,808	36,810	998	2.7%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Operating expenses	435	78,203	(77,768)	(99.4)%
Income from operations	$86,649	$1,693	$84,956	5,018.1%

Net Revenue
Our net revenue for the three months ended December 28, 2024 decreased as compared to our net revenue for the three months ended December 30, 2023. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, APS and All Others and partially offset by the higher volume in Wedge Bonding Equipment and Advanced Solutions, as further outlined in the following tables presented immediately below.
The following tables reflect net revenue for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(dollar amounts in thousands)	December 28, 2024		December 30, 2023		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$59,686	35.9%	$86,270	50.4%	$(26,584)	(30.8)%
Wedge Bonding Equipment	32,223	19.4%	23,459	13.7%	$8,764	37.4%
Advanced Solutions	28,178	17.0%	11,324	6.6%	$16,854	148.8%
APS	39,386	23.7%	41,241	24.1%	(1,855)	(4.5)%
All Others	6,651	4.0%	8,895	5.2%	(2,244)	(25.2)%
Total net revenue	$166,124	100.0%	$171,189	100.0%	$(5,065)	(3.0)%

Ball Bonding Equipment
For the three months ended December 28, 2024, the decrease in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in the general semiconductor and memory end markets as a result of relatively stable factory utilization levels.
Wedge Bonding Equipment
For the three months ended December 28, 2024, the increase in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volume of customer purchases primarily in the general semiconductor and automotive markets driven by wider Electric Vehicle adoption in certain regions.
Advanced Solutions
For the three months ended December 28, 2024, the increase in Advanced Solutions net revenue as compared to the prior year period was primarily due to a higher volume of customer purchases in the general semiconductor and LED end markets.
APS
For the three months ended December 28, 2024, the decrease in APS net revenue as compared to the prior year period was due to a lower volume of customer purchases primarily in spares and services.
All Others
For the three months ended December 28, 2024, the decrease in All Others net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in the general semiconductor end market.
Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended		Basis Point
	December 28, 2024	December 30, 2023	Change
Ball Bonding Equipment	48.1%	47.2%	90
Wedge Bonding Equipment	44.4%	50.4%	(600)
Advanced Solutions	77.6%	26.1%	5,150
APS	52.7%	55.2%	(250)
All Others	21.9%	17.1%	480
Total gross profit margin	52.4%	46.7%	570

Ball Bonding Equipment
For the three months ended December 28, 2024, the increase in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily due to a favorable customer mix, including higher sales to customers where we achieve higher average margins.
Wedge Bonding Equipment
For the three months ended December 28, 2024, the lower Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a less favorable product mix, including higher sales of lower margin products and a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For the three months ended December 28, 2024, the increase in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to a favorable product mix which included revenue recognized from delivered products relating to the cancellation of Project W.

APS
For the three months ended December 28, 2024, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by lower volume from spares and services, and unfavorable pricing from bonding tools.
All others
For the three months ended December 28, 2024, the higher gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by a provision for excess and obsolete inventory in the prior year period.
Operating Expenses
The following tables reflect operating expenses for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(dollar amounts in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Selling, general & administrative	$38,614	$41,393	$(2,779)	(6.7)%
Research & development	37,808	36,810	998	2.7%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Total	$435	$78,203	$(77,768)	(99.4)%

Selling, General and Administrative (“SG&A”)
For the three months ended December 28, 2024, the lower SG&A expenses as compared to the prior year period were primarily due to a $4.2 million net favorable variance in foreign exchange. This was partially offset by $0.7 million in severance expenses and $0.3 million in higher staff costs.
Research and Development (“R&D”)
For the three months ended December 28, 2024, the higher R&D expenses as compared to the prior year period were primarily due to $2.9 million higher staff cost related to incentive compensation. This was partially offset by $2.2 million in lower spending on prototype materials.
Gain relating to cessation of business
For the three months ended December 28, 2024, the higher gain relating to cessation of business as compared to the prior year period was primarily due to the $71.1 million reimbursement for certain costs and expenses from Project W cancellation, a $3.2 million gain on the disposal of a subsidiary and a $1.7 million gain from the supplier settlement.

Income/(Loss) from Operations
Our income from operations for the three months ended December 28, 2024 increased as compared to our income from operations for the three months ended December 30, 2023. The changes in income from operations for the respective segments are due to the changes in net revenue, gross profit margin and operating expenses as explained in the respective sections above.
The following tables reflect income/(loss) from operations by reportable segments for the three months ended December 28, 2024 and December 30, 2023.

	Three months ended
(dollar amounts in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Ball Bonding Equipment	$13,428	$27,714	$(14,286)	(51.5)%
Wedge Bonding Equipment	6,703	4,294	2,409	56.1%
Advanced Solutions	78,574	(13,435)	92,009	684.8%
APS	11,255	12,246	(991)	(8.1)%
All Others	(3,212)	(8,074)	4,862	60.2%
Corporate Expenses	(20,099)	(21,052)	953	4.5%
Total income from operations	$86,649	$1,693	$84,956	5,018.1%

Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(dollar amounts in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Interest income	$6,352	$9,899	$(3,547)	(35.8)%
Interest expense	$(27)	$(22)	$(5)	(22.7)%

Interest income
For the three months ended December 28, 2024, interest income decreased as compared to the prior year period primarily due to a lower average balances of cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(dollar amounts in thousands)	December 28, 2024	December 30, 2023	Change
Provision for income taxes	$11,332	$2,277	$9,055
Effective tax rate	12.2%	19.7%	(7.5)%
For the three months ended December 28, 2024, the increase in provision for income taxes and decrease in the effective tax rate was primarily due to the reimbursement from Project W cancellation which was recorded as a discrete item in the quarter.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of December 28, 2024 and September 28, 2024:

	As of
(dollar amounts in thousands)	December 28, 2024	September 28, 2024	$ Change
Cash and cash equivalents	$278,325	$227,147	$51,178
Short-term investments	260,000	350,000	(90,000)
Total cash, cash equivalents, and short-term investments	$538,325	$577,147	$(38,822)
Percentage of total assets	43.0%	46.5%
The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(in thousands)	December 28, 2024	December 30, 2023
Net cash provided by/(used in) operating activities	$18,902	$(7,331)
Net cash provided by/(used in) investing activities	82,039	(60,541)
Net cash used in financing activities	(48,452)	(38,124)
Effect of exchange rate changes on cash and cash equivalents	(1,311)	1,254
Changes in cash and cash equivalents	$51,178	$(104,742)
Cash and cash equivalents, beginning of period	227,147	529,402
Cash and cash equivalents, end of period	$278,325	$424,660
Three months ended December 28, 2024
The increase in net cash used in operating activities was primarily due to a net income of $81.6 million and non-cash adjustments to net income of $6.4 million, partially offset by a net unfavourable change in operating assets and liabilities of $69.1 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $53.9 million, an increase in inventories of $9.1 million, and a decrease in accounts payable and accrued expenses and other current liabilities of $15.8 million . This was partially offset by an increase in income tax payable of $9.8 million and a decrease in prepaid expenses and other current assets of $1.9 million.
The increase in accounts and other receivable in the three months ended December 28, 2024 was mainly due to the timing of payments due. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower customer advances, accrued employee compensation and lower material purchases. The increase in income tax payable was primarily due to higher profitability which included the reimbursement from Project W cancellation which was recorded as a discrete item in the quarter.
Net cash provided by investing activities was due to net maturity of short-term investments of $90.0 million and net cash received from the disposal of a subsidiary of $2.6 million, and offset by capital expenditures of $10.2 million and investment in a private equity fund of $0.4 million.
Net cash used in financing activities was primarily due to common stock repurchases of $37.2 million and dividend payments of $10.8 million.

Three months ended December 30, 2023
Net cash used in operating activities was primarily due to net income of $9.3 million, non-cash adjustments to net income of $20.4 million and a net unfavorable change in operating assets and liabilities of $37.0 million. The net change in operating assets and liabilities was primarily driven by a increase in accounts and other receivable of $25.6 million, an increase in inventories of $22.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $0.8 million. This was partially offset by an decrease in prepaid expenses and other current assets of $7.5 million and an increase income tax payable of $2.4 million.
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
Fiscal 2025 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2025 capital expenditures to be between approximately $13.0 million and $17.0 million, of which approximately $2.1 million has been incurred through the first quarter. The actual amounts for 2025 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions and other factors, some of which are beyond our control.
As of December 28, 2024 and September 28, 2024, approximately $313.8 million and $302.6 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
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
We believe that our existing cash, cash equivalents, short-term investments, existing Facility Agreements, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, and effects arising from the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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

Share Repurchase Program
On August 15, 2017, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 1, 2020. In 2018, 2019, 2020 and 2022, the Board of Directors increased the share repurchase authorization to $200 million, $300 million, $400 million and $800 million, respectively, and extended its duration through August 1, 2025 (the "Prior Program").
During the three months ended December 28, 2024, the Company repurchased a total of approximately 657.0 thousand shares of common stock under the Prior Program at a cost of approximately $30.3 million. On December 2, 2024, the Company announced that it has completed share repurchases under the Prior Program.
Additionally, and as previously announced on November 13, 2024, the Board of Directors authorized a new share repurchase program to repurchase up to $300 million of the Company's common stock (the "New Program"), with the intention that the New Program initiate upon the completion of the Prior Program.
Contemporaneously, on December 2, 2024, the Company entered into a new written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029. The New Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the New Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.
During the three months ended December 28, 2024, the Company repurchased a total of approximately 136.0 thousand shares of common stock under the New Program at a cost of approximately $6.6 million.
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
As of December 28, 2024, our remaining stock repurchase authorization under the New Program was approximately $293.4 million.
Dividends
On November 13, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three months ended December 28, 2024 totaled $10.8 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of December 28, 2024, the Company had deferred tax liabilities of $34.7 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $19.7 million, inclusive of accrued interest on uncertain tax positions of $4.0 million, substantially all of which would affect our effective tax rate in the future, if recognized.

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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of December 28, 2024:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$137,052	$47,166	$89,886	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$28,619	16,808	11,811	—	—
Total	$165,671	$63,974	$101,697	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2)Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of December 28, 2024, there were no outstanding amounts under the Overdraft Facility.
As of December 28, 2024, other than the bank guarantee disclosed in Note 9 of Item 1, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of December 28, 2024, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $5.0 million to $6.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $42.5 million outstanding as of December 28, 2024.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 28, 2024 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2024 Annual Report.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended December 28, 2024 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
September 29, 2024 to October 26, 2024	313	$44.52	313	$16,309
October 27, 2024 to November 30, 2024	344	$47.33	344	$—
December 1, 2024 to December 28, 2024	136	$48.89	136	$293,372
For the three months ended December 28, 2024	793		793
(1)On August 15, 2017, the Company’s Board of Directors authorized the Prior Program, as amended from time to time. Additionally, and as previously announced on November 13, 2024, the Board of Directors authorized the New Program, with the intention that the New Program initiate upon the completion of the Prior Program. Contemporaneously, on December 2, 2024, the Company entered into a new written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029. The New Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the New Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.

Item 3. – Defaults Upon Senior Securities.
None.
Item 4. – Mine Safety Disclosures
None.

Item 5. – Other Information
Director and Officer Trading Plans and Arrangements
On December 2, 2024, Nelson Wong, Senior Vice President (Global Sales & Supply Chain) of the Company, adopted a Rule 10b5-1 trading arrangement (the "Plan"), pursuant to which a maximum amount of 70,000 common stock of the Company may be sold under the Plan from March 2, 2025 through September 2, 2026. The Plan terminates on the earlier of: (i) September 2, 2026, (ii) the first date on which all trades set forth in the Plan have been executed, or (iii) such date the Plan is otherwise terminated according to its terms.
The above trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 6, 2025	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)