Form 10-Q
period 2025-03-29
KULICKE & SOFFA INDUSTRIES INC
filed 2025-05-07
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 52,769,348 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
March 29, 2025

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	March 29, 2025	September 28, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$286,519	$227,147
Short-term investments	295,000	350,000
Accounts and other receivable, net of allowance for doubtful accounts of $65 and $49, respectively	173,934	193,909
Inventories, net	155,655	177,736
Prepaid expenses and other current assets	37,092	46,161
TOTAL CURRENT ASSETS	948,200	994,953

Property, plant and equipment, net	60,118	64,823
Operating right-of-use assets	30,207	35,923
Goodwill	69,522	89,748
Intangible assets, net	6,215	25,239
Deferred tax assets	18,716	17,900
Equity investments	5,484	3,143
Other assets	6,802	8,433
TOTAL ASSETS	$1,145,264	$1,240,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	48,396	58,847
Operating lease liabilities	6,702	7,718
Accrued expenses and other current liabilities	96,125	90,802
Income taxes payable	31,807	26,427
TOTAL CURRENT LIABILITIES	183,030	183,794

Deferred tax liabilities	35,215	34,594
Income taxes payable	20,156	31,352
Operating lease liabilities	29,575	33,245
Other liabilities	13,122	13,168
TOTAL LIABILITIES	$281,098	$296,153

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 53,032 and 53,854 shares, respectively	605,322	596,703
Treasury stock, at cost, 32,332 and 31,510 shares, respectively	(935,633)	(881,830)
Retained earnings	1,217,808	1,242,558
Accumulated other comprehensive loss	(23,331)	(13,422)
TOTAL SHAREHOLDERS’ EQUITY	$864,166	$944,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,145,264	$1,240,162

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net revenue	$161,986	$172,074	$328,110	$343,263
Cost of sales	121,602	155,603	200,642	246,896
Gross profit	40,384	16,471	127,468	96,367
Selling, general and administrative	48,014	39,450	86,628	80,843
Research and development	37,220	37,704	75,028	74,514
Gain relating to cessation of business	—	—	(75,987)	—
Impairment charges	39,817	44,472	39,817	44,472
Operating expenses	125,051	121,626	125,486	199,829
(Loss)/Income from operations	(84,667)	(105,155)	1,982	(103,462)
Interest income	5,622	8,848	11,974	18,747
Interest expense	(36)	(18)	(63)	(40)
(Loss)/Income before income taxes	(79,081)	(96,325)	13,893	(84,755)
Provision for income taxes	5,438	6,355	16,770	8,632
Net loss	$(84,519)	$(102,680)	$(2,877)	$(93,387)

Net loss per share:
Basic	$(1.59)	$(1.83)	$(0.05)	$(1.66)
Diluted	$(1.59)	$(1.83)	$(0.05)	$(1.66)

Weighted average shares outstanding:
Basic	53,311	56,154	53,551	56,402
Diluted	53,311	56,154	53,551	56,402

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(84,519)	$(102,680)	$(2,877)	$(93,387)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	468	(3,027)	(7,789)	3,253
Net changes in pension plan, net of tax	(39)	55	79	(12)
Net increase/(decrease) from derivatives designated as hedging instruments, net of tax	369	(1,161)	(2,199)	309

Total other comprehensive income/(loss)	798	(4,133)	(9,909)	3,550

Comprehensive loss	$(83,721)	$(106,813)	$(12,786)	$(89,837)
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Gain	Shareholders' Equity
	Outstanding Shares	Amount
Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
Issuance of stock for services rendered	7	245	70	—	—	315
Repurchase of common stock	(793)	—	(36,879)	—	—	(36,879)
Issuance of shares for equity-based compensation	473	(4,873)	4,549	—	—	(324)
Excise tax	—	—	(151)	—	—	(151)
Equity-based compensation	—	5,826	—	—	—	5,826
Cash dividend declared ($0.205 per share)	—	—	—	(10,987)	—	(10,987)
Components of comprehensive income:
Net income	—	—	—	81,642	—	81,642
Other comprehensive loss	—	—	—	—	(10,707)	(10,707)
Total comprehensive income/(loss)	—	—	—	81,642	(10,707)	70,935
Balances as of December 28, 2024	53,541	$597,901	$(914,241)	$1,313,213	$(24,129)	$972,744
Issuance of stock for services rendered	7	259	55	—	—	314
Repurchase of common stock	(518)	—	(21,250)	—	—	(21,250)
Issuance of shares for equity-based compensation	2	(17)	14	—	—	(3)
Excise tax	—	—	(211)	—	—	(211)
Equity-based compensation	—	7,179	—	—	—	7,179
Cash dividend declared ($0.205 per share)	—	—	—	(10,886)	—	(10,886)
Components of comprehensive loss:
Net loss	—	—	—	(84,519)	—	(84,519)
Other comprehensive income	—	—	—	—	798	798
Total comprehensive (loss)/income	—	—	—	(84,519)	798	(83,721)
Balances as of March 29, 2025	53,032	$605,322	$(935,633)	$1,217,808	$(23,331)	$864,166

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shareholders' Equity
	Outstanding Shares	Amount
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	7	253	62	—	—	315
Repurchase of common stock	(556)	—	(26,840)	—	—	(26,840)
Issuance of shares for equity-based compensation	734	(7,043)	7,043	—	—	—
Equity-based compensation	—	7,542	—	—	—	7,542
Cash dividend declared ($0.20 per share)	—	—	—	(11,303)	—	(11,303)
Components of comprehensive income
Net income	—	—	—	9,293	—	9,293
Other comprehensive income	—	—	—	—	7,683	7,683
Total comprehensive income	—	—	—	9,293	7,683	16,976
Balances as of December 30, 2023	56,495	$578,479	$(756,949)	$1,353,800	$(14,079)	$1,161,251
Issuance of stock for services rendered	6	258	57	—	—	315
Repurchase of common stock	(755)	—	(37,329)	—	—	(37,329)
Issuance of shares for equity-based compensation	4	(28)	28	—	—	—
Equity-based compensation	—	5,917	—	—	—	5,917
Cash dividend declared ($0.20 per share)	—	—	—	(11,164)	—	(11,164)
Components of comprehensive income:
Net loss	—	—	—	(102,680)	—	(102,680)
Other comprehensive loss	—	—	—	—	(4,133)	(4,133)
Total comprehensive loss	—	—	—	(102,680)	(4,133)	(106,813)
Balances as of March 30, 2024	55,750	$584,626	$(794,193)	$1,239,956	$(18,212)	$1,012,177

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	March 29, 2025	March 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,877)	$(93,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,024	14,952
Impairment charges	39,817	44,472
Equity-based compensation	13,634	14,089
Adjustment for doubtful accounts	16	—
Adjustment for inventory valuation	33,443	65,681
Deferred taxes	(195)	12,563
(Gain)/loss on disposal of property, plant and equipment	(128)	43
Gain on disposal of a subsidiary	(3,154)	—
Unrealized fair value changes on equity investment	(526)	(423)
Unrealized foreign currency translation	(3,895)	1,689
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and other receivable	20,091	(36,491)
Inventories	(11,290)	(28,644)
Prepaid expenses and other current assets	7,422	13,406
Accounts payable, accrued expenses and other current liabilities	3,306	(7,784)
Income taxes payable	(5,818)	(21,713)
Other, net	(1,091)	(5,932)
Net cash provided by/(used in) operating activities	98,779	(27,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	2,535	—
Purchases of property, plant and equipment	(12,156)	(10,997)
Proceeds from sales of property, plant and equipment	60	—
Investment in private equity fund	(1,815)	(1,115)
Purchase of short-term investments	(250,000)	(430,000)
Maturity of short-term investments	305,000	385,000
Net cash provided by/(used in) investing activities	43,624	(57,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(207)	(306)
Repurchase of common stock/treasury stock	(58,487)	(63,477)
Payment of excise tax for share repurchases	(1,156)	—
Payments related to tax on vested equity compensation	(327)	—
Common stock cash dividends paid	(21,781)	(22,013)
Net cash used in financing activities	(81,958)	(85,796)
Effect of exchange rate changes on cash and cash equivalents	(1,073)	733
Changes in cash and cash equivalents	59,372	(169,654)
Cash and cash equivalents at beginning of period	227,147	529,402
Cash and cash equivalents at end of period	$286,519	$359,748

CASH PAID FOR:
Interest	$63	$40
Income taxes, net of refunds	$17,860	$17,488
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
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the intended cessation of its Electronics Assembly ("EA") equipment business. The plan includes an intention to wind down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The intended cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company intends to initiate in its third fiscal quarter of 2025. The wind down activities are ongoing and are expected to be substantially completed by the first half of fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations. For additional information, see Note 16: Cessation of Business in our Notes to the Consolidated Condensed Financial Statements.

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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 29, 2025. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended March 29, 2025, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
Components of significant balance sheet accounts as of March 29, 2025 and September 28, 2024 are as follows:

	As of
(in thousands)	March 29, 2025	September 28, 2024

Inventories, net:
Raw materials and supplies	$113,115	$113,119
Work in process	39,889	43,023
Finished goods	61,237	53,378
	214,241	209,520
Inventory reserves (1)	(58,586)	(31,784)
	$155,655	$177,736
Property, plant and equipment, net (1) (2):
Land	$2,182	$2,182
Buildings and building improvements	28,200	23,951
Leasehold improvements	39,253	44,682
Data processing equipment and software	38,281	37,917
Machinery, equipment, furniture and fixtures	102,060	105,548
Construction in progress	8,712	10,060
	218,688	224,340
Accumulated depreciation	(158,570)	(159,517)
	$60,118	$64,823
Accrued expenses and other current liabilities:
Accrued customer obligations (3)	$26,687	$31,014
Wages and benefits	28,581	28,942
Dividends payable	10,886	10,794
Commissions and professional fees	3,415	4,654
Accrued leasehold renovations	—	6,476
Accrued adverse purchase commitments(1)	11,357	1,836
Severance(1)	11,292	2,407
Other	3,907	4,679
	$96,125	$90,802
(1)Please see Note 16: Cessation of Business for more information on the wind down charges and impairments related to the intended cessation of the EA equipment business.
(2)Certain balances previously presented as Accumulated Impairment as of September 28, 2024 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in the fiscal period.
(3)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

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
Under ASC 350, the Company is required to test its goodwill and other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. During the three months ended March 29, 2025, the Company concluded that a triggering event had occurred in connection with one reporting unit within the APS reportable segment and one reporting unit within the "All Others" category. The triggering event occurred based on the approval of the strategic plan related to the intended cessation of the EA equipment business. In view of the intended cessation of the EA equipment business and the related reduction in revenue and future cash flow for the reporting units, the Company performed a qualitative assessment and determined that it is more likely than not that this will reduce the fair value of the impacted reporting units below their carrying amount.
In accordance with the guidance under ASC 350, the Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the amount of goodwill assigned to the report unit. Accordingly, the Company performed a quantitative impairment test and estimated the fair value of each reporting unit to be less than its carrying value.
The Company used a discounted cash flow model to determine the fair value of each reporting unit within the APS reportable segment and "All Others" category respectively, and as such they were classified as Level 3 assets in the fair value hierarchy. The cash flow projections used within the discounted cash flow models were prepared using the forecasted financial results of each reporting unit, which was based upon the underlying assumption that future revenue and cash flows will diminish once the intended cessation of business is completed. Please refer to Note 16: Cessation of Business for further information on the intended cessation of business. As a result, a goodwill impairment charge, which is a non-cash charge that represents the entire goodwill assigned to the respective reporting units, of $19.2 million within the APS reportable segment and "All Others" category has been recorded and reflected in the Company’s Consolidated Condensed Statements of Operations for the three and six months ended March 29, 2025.
While we have concluded that a triggering event for other reporting units did not occur during the quarter ended March 29, 2025, the persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the changes in the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category as of March 29, 2025 and September 28, 2024. Please refer to Note 16: Cessation of Business for further information on the intended cessation of business:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

(in thousands)	Wedge Bonding Equipment	APS	All Others	Total
Balance at September 28, 2024(1)	$18,280	$26,268	45,200	$89,748
Goodwill impairment	—	(2,850)	(16,348)	$(19,198)
Other	—	(152)	(876)	$(1,028)
Balance at March 29, 2025	$18,280	$23,266	27,976	$69,522
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of September 28, 2024 was $45.0 million.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
In connection with the intended cessation of the EA equipment business, the Company recorded an impairment charge of $15.7 million on the developed technology reported within the APS reportable segment and “All Others” category for the quarter ended March 29, 2025. The impairment of intangible assets is a non-cash charge which has been reflected in the Company’s Consolidated Statements of Operations for the quarter ended March 29, 2025.
The following table reflects net intangible assets as of March 29, 2025 and September 28, 2024:

		As of March 29, 2025			As of September 28, 2024
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Developed technology	6.0 to 15.0	$37,461	$(34,310)	$3,151	$83,401	$(61,575)	$21,826
Customer relationships	5.0 to 8.0	$21,430	$(19,855)	$1,575	$37,625	$(35,916)	$1,709
Trade and brand name	7.0 to 8.0	$4,600	$(4,600)	$—	$7,272	$(7,272)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(4,588)	$1,030	$5,617	$(4,372)	$1,245
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
		$69,568	$(63,353)	$6,215	$134,374	$(109,135)	$25,239
The following table reflects estimated annual amortization expense related to intangible assets as of March 29, 2025:

As of
(in thousands)	March 29, 2025
Remaining fiscal 2025	$659
Fiscal 2026	1,288
Fiscal 2027	1,013
Fiscal 2028	922
Fiscal 2029	922
Thereafter	1,411
Total amortization expense	$6,215

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of March 29, 2025:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$21,920	$—	$—	$21,920
Cash equivalents:
Mutual Funds (1)	172,185	35	—	172,220
Time deposits (2)	92,379	—	—	92,379
Total cash and cash equivalents	$286,484	$35	$—	$286,519
Short-term investments:
Time deposits (2)	295,000	—	—	295,000
Total short-term investments	$295,000	$—	$—	$295,000
Total cash, cash equivalents and short-term investments	$581,484	$35	$—	$581,519
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of all short-term investments approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 29, 2025.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of March 29, 2025 and September 28, 2024:

	As of
(in thousands)	March 29, 2025	September 28, 2024
Non-marketable equity securities	$5,484	$3,143
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032, unless dissolved earlier or otherwise extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. As of March 29, 2025, the Company has funded $5.2 million into the affiliated investment fund and recognized a cumulative unrealized fair value gain of $0.3 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities as described in Note 4: Cash, Cash Equivalents, and Short-Term Investments and Note 5: Equity Investments at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended March 29, 2025.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred. Please refer to Note 3: Goodwill and Intangible Assets for further information on the fair value measurement of assets relating to the intended cessation of the EA equipment business.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of March 29, 2025 and September 28, 2024 were as follows:

	As of
	March 29, 2025		September 28, 2024
(in thousands)	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Asset Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$47,251	$(678)	$46,234	$1,521
Total derivatives	$47,251	$(678)	$46,234	$1,521
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
The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended March 29, 2025 and March 30, 2024 were as follows:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$214	$(1,189)	$(2,071)	$66
Net (loss)/gain reclassified from accumulated OCI into net income, net of tax(2)	$(155)	$(28)	$128	$(243)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of March 29, 2025, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of March 29, 2025 and September 28, 2024, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating lease expense (1)	$2,369	$2,558	$4,717	$5,415
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the three and six months ended March 29, 2025 and March 30, 2024.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six months ended
(in thousands)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,068	$4,705
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	March 29, 2025	September 28, 2024
Operating leases:
Weighted-average remaining lease term (in years):	7.0	7.3
Weighted-average discount rate:	7.1%	7.2%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Future lease payments, excluding short-term leases, as of March 29, 2025, are detailed as follows:

As of
(in thousands)	March 29, 2025
Remaining fiscal 2025	$4,939
Fiscal 2026	7,924
Fiscal 2027	5,649
Fiscal 2028	4,959
Fiscal 2029	4,874
Thereafter	17,941
Total minimum lease payments	$46,286
Less: Interest	$10,009
Present value of lease obligations	$36,277
Less: Current portion	$6,702
Long-term portion of lease obligations	$29,575

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of March 29, 2025, the outstanding amount under this facility was $4.8 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”), or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries' cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company and any breach of a representation or warranty under the Facility Agreements. As of March 29, 2025, there were no outstanding amounts under the Overdraft Facility.

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
Additionally, as announced on November 13, 2024, the Board of Directors authorized a new share repurchase program to repurchase up to $300 million of the Company's common stock (the "New Program"). On December 2, 2024, the Company entered into a new written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029. The New Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the New Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.
During the three and six months ended March 29, 2025, the Company repurchased a total of approximately 518.0 thousand and 654.0 thousand shares of common stock under the New Program at a cost of approximately $21.3 million and $27.9 million, respectively.
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
As of March 29, 2025, our remaining stock repurchase authorization under the New Program was approximately $272.1 million.
Dividends
On November 13, 2025, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three and six months ended March 29, 2025 totaled $11.0 million and $21.8 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Accumulated Other Comprehensive Loss
The following table reflects changes in accumulated other comprehensive income/(loss) by component as of March 29, 2025 and September 28, 2024:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	Gain/(Loss) on Derivative Instruments	Total
As of September 28, 2024	$(13,261)	$(1,682)	$1,521	$(13,422)
Other comprehensive (loss)/income before reclassifications	(7,401)	79	(2,071)	(9,393)
Amount reclassified out of accumulated other comprehensive loss	(815)	—	(128)	(943)
Tax effects	427	—	—	427
Other comprehensive (loss)/income	(7,789)	79	(2,199)	(9,909)
As of March 29, 2025	$(21,050)	$(1,603)	$(678)	$(23,331)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. On March 5, 2025, the stockholders of the Company approved an amendment to the Plan that increased the number of shares of common stock available for issuance by 2.8 million shares, which were registered on the registration statement on Form S-8 filed with the SEC on March 11, 2025. As of March 29, 2025, 3.9 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended March 29, 2025 and March 30, 2024 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(shares in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Time-based RSUs	—	3	563	502
Relative TSR PSUs	—	—	128	231
Growth PSUs	—	—	—	49
Common stock	7	6	14	13
Equity-based compensation in shares	7	9	705	795
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of sales	$387	$363	$770	$722
Selling, general and administrative	4,920	4,103	8,659	9,783
Research and development	2,186	1,766	4,205	3,584
Total equity-based compensation expense	$7,493	$6,232	$13,634	$14,089
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Time-based RSUs	$5,210	$4,470	$10,366	$9,013
Relative TSR PSUs	1,837	1,273	3,615	2,833
Growth PSUs	131	174	(977)	1,613
Common stock	315	315	630	630
Total equity-based compensation expense	$7,493	$6,232	$13,634	$14,089
NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and six months ended March 29, 2025 and March 30, 2024, the service revenue was not material.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Contract Balances

	As of
(in thousands)	March 29, 2025	September 28, 2024
Contract liabilities	$14,830	$18,646
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advanced payments from customers, partially offset by the recognition in revenue of $10.6 million that was included in contract liabilities as of September 28, 2024.

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three and six months ended March 29, 2025 and March 30, 2024, restricted stock were excluded due to the net loss the Company incurred during the period.
The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation for the three and six months ended March 29, 2025 and March 30, 2024:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands, except per share data)	March 29, 2025		March 30, 2024
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net loss	$(84,519)	$(84,519)	$(102,680)	$(102,680)
DENOMINATOR:
Weighted average shares outstanding - Basic	53,311	53,311	56,154	56,154
Dilutive effect of Equity Plans		—		—
Weighted average shares outstanding - Diluted		53,311		56,154
EPS:
Net loss per share - Basic	$(1.59)	$(1.59)	$(1.83)	$(1.83)
Effect of dilutive shares		—		—
Net loss per share - Diluted		$(1.59)		$(1.83)

Anti-dilutive shares(1)		249		416

	Six months ended
(in thousands, except per share data)	March 29, 2025		March 30, 2024
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net loss	$(2,877)	$(2,877)	$(93,387)	$(93,387)
DENOMINATOR:
Weighted average shares outstanding - Basic	53,551	53,551	56,402	56,402
Dilutive effect of Equity Plans				—
Weighted average shares outstanding - Diluted		53,551		56,402
EPS:
Net loss per share - Basic	$(0.05)	$(0.05)	$(1.66)	$(1.66)
Effect of dilutive shares		—		—
Net loss per share - Diluted		$(0.05)		$(1.66)

Anti-dilutive shares(1)		285		412
(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and six months ended March 29, 2025 and March 30, 2024 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Provision for income taxes	$5,438	$6,355	$16,770	$8,632
Effective tax rate	(6.9)%	(6.6)%	120.7%	(10.2)%

For the three and six months ended March 29, 2025, as compared to the same period ended March 30, 2024, the change in provision for income taxes and effective tax rate was primarily due to the tax effects of the intended cessation of the Company's EA equipment business and the reimbursement from the cancellation of Project W which were recorded as discrete items during fiscal 2025 as well as the one-time charge for cancellation of Project W and the increase in valuation allowance recorded against certain deferred tax assets, which were recorded as discrete items during fiscal 2024.
For the three and six months ended March 29, 2025, the effective tax rate is different than the U.S. federal statutory tax rate primarily due to earnings of foreign subsidiaries subject to tax at different rates than the U.S., tax incentives, tax credits, changes in valuation allowances, the impact of global intangible low-taxed income, and the tax impact of the discrete items noted above.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects operating information by segment for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net revenue:
Ball Bonding Equipment	$66,281	$81,908	$125,967	$168,178
Wedge Bonding Equipment	36,197	22,761	68,420	46,220
Advanced Solutions	17,638	14,124	45,816	25,448
APS	37,520	40,667	76,906	81,908
All Others	4,350	12,614	11,001	21,509
Net revenue	161,986	172,074	328,110	343,263
Income/(loss) from operations:
Ball Bonding Equipment	19,295	25,152	32,723	52,866
Wedge Bonding Equipment	8,913	4,253	$15,616	$8,547
Advanced Solutions	(6,129)	(116,981)	$72,445	$(130,416)
APS	(1,297)	12,586	9,958	24,832
All Others	(75,246)	(9,554)	(78,458)	(17,628)
Corporate Expenses	(30,203)	(20,611)	(50,302)	(41,663)
(Loss)/income from operations	$(84,667)	$(105,155)	$1,982	$(103,462)
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
The following table reflects net revenue by end markets served for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
General Semiconductor	$90,684	$90,137	$156,243	$161,085
Automotive & Industrial (1)	30,976	30,943	81,430	60,196
Memory	2,806	10,327	13,531	40,074
APS	37,520	40,667	76,906	81,908
Total revenue	$161,986	$172,074	$328,110	$343,263
(1) In view of the intended EA equipment business cessation, the Company has simplified its end market disclosures by consolidating LED revenue within Automotive & Industrial revenue. As a result, the net revenue recorded within the previously-defined LED end market for prior periods has been consolidated within the Automotive & Industrial end market to conform to the current period presentation. These changes have no impact to the consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Capital expenditures:
Ball Bonding Equipment	$50	$158	$57	$554
Wedge Bonding Equipment	45	121	80	135
Advanced Solutions	14	74	92	318
APS	409	245	793	670
All Others	239	286	387	427
Corporate Expenses	1,959	2,962	3,418	5,275
	$2,716	$3,846	$4,827	$7,379

Depreciation expense:
Ball Bonding Equipment	$332	$326	$664	$647
Wedge Bonding Equipment	228	252	455	536
Advanced Solutions	281	2,321	516	5,368
APS	1,313	1,302	2,712	2,625
All Others	342	386	670	766
Corporate Expenses	1,344	1,055	2,590	2,338
	$3,840	$5,642	$7,607	$12,280

Amortization expense:
Ball Bonding Equipment	$—	$—	$—	$—
Wedge Bonding Equipment	—	—	—	—
Advanced Solutions	—	—	—	—
APS	245	231	526	457
All Others	835	1,003	1,708	2,032
Corporate Expenses	91	91	183	183
	$1,171	$1,325	$2,417	$2,672

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects the reserve for warranty activity for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Six months ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Reserve for warranty, beginning of period	$9,426	$10,167	$9,911	$10,457
Provision for warranty	1,883	3,133	4,412	6,069
Utilization of reserve	(2,785)	(3,393)	(5,799)	(6,619)
Reserve for warranty, end of period	$8,524	$9,907	$8,524	$9,907
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of March 29, 2025:

		Payments due by fiscal year
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Inventory purchase obligation (1)	$102,484	$60,746	$41,738	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of March 29, 2025, the Company also has an obligation to fund uncalled capital commitments of approximately $4.8 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended March 29, 2025 and March 30, 2024:

	Six months ended
	March 29, 2025	March 30, 2024
Forehope Electronic (Ningbo) Co., Ltd.	*	13.8%
* Represents less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 29, 2025 and March 30, 2024:

	As of
	March 29, 2025	March 30, 2024
Tianshui Huatian Technology Co., Ltd.	18.2%	11.6%
Forehope Electronic (Ningbo) Co., Ltd.	13.9%	25.4%
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
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer had agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. In the previous quarter ended December 28, 2024, $15.1 million was included within "Net Revenue" for delivered products and the remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Condensed Statements of Operations. As of the quarter ended March 29, 2025, the Company has received the reimbursement amount from the Customer.
Intended cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the intended cessation of its EA equipment business. The plan includes the intended wind down of the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The intended cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company intends to initiate in its third fiscal quarter of 2025.
The Company expects to complete the majority of the wind down activities related to the EA equipment business in the first half of fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations.
Wind down charges as a result of these activities incurred during the period ended March 29, 2025 were accounted in accordance with ASC 330, Inventory and ASC 712, Compensation—Nonretirement Postemployment Benefits. The Company also performed the impairment tests of all associated assets with reference to the guidance under ASC 330, Inventory, ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other. The wind down charges and impairments are primarily recorded in the Company’s "All Others" category and the APS reportable segment. We plan to fund the cash costs through existing cash balances.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table summarizes the charges resulting from the intended cessation of the EA equipment business.

	Three and Six Months Ended March 29, 2025
	Cost of sales	Impairment charges	Selling, general and administrative	Total
Inventory write-down	$28,919	$—	$—	$28,919
Impairment charges related to goodwill and intangible assets	$—	$34,870	$—	$34,870
Impairment charges relating to long-lived assets	$—	$4,947	$—	$4,947
Employee termination benefits	$—	$—	$8,180	$8,180
Adverse purchase commitments	$9,664	$—	$—	$9,664
	$38,583	$39,817	$8,180	$86,580
Inventory write-down
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost based upon projections about future consumption, and market conditions. We recorded a write-down to inventory totaling $28.9 million with a corresponding increase to cost of sales in our consolidated condensed statement of operations for the three and six months ended March 29, 2025. See Note 2: Balance Sheet Components for inventory balances.
Impairment charges relating to goodwill and intangible assets
In accordance with the guidance under ASC 350, the Company performed a qualitative assessment as the intended cessation of the EA equipment business was a triggering event. Accordingly, the Company performed a quantitative impairment test and estimated the fair value of each reporting unit to be less than its carrying value. We recorded a full impairment charge of $19.2 million related to goodwill, and $15.7 million related to the intangible assets reported within the APS reportable segment and "All Others" category. See Note 3: Goodwill and Intangible Assets for more details.
Impairment charges relating to long-lived assets
At March 29, 2025, we recorded a full impairment of the long-lived assets, resulting in an impairment charge of $1.4 million related to property, plant and equipment and $3.6 million related to the ROU assets.
Employee termination benefits
During the quarter ended March 29, 2025, in connection with the intended cessation of the EA equipment business and in accordance with ASC 712, the Company accrued for costs amounting to $8.2 million pertaining to the ongoing employee benefit arrangements. The costs were recorded within "Selling, general and administrative" in the Consolidated Statement of Operations, and are expected to be paid when wind-down activities are completed.
The Company also expects to incur additional employee termination benefits pertaining to one-time benefit arrangements in accordance with ASC 420. We expect to record between approximately $3.0 million and $5.0 million of these costs throughout the completion of the wind-down period.
Adverse purchase commitments
During the quarter ended March 29, 2025, the Company accrued for a loss of $9.7 million that is expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventory items in accordance with ASC 330. The costs were recorded within "Cost of Sales" in the Consolidated Statement of Operations.
Contract termination charges and other associated costs
Contract termination charges primarily relate to the costs expected to be incurred to terminate a contract before the end of its term in accordance with ASC 420. The Company expects to record between approximately $3.0 million and $5.0 million throughout the completion of the wind-down period.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities; our ability to successfully execute our business; our ability to control costs; and our operational flexibility as a result of (among other factors):
•our ability to successfully carry out the intended cessation of our Electronics Assembly ("EA") equipment business, including delays or other problems arising from regulatory or judicial review of the activities concerning the intended cessation;
•our ability to achieve expected organizational efficiencies after the successful cessation of our EA equipment business;
•risks arising from changes or uncertainties in trade policies, including the imposition of new, reciprocal or increases in existing tariffs or other restrictive trade measures, affecting supply chain costs, product pricing and customer demand;
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the ongoing tensions in the Middle East, the prolonged Ukraine/Russia conflict, the worsening trade relationship between the U.S. and the world, geopolitical tensions and other macroeconomic factors;
•our expectations regarding supply chain disruptions caused, directly or indirectly, by various macroeconomic events, including increased tariffs, geopolitical tensions, catastrophic events resulting from climate change or other natural disasters and other factors;
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
OVERVIEW
Kulicke and Soffa Industries, Inc. (“K&S,” “we,” “us,” “our,” or the “Company”) is a global leader in semiconductor assembly technology, advancing device performance across automotive, compute, industrial, memory and communications markets. Founded on innovation in 1951, K&S is uniquely positioned to overcome increasingly dynamic process challenges – creating and delivering long-term value by aligning technology with opportunity.
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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 86.3% and 86.2% of our net revenue for the three months ended March 29, 2025 and March 30, 2024, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 45.8% and 48.6% of our net revenue for the three months ended March 29, 2025 and March 30, 2024, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 86.8% and 88.1% of our net revenue for the six months ended March 29, 2025 and March 30, 2024, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 47.3% and 47.4% of our net revenue for the six months ended March 29, 2025 and March 30, 2024, respectively, were for shipments to customers headquartered in China.
While our customers have generally been impacted by the current global macroeconomic conditions, those with operations in China, an important manufacturing and supply chain hub, have witnessed a faster decline in demand and, accordingly, a faster decline in product shipments, compared to the rest of the world. The shipments to customers headquartered in China are subject to heightened risks and uncertainties related to the respective trade and export control policies of the governments of China and the U.S, including the imposition of new tariffs or increases in existing tariffs and general inflationary considerations. Furthermore, there remains a potential risk of conflict and instability in the relationship between Taiwan and China that could disrupt the operations of our customers and/or suppliers in both Taiwan and China and our manufacturing operations in Taiwan and China.
The U.S. and several other countries have levied tariffs on certain goods and sectors and have introduced other trade restrictions resulting in substantial uncertainties in the semiconductor, LED, memory and automotive markets.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of March 29, 2025, our total cash, cash equivalents and short-term investments were $581.5 million, a $4.4 million increase from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.
Key Events in Fiscal 2025 to Date
Intended Cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the intended cessation of its Electronics Assembly ("EA") equipment business. The plan includes an intention to wind down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The intended cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company intends to initiate in its third fiscal quarter of 2025. The wind down activities are ongoing and are expected to be substantially completed by the first half of fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations. For additional information, see Note 16: Cessation of Business in our Notes to the Consolidated Condensed Financial Statements.
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
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer had agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. In the quarter ended December 28, 2024, $15.1 million was included within "Net Revenue" for delivered products and the remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Condensed Statements of Operations. As of the quarter ended March 29, 2025, the Company has received the reimbursement amount from the Customer.
Macroeconomic Headwinds
The cost of logistics remains high as a result of macroeconomic conditions, inflation and labor shortages across layers of the supply chain. The Company’s management continues to monitor for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary and logistical costs resulting either directly or indirectly from the tensions in the Middle East or between Ukraine and Russia, as well as the imposition of new, increased or retaliatory tariffs.
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

Due to general inflationary pressures, existing and future tariffs, declining consumer sentiment, and an economic downturn caused, directly or indirectly, by various macroeconomic factors, including the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, the sector continues to experience volatility and disruption. However, we believe that the long-term semiconductor industry macroeconomics have not changed and we anticipate that the industry’s growth projections will normalize.
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2024 Annual Report.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Net revenue	$161,986	$172,074	$(10,088)	(5.9)%
Cost of sales	121,602	155,603	(34,001)	(21.9)%
Gross profit	40,384	16,471	23,913	145.2%
Selling, general and administrative	48,014	39,450	8,564	21.7%
Research and development	37,220	37,704	(484)	(1.3)%
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Operating expenses	125,051	121,626	3,425	2.8%
Loss from operations	$(84,667)	$(105,155)	$20,488	19.5%

	Six months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Net revenue	$328,110	$343,263	$(15,153)	(4.4)%
Cost of sales	200,642	246,896	(46,254)	(18.7)%
Gross profit	127,468	96,367	31,101	32.3%
Selling, general and administrative	86,628	80,843	5,785	7.2%
Research and development	75,028	74,514	514	0.7%
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Operating expenses	125,486	199,829	(74,343)	(37.2)%
Income/(loss) from operations	$1,982	$(103,462)	$105,444	101.9%

Net Revenue
Our net revenue for the three and six months ended March 29, 2025 decreased as compared to our net revenue for the three and six months ended March 30, 2024. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, APS and All Others and partially offset by the higher volume in Wedge Bonding Equipment and Advanced Solutions, as further outlined in the following tables presented immediately below.
The following tables reflect net revenue for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended
(dollar amounts in thousands)	March 29, 2025		March 30, 2024		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$66,281	40.9%	$81,908	47.6%	$(15,627)	(19.1)%
Wedge Bonding Equipment	36,197	22.3%	22,761	13.2%	$13,436	59.0%
Advanced Solutions	17,638	10.9%	14,124	8.2%	$3,514	24.9%
APS	37,520	23.2%	40,667	23.6%	(3,147)	(7.7)%
All Others	4,350	2.7%	12,614	7.4%	(8,264)	(65.5)%
Total net revenue	$161,986	100.0%	$172,074	100.0%	$(10,088)	(5.9)%

	Six months ended
(dollar amounts in thousands)	March 29, 2025		March 30, 2024		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$125,967	38.4%	$168,178	49.0%	$(42,211)	(25.1)%
Wedge Bonding Equipment	68,420	20.9%	46,220	13.5%	$22,200	48.0%
Advanced Solutions	45,816	14.0%	25,448	7.4%	$20,368	80.0%
APS	76,906	23.4%	81,908	23.9%	$(5,002)	(6.1)%
All Others	11,001	3.3%	21,509	6.2%	$(10,508)	(48.9)%
Total net revenue	$328,110	100.0%	$343,263	100.0%	$(15,153)	(4.4)%

Ball Bonding Equipment
For the three and six months ended March 29, 2025, the decrease in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in the general semiconductor and memory end markets as a result of relatively stable factory utilization levels in certain regions.
Wedge Bonding Equipment
For the three and six months ended March 29, 2025, the increase in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volume of customer purchases primarily in the general semiconductor and automotive markets driven by wider Electric Vehicle adoption in certain regions.
Advanced Solutions
For the three and six months ended March 29, 2025, the increase in Advanced Solutions net revenue as compared to the prior year period was primarily due to a higher volume of customer purchases in the general semiconductor end markets.
APS
For the three and six months ended March 29, 2025, the decrease in APS net revenue as compared to the prior year period was due to a lower volume of customer purchases primarily in spares and services, and unfavorable pricing from bonding tools.
All Others
For the three and six months ended March 29, 2025, the decrease in All Others net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in the general semiconductor end market.
Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended		Basis Point
	March 29, 2025	March 30, 2024	Change
Ball Bonding Equipment	50.8%	47.6%	320
Wedge Bonding Equipment	44.6%	51.2%	(660)
Advanced Solutions	58.2%	(405.6)%	46,380
APS	49.4%	55.9%	(650)
All Others	(878.6)%	2.1%	(88,070)
Total gross profit margin	24.9%	9.6%	1,530

	Six months ended		Basis Point
	March 29, 2025	March 30, 2024	Change
Ball Bonding Equipment	49.5%	47.4%	210
Wedge Bonding Equipment	44.5%	50.8%	(630)
Advanced Solutions	70.2%	(213.5)%	28,370
APS	51.1%	55.6%	(450)
All Others	(334.2)%	8.3%	(34,250)
Total gross profit margin	38.8%	28.1%	1,070

Ball Bonding Equipment
For the three and six months ended March 29, 2025, the increase in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily due to a favorable customer mix, including higher sales to customers where we achieve higher average margins.
Wedge Bonding Equipment
For the three and six months ended March 29, 2025, the decrease in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a less favorable product mix, including higher sales of lower margin products and a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For the three and six months ended March 29, 2025, the increase in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to the inventory write-down charges in the prior year as a result of the cancellation of Project W and favorable product mix, including higher sales of higher margin products.
APS
For the three and six months ended March 29, 2025, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by lower volume from spares and services, and unfavorable pricing from bonding tools.
All others
For the three and six months ended March 29, 2025, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by the inventory write-down charges incurred as a result of the intended cessation of the EA equipment business.
Operating Expenses
The following tables reflect operating expenses for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Selling, general & administrative	$48,014	$39,450	$8,564	21.7%
Research & development	37,220	37,704	(484)	(1.3)%
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Total	$125,051	$121,626	$3,425	2.8%

	Six months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Selling, general & administrative	$86,628	$80,843	$5,785	7.2%
Research & development	75,028	74,514	514	0.7%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Total	$125,486	$199,829	$(74,343)	(37.2)%
Selling, General and Administrative (“SG&A”)
For the three months ended March 29, 2025, the higher SG&A expenses as compared to the prior year period were primarily due to $5.9 million higher severance expenses, $1.4 million higher staff cost, $0.5 million higher professional services and $0.5 million net unfavorable variance in foreign exchange.
For the six months ended March 29, 2025, the higher SG&A expenses as compared to the prior year period were primarily due to $6.7 million higher severance expenses, $1.8 million higher staff cost and $0.5 million higher professional services. This was partially offset by $3.6 million net favorable variance in foreign exchange.
Research and Development (“R&D”)
For the three months ended March 29, 2025, the lower R&D expenses as compared to the prior year period were primarily due to $1.1 million lower professional services. This was partially offset by $0.5 million higher staff cost.
For the six months ended March 29, 2025, the higher R&D expenses as compared to the prior year period were primarily due to $3.4 million higher staff cost. This was partially offset by $2.5 million lower prototype materials.
Gain relating to cessation of business
For the six months ended March 29, 2025, the gain relating to cessation of business was primarily due to the $71.1 million reimbursement for certain costs and expenses from the cancellation of Project W, a $3.2 million gain on the disposal of a subsidiary and a $1.7 million gain from the supplier settlement.
Impairment Charges
For the three and six months ended March 29, 2025, the impairment charges in the current period were due to $39.8 million impairment charges on long-lived assets, intangible assets and goodwill related to the intended cessation of the EA equipment business. The impairment charges in the prior year period were due to $44.5 million impairment charges on long-lived assets related to the cancellation of Project W.
Income/(Loss) from Operations
Our loss from operations for the three and six months ended March 29, 2025 decreased as compared to our loss from operations for the three and six months ended March 30, 2024. The changes in income/(loss) from operations for the respective segments are due to the changes in net revenue, gross profit margin and operating expenses as explained in the respective sections above.
The following tables reflect income/(loss) from operations by reportable segments for the three and six months ended March 29, 2025 and March 30, 2024.

	Three months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Ball Bonding Equipment	$19,295	$25,152	$(5,857)	(23.3)%
Wedge Bonding Equipment	8,913	4,253	4,660	109.6%
Advanced Solutions	(6,129)	(116,981)	110,852	94.8%
APS	(1,297)	12,586	(13,883)	(110.3)%
All Others	(75,246)	(9,554)	(65,692)	(687.6)%
Corporate Expenses	(30,203)	(20,611)	(9,592)	(46.5)%
Total loss from operations	$(84,667)	$(105,155)	$20,488	19.5%

	Six months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Ball Bonding Equipment	$32,723	$52,866	$(20,143)	(38.1)%
Wedge Bonding Equipment	15,616	8,547	7,069	82.7%
Advanced Solutions	72,445	(130,416)	202,861	155.5%
APS	9,958	24,832	(14,874)	(59.9)%
All Others	(78,458)	(17,628)	(60,830)	(345.1)%
Corporate Expenses	(50,302)	(41,663)	(8,639)	(20.7)%
Total income/(loss) from operations	$1,982	$(103,462)	$105,444	101.9%
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Interest income	$5,622	$8,848	$(3,226)	(36.5)%
Interest expense	$(36)	$(18)	$(18)	(100.0)%

	Six months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Interest income	$11,974	$18,747	$(6,773)	(36.1)%
Interest expense	$(63)	$(40)	$(23)	(57.5)%
Interest income
For the three and six months ended March 29, 2025, interest income decreased as compared to the prior year period primarily due to a lower average balances of cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended March 29, 2025 and March 30, 2024:

	Three months ended			Six months ended
(dollar amounts in thousands)	March 29, 2025	March 30, 2024	Change	March 29, 2025	March 30, 2024	Change
Provision for income taxes	$5,438	$6,355	$(917)	$16,770	$8,632	$8,138
Effective tax rate	(6.9)%	(6.6)%	(0.3)%	120.7%	(10.2)%	130.9%
For the three and six months ended March 29, 2025, as compared to the same period ended March 30, 2024, the change in provision for income taxes and effective tax rate was primarily due to the tax effects of the intended cessation of the Company's EA equipment business and the reimbursement from the cancellation of Project W which were recorded as discrete items during fiscal 2025 as well as the one-time charge for the cancellation of Project W and the increase in valuation allowance recorded against certain deferred tax assets, which were recorded as discrete items during fiscal 2024.
For the three and six months ended March 29, 2025, the effective tax rate is different than the U.S. federal statutory tax rate primarily due to earnings of foreign subsidiaries subject to tax at different rates than the U.S., tax incentives, tax credits, change in valuation allowances, the impact of global intangible low-taxed income, and the tax impact of the discrete items noted above.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of March 29, 2025 and September 28, 2024:

	As of
(dollar amounts in thousands)	March 29, 2025	September 28, 2024	$ Change
Cash and cash equivalents	$286,519	$227,147	$59,372
Short-term investments	295,000	350,000	(55,000)
Total cash, cash equivalents, and short-term investments	$581,519	$577,147	$4,372
Percentage of total assets	50.8%	46.5%
The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the six months ended March 29, 2025 and March 30, 2024:

	Six months ended
(in thousands)	March 29, 2025	March 30, 2024
Net cash provided by/(used in) operating activities	$98,779	$(27,479)
Net cash provided by/(used in) investing activities	43,624	(57,112)
Net cash used in financing activities	(81,958)	(85,796)
Effect of exchange rate changes on cash and cash equivalents	(1,073)	733
Changes in cash and cash equivalents	$59,372	$(169,654)
Cash and cash equivalents, beginning of period	227,147	529,402
Cash and cash equivalents, end of period	$286,519	$359,748
Six months ended March 29, 2025
The increase in net cash provided by operating activities was primarily due to non-cash adjustments to net loss of $89.0 million and a net favourable change in operating assets and liabilities of $12.6 million, partially offset by a net loss of $2.9 million. The non-cash adjustments were primarily due to impairment charges of $39.8 million and an inventory write-down of $28.9 million as a result of the intended cessation of the EA equipment business. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $20.1 million, a decrease in prepaid expenses and other current assets of $7.4 million, and a net increase in accounts payable, accrued expenses and other liabilities of $3.3 million. This was partially offset by an increase in inventories of $11.3 million after excluding the impact of the inventory write-down as shown above, and a decrease in income tax payable of $5.8 million.
The decrease in accounts and other receivable in the six months ended March 29, 2025 was mainly due to lower sales for the period. The decrease in prepaid expenses and other current assets was mainly due to the receipt of tax refunds. The net increase in accounts payable, accrued expenses and other liabilities was primarily due to higher accrued adverse purchase commitments, partially offset by overall lower purchases. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable was primarily due to lower profitability which included the net impact from the intended cessation of EA equipment business and reimbursement from the cancellation of Project W which were treated as discrete items.
Net cash provided by investing activities was due to net maturity of short-term investments of $55.0 million and net cash received from the disposal of a subsidiary of $2.5 million, partially offset by capital expenditures of $12.2 million and investment in a private equity fund of $1.8 million.
Net cash used in financing activities was primarily due to common stock repurchases of $58.5 million and dividend payments of $21.8 million.

Six months ended March 30, 2024
The increase in net cash used in operating activities was primarily due to a net loss of $93.4 million and a net unfavorable change in operating assets and liabilities of $87.2 million, partially offset by non-cash adjustments to net income of $153.1 million. The non-cash adjustments were primarily due to impairment charges of $44.5 million and inventory write-down of $57.3 million as a result of the cancellation of the Project. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $36.5 million, an increase in inventories of $28.6 million after excluding the impact of the inventory write-down as shown above, a decrease in income tax payable of $21.7 million and a decrease in accounts payable and accrued expenses and other current liabilities of $7.8 million. This was partially offset by a decrease in prepaid expenses and other current assets of $13.4 million.
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
Fiscal 2025 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2025 capital expenditures to be between approximately $12.0 million and $16.0 million, of which approximately $4.8 million has been incurred through the second quarter. The actual amounts for 2025 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions and other factors, some of which are beyond our control.
As of March 29, 2025 and September 28, 2024, approximately $409.7 million and $302.6 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
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
Additionally, as previously announced on November 13, 2024, the Board of Directors authorized a new share repurchase program to repurchase up to $300 million of the Company's common stock (the "New Program"). On December 2, 2024, the Company entered into a new written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029. The New Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the New Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.
During the three and six months ended March 29, 2025, the Company repurchased a total of approximately 518.0 thousand and 654.0 thousand shares of common stock under the New Program at a cost of approximately $21.3 million and $27.9 million, respectively.
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
As of March 29, 2025, our remaining stock repurchase authorization under the New Program was approximately $272.1 million.
Dividends
On November 13, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three and six months ended March 29, 2025 totaled $11.0 million and $21.8 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.

As of March 29, 2025, the Company had deferred tax liabilities of $35.2 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $20.2 million, inclusive of accrued interest on uncertain tax positions of $4.4 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of March 29, 2025:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$102,484	$60,746	$41,738	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$11,811	11,811	—	—	—
Total	$114,295	$72,557	$41,738	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2) Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.
Credit facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes. Amounts outstanding under the Overdraft Facility, including interest, are payable upon thirty days written demand by the Bank. Interest on the Overdraft Facility is calculated on a daily basis, and the applicable interest rate is calculated at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.5% per annum. The Overdraft Facility is an unsecured facility per the terms of the Facility Agreements. The Facility Agreements contain customary non-financial covenants, including, without limitation, covenants that restrict the Company’s ability to sell or dispose of its assets, cease owning at least 51% of two of its subsidiaries (the “Subsidiaries”) or encumber its assets with material security interests (including any pledge of monies in the Subsidiaries’ cash deposit account with the Bank). The Facility Agreements also contain typical events of default, including, without limitation, non-payment of financial obligations when due, cross defaults to other material indebtedness of the Company, and breach of a representation or warranty under the Facility Agreements. As of March 29, 2025, there were no outstanding amounts under the Overdraft Facility.
As of March 29, 2025, other than the bank guarantee disclosed in Note 9: Debt and Other Obligations in our Notes to Consolidated Condensed Financial Statements, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of March 29, 2025, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $4.0 million to $5.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $47.3 million outstanding as of March 29, 2025.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 29, 2025 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2024 Annual Report, except for the following:
Substantially all of our sales, distribution channels and manufacturing operations are located outside of the U.S., which subjects us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third party subcontractors or warehouses as part of their supply chain. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Over 85% of our net revenue is derived from shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Approximately 47.3% and 47.4% of our net revenue for the six months ended March 29, 2025 and March 30, 2024, respectively, were for shipments to customers headquartered in China.
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
We also rely on non U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We currently manufacture our ball, wedge, APAMATM and APTURATM bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands and in Singapore, our dicing blades, capillaries and bonding wedges in China, our capillaries in Israel and China, and our advanced dispensing equipment in Taiwan. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, particularly Asia/Pacific region, such as:
• stringent and frequently changing trade compliance regulations;
• less protective foreign intellectual property laws, and the enforcement of patent and other intellectual property rights;
• longer payment cycles in foreign markets and potential default risks;
• foreign exchange restrictions and capital controls, monetary policies and regulatory requirements;
• restrictions or significant taxes on the repatriation of our assets, including cash;
• tariff and currency fluctuations;
• trade wars or trade conflicts;
• difficulties of staffing and managing dispersed international operations, including labor work stoppages and strikes in our factories or the factories of our suppliers;
• changes in our structure or tax incentive arrangements;
• possible disagreements with tax authorities;

• episodic events outside our control such as, for example, outbreaks of coronaviruses, influenza, monkeypox or other illnesses;
• natural disasters such as earthquakes, fires or floods, including as a result of climate change;
• war, risks and rumors of war and civil disturbances, including the prolonged tensions in the Middle East and the Ukraine/Russia conflict, or other events that may limit or disrupt manufacturing, markets and international trade;
• act of terrorism that impact our operations, customers or supply chain or that target U.S. interests or U.S. companies;
• seizure of our foreign assets, including cash;
• the imposition of sanctions of countries in which we do business;
• changing political conditions and rising geopolitical tensions; and
• legal systems which are less developed and may be less predictable than those in the U.S.
In addition, there remains a potential risk of conflict and instability in the relationship between Taiwan and China which could disrupt the operations of our customers and/or suppliers in both Taiwan and China, our manufacturing operations in Taiwan and China, and our future plans in the region.
Our international operations also depend on favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. In 2025, the U.S. has imposed, or threatened to impose, additional tariffs on a number of countries. Impacted countries have imposed, and in the future may impose, retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subject to such tariffs. While the application of certain previously announced tariffs has been delayed, there is no guarantee that the tariffs will not go into effect and there is the possibility that additional U.S. tariffs may be imposed on certain countries. In addition to tariffs, the U.S. has imposed export controls targeted at specific industries, including the semiconductor industry.
These tariffs and other adverse trade actions, as well as the threat of trade wars against foreign countries/regions, have created even more uncertainties in international trade, which may affect our business. For example, the imposition of tariffs and export controls could increase the cost of our products, which could in turn materially and adversely affect our ability to sell our products in foreign markets.
We are subject to export restrictions that may limit our ability to sell to certain customers, and trade wars, in particular the U.S. China trade war, could adversely affect our business.
The U.S. and several other countries levy tariffs on certain goods and impose other trade restrictions that may impact our customers’ investment in manufacturing equipment, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies.
In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. In 2025, the U.S. has imposed additional tariffs on Chinese-origin goods. In addition, the U.S. has imposed extensive export controls targeted primarily at the semiconductor industry in China. In response, China has imposed retaliatory tariffs and has recently restricted the export of certain metals and prohibited the export of certain rare minerals from China to the U.S.
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
In 2020, the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) amended the EAR to expand controls on certain foreign products based on U.S. technology and sold to Huawei and certain other companies. In October 2022, the BIS amended the EAR again to extend those foreign controls to numerous companies on BIS’ so called Entity List. The 2020 and 2022 amendments impact some of our advanced packaging products, which are based on U.S. technology and are within the scope of the expanded EAR controls on Huawei and other Entity List companies. Therefore, these products cannot be sold to Huawei and other Entity List companies, and are subject to certain end use restrictions. To date, these amendments to the EAR have not had a material direct impact on our business, financial condition or results of operations and we do not expect that they will, although they could have indirect impact, including increasing tensions in U.S. and Chinese trade relations, potentially leading to negative sentiments towards U.S. based companies among Chinese consumers. Additionally, some end users may prefer to avoid the U.S. supply chain in its entirety to avoid the application of these regulations.
In November 2023, the BIS issued additional rules to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment , as well as items that support supercomputing applications and end uses, to arms embargoed countries, including China. Further in December 2024, the BIS added new export controls pertaining to high-bandwidth memory, semiconductor manufacturing equipment and related items that enable advanced-node integrated circuit production. In January 2025, the BIS issued its "Framework for AI Diffusion", which includes a set of additional export controls on advanced computing chips and certain closed artificial intelligence ("AI") model weights, as well as a three-tiered framework for AI access.
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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended March 29, 2025 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
December 29, 2024 to January 25, 2025	127	$46.76	127	$287,438
January 26, 2025 to March 1, 2025	199	$41.98	199	$279,095
March 2, 2025 to March 29, 2025	192	$36.26	192	$272,121
For the three months ended March 29, 2025	518		518
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

Item 3. – Defaults Upon Senior Securities.
None.
Item 4. – Mine Safety Disclosures
None.
Item 5. – Other Information
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1f of the Exchange Act) have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 29, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 7, 2025	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)