Form 10-Q
period 2025-06-28
KULICKE & SOFFA INDUSTRIES INC
filed 2025-08-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 52,145,526 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
June 28, 2025

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	June 28, 2025	September 28, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$246,481	$227,147
Short-term investments	310,000	350,000
Accounts and other receivable, net of allowance for doubtful accounts of $49 and $49, respectively	173,839	193,909
Inventories, net	158,330	177,736
Prepaid expenses and other current assets	41,551	46,161
TOTAL CURRENT ASSETS	930,201	994,953

Property, plant and equipment, net	59,534	64,823
Operating right-of-use assets	29,266	35,923
Goodwill	69,522	89,748
Intangible assets, net	5,908	25,239
Deferred tax assets	17,827	17,900
Equity investments	6,107	3,143
Other assets	6,531	8,433
TOTAL ASSETS	$1,124,896	$1,240,162

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$52,735	$58,847
Operating lease liabilities	6,566	7,718
Accrued expenses and other current liabilities	98,928	90,802
Income taxes payable	30,235	26,427
TOTAL CURRENT LIABILITIES	188,464	183,794

Deferred tax liabilities	35,812	34,594
Income taxes payable	20,042	31,352
Operating lease liabilities	29,783	33,245
Other liabilities	13,269	13,168
TOTAL LIABILITIES	$287,370	$296,153

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 52,374 and 53,854 shares, respectively	612,332	596,703
Treasury stock, at cost, 32,990 and 31,510 shares, respectively	(957,392)	(881,830)
Retained earnings	1,203,768	1,242,558
Accumulated other comprehensive loss	(21,182)	(13,422)
TOTAL SHAREHOLDERS' EQUITY	$837,526	$944,009

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,124,896	$1,240,162
The accompanying notes are an integral part of these consolidated condensed financial statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue	$148,413	$181,650	$476,523	$524,913
Cost of sales	79,170	96,920	279,812	343,816
Gross profit	69,243	84,730	196,711	181,097
Selling, general and administrative	39,596	38,516	126,224	119,359
Research and development	35,741	37,937	110,769	112,451
Gain relating to cessation of business	—	—	(75,987)	—
Impairment charges	—	—	39,817	44,472
Operating expenses	75,337	76,453	200,823	276,282
(Loss) / Income from operations	(6,094)	8,277	(4,112)	(95,185)
Interest income	6,008	8,060	17,982	26,807
Interest expense	(32)	(20)	(95)	(60)
(Loss) / Income before income taxes	(118)	16,317	13,775	(68,438)
Provision for income taxes	3,171	4,053	19,941	12,685
Net (loss) / income	$(3,289)	$12,264	$(6,166)	$(81,123)

Net (loss) / income per share:
Basic	$(0.06)	$0.22	$(0.12)	$(1.45)
Diluted	$(0.06)	$0.22	$(0.12)	$(1.45)

Weighted average shares outstanding:
Basic	52,692	55,280	53,265	56,028
Diluted	52,692	55,724	53,265	56,028

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net (loss) / income	$(3,289)	$12,264	$(6,166)	$(81,123)
Other comprehensive income / (loss):
Foreign currency translation adjustment	212	(1,168)	(7,577)	2,085
Net changes in pension plan, net of tax	(170)	(2)	(91)	(14)
Net increase / (decrease) from derivatives designated as hedging instruments, net of tax	2,107	(427)	(92)	(118)
Total other comprehensive income / (loss)	2,149	(1,597)	(7,760)	1,953

Comprehensive (loss) / income	$(1,140)	$10,667	$(13,926)	$(79,170)
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands)

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity

Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
Issuance of stock for services rendered	7	245	70	—	—	315
Repurchase of common stock	(793)	—	(36,879)	—	—	(36,879)
Issuance of shares for equity-based compensation	473	(4,873)	4,549	—	—	(324)
Excise tax	—	—	(151)	—	—	(151)
Equity-based compensation	—	5,826	—	—	—	5,826
Cash dividend declared ($0.205 per share)	—	—	—	(10,987)	—	(10,987)
Components of comprehensive income
Net income	—	—	—	81,642	—	81,642
Other comprehensive loss	—	—	—	—	(10,707)	(10,707)
Total other comprehensive income / (loss)	—	—	—	81,642	(10,707)	70,935
Balances as of December 28, 2024	53,541	$597,901	$(914,241)	$1,313,213	$(24,129)	$972,744
Issuance of stock for services rendered	7	259	55	—	—	314
Repurchase of common stock	(518)	—	(21,250)	—	—	(21,250)
Issuance of shares for equity-based compensation	2	(17)	14	—	—	(3)
Excise tax	—	—	(211)	—	—	(211)
Equity-based compensation	—	7,179	—	—	—	7,179
Cash dividend declared ($0.205 per share)	—	—	—	(10,886)	—	(10,886)
Components of comprehensive loss
Net loss	—	—	—	(84,519)	—	(84,519)
Other comprehensive income	—	—	—	—	798	798
Total other comprehensive (loss) / income	—	—	—	(84,519)	798	(83,721)
Balances as of March 29, 2025	53,032	$605,322	$(935,633)	$1,217,808	$(23,331)	$864,166
Issuance of stock for services rendered	8	205	66	—	—	271
Repurchase of common stock	(668)	—	(21,621)	—	—	(21,621)
Issuance of shares for equity-based compensation	2	(16)	12	—	—	(4)
Excise tax	—	—	(216)	—	—	(216)
Equity-based compensation	—	6,821	—	—	—	6,821
Cash dividend declared ($0.205 per share)	—	—	—	(10,751)	—	(10,751)
Components of comprehensive loss
Net loss	—	—	—	(3,289)	—	(3,289)
Other comprehensive income	—	—	—	—	2,149	2,149
Total other comprehensive (loss) / income	—	—	—	(3,289)	2,149	(1,140)
Balances as of June 28, 2025	52,374	$612,332	$(957,392)	$1,203,768	$(21,182)	$837,526

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity

Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	7	253	62	—	—	315
Repurchase of common stock	(556)	—	(26,840)	—	—	(26,840)
Issuance of shares for equity-based compensation	734	(7,043)	7,043	—	—	—
Equity-based compensation	—	7,542	—	—	—	7,542
Cash dividend declared ($0.20 per share)	—	—	—	(11,303)	—	(11,303)
Components of comprehensive income
Net income	—	—	—	9,293	—	9,293
Other comprehensive income	—	—	—	—	7,683	7,683
Total other comprehensive income	—	—	—	9,293	7,683	16,976
Balances as of December 30, 2023	56,495	$578,479	$(756,949)	$1,353,800	$(14,079)	$1,161,251
Issuance of stock for services rendered	6	258	57	—	—	315
Repurchase of common stock	(755)	—	(37,329)	—	—	(37,329)
Issuance of shares for equity-based compensation	4	(28)	28	—	—	—
Equity-based compensation	—	5,917	—	—	—	5,917
Cash dividend declared ($0.20 per share)	—	—	—	(11,164)	—	(11,164)
Components of comprehensive loss
Net loss	—	—	—	(102,680)	—	(102,680)
Other comprehensive loss	—	—	—	—	(4,133)	(4,133)
Total other comprehensive loss	—	—	—	(102,680)	(4,133)	(106,813)
Balances as of March 30, 2024	55,750	$584,626	$(794,193)	$1,239,956	$(18,212)	$1,012,177
Issuance of stock for services rendered	6	256	60	—	—	316
Repurchase of common stock	(934)	—	(43,954)	—	—	(43,954)
Excise tax	—	—	(730)	—	—	(730)
Issuance of shares for equity-based compensation	1	(14)	14	—	—	—
Equity-based compensation	—	6,047	—	—	—	6,047
Cash dividend declared ($0.20 per share)	—	—	—	(10,985)	—	(10,985)
Components of comprehensive income
Net income	—	—	—	12,264	—	12,264
Other comprehensive loss	—	—	—	—	(1,597)	(1,597)
Total other comprehensive income / (loss)	—	—	—	12,264	(1,597)	10,667
Balances as of June 29, 2024	54,823	$590,915	$(838,803)	$1,241,235	$(19,809)	$973,538

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	June 28, 2025	June 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,166)	$(81,123)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,941	19,896
Impairment charges	39,817	44,472
Equity-based compensation	20,726	20,452
Adjustment for inventory valuation	43,128	68,755
Deferred taxes	1,318	13,013
(Gain) Loss disposal of property, plant and equipment	(118)	43
Gain on disposal of a subsidiary	(3,154)	—
Unrealized fair value changes on equity investment	(629)	(346)
Unrealized foreign currency translation	(9,200)	2,044
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and other receivable	19,965	(42,387)
Inventories	(21,382)	(27,004)
Prepaid expenses and other current assets	4,698	18,369
Accounts payable, accrued expenses and other current liabilities	10,514	(7,839)
Income taxes payable	(7,492)	(23,097)
Other, net	193	(5,830)
Net cash provided by (used in) operating activities	$106,159	$(582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	2,535	—
Purchases of property, plant and equipment	(14,246)	(13,680)
Proceeds from sales of property, plant and equipment	207	—
Investment in private equity fund	(2,335)	(1,838)
Purchase of short-term investments	(400,000)	(470,000)
Maturity of short-term investments	440,000	465,000
Net cash provided by (used in) investing activities	$26,161	$(20,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(310)	(417)
Repurchase of common stock/treasury stock	(80,100)	(108,135)
Payments related to tax on vested equity compensation	(331)	—
Payment of excise tax for share repurchases	(1,156)	—
Common stock cash dividends paid	(32,667)	(33,177)
Net cash used in financing activities	$(114,564)	$(141,729)
Effect of exchange rate changes on cash and cash equivalents	1,578	344
Changes in cash and cash equivalents	19,334	(162,485)
Cash and cash equivalents at beginning of period	227,147	529,402
Cash and cash equivalents at end of period	$246,481	$366,917
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

CASH PAID FOR:
Interest	$95	$60
Income taxes, net of refunds	$21,490	$22,533
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
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the intended cessation of its Electronics Assembly ("EA") equipment business. The plan includes an intention to wind down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The intended cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company has initiated in the third fiscal quarter of 2025. The wind down activities are ongoing and are expected to be substantially completed by the first half of fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations. For additional information, see Note 16: Cessation of Business in our Notes to the Consolidated Condensed Financial Statements.

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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 28, 2025. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended June 28, 2025, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2. BALANCE SHEET COMPONENTS
Components of significant balance sheet accounts as of June 28, 2025 and September 28, 2024 are as follows:

	As of
(in thousands)	June 28, 2025	September 28, 2024
Inventories, net:
Raw materials and supplies	$118,857	$113,119
Work in process	40,840	43,023
Finished goods	66,428	53,378
	226,125	209,520
Inventory reserves (1)	(67,795)	(31,784)
	$158,330	$177,736
Property, plant and equipment, net: (1) (2)
Land	$2,182	$2,182
Buildings and building improvements	31,084	23,951
Leasehold improvements	39,409	44,682
Data processing equipment and software	39,510	37,917
Machinery, equipment, furniture and fixtures	102,478	105,548
Construction in progress	7,036	10,060
	221,699	224,340
Accumulated depreciation	(162,165)	(159,517)
	$59,534	$64,823
Accrued expenses and other current liabilities:
Accrued customer obligations (3)	$28,712	$31,014
Wages and benefits	30,800	28,942
Dividend payable	10,751	10,794
Commissions and professional fees	5,670	4,654
Accrued leasehold renovations	—	6,476
Accrued adverse purchase commitments (1)	9,700	1,836
Severance (1)	10,497	2,407
Other	2,798	4,679
	$98,928	$90,802
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
Under ASC 350, the Company is required to test its goodwill and other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. In the previous quarter ended March 29, 2025, the Company concluded that a triggering event had occurred in connection with one reporting unit within the APS reportable segment and one reporting unit within the "All Others" category. The triggering event occurred based on the approval of the strategic plan related to the intended cessation of the EA equipment business. In view of the intended cessation of the EA equipment business and the related reduction in revenue and future cash flow for the reporting units, the Company performed a qualitative assessment and determined that it is more likely than not that this will reduce the fair value of the impacted reporting units below their carrying amount.
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
The Company used a discounted cash flow model to determine the fair value of each reporting unit within the APS reportable segment and "All Others" category respectively, and as such they were classified as Level 3 assets in the fair value hierarchy. The cash flow projections used within the discounted cash flow models were prepared using the forecasted financial results of each reporting unit, which was based upon the underlying assumption that future revenue and cash flows will diminish once the intended cessation of business is completed. Please refer to Note 16: Cessation of Business for further information on the intended cessation of business. As a result, a goodwill impairment charge, which is a non-cash charge that represents the entire goodwill assigned to the respective reporting units, of $19.2 million within the APS reportable segment and "All Others" category has been recorded and reflected in the Company’s Consolidated Condensed Statements of Operations for the nine months ended June 28, 2025.
During the three months ended June 28, 2025, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that would indicate it is more likely than not that that the fair value of the reporting unit is less than the carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended June 28, 2025, the persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table summarizes the changes in the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category as of June 28, 2025 and September 28, 2024. Please refer to Note 16: Cessation of Business for further information on the intended cessation of business:

(in thousands)		Wedge Bonding Equipment	APS	All others	Total
Balance at September 28, 2024	(1)	$18,280	$26,268	$45,200	$89,748
Goodwill impairment		—	(2,850)	(16,348)	$(19,198)
Other		—	(152)	(876)	$(1,028)
Balance at June 28, 2025		$18,280	$23,266	$27,976	$69,522
(1) Cumulative goodwill impairment pertaining to the “All Others” category as of September 28, 2024 was $45.0 million.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
In connection with the intended cessation of the EA equipment business, the Company recorded an impairment charge of $15.7 million on the developed technology reported within the APS reportable segment and “All Others” category in the previous quarter ended March 29, 2025. The impairment of intangible assets is a non-cash charge which has been reflected in the Company’s Consolidated Statements of Operations for nine months ended June 28, 2025.
The following table reflects net intangible assets as of June 28, 2025 and September 28, 2024:

		As of June 28, 2025			As of September 28, 2024
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount

Developed technology	6.0 to 15.0	$37,461	$(34,443)	$3,018	$83,401	$(61,575)	$21,826
Customer relationships	5.0 to 8.0	$21,430	$(19,921)	$1,509	$37,625	$(35,916)	$1,709
Trade and brand name	7.0 to 8.0	$4,600	$(4,600)	$—	$7,272	$(7,272)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(4,696)	$922	$5,617	$(4,372)	$1,245
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
Total		$69,568	$(63,660)	$5,908	$134,374	$(109,135)	$25,239

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects estimated annual amortization expense related to intangible assets as of June 28, 2025:

As of
(in thousands)	June 28, 2025
Remaining Fiscal 2025	$322
Fiscal 2026	$1,288
Fiscal 2027	$1,013
Fiscal 2028	$922
Fiscal 2029	$922
Thereafter	$1,441
Total amortization expense	$5,908

NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of June 28, 2025:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$52,991	$—	$—	$52,991
Cash equivalents:
Mutual Funds (1)	156,853	72	—	156,925
Time deposits (2)	36,565	—	—	36,565
Total cash and cash equivalents	$246,409	$72	$—	$246,481
Short-term investments:
Time deposits (2)	310,000	—	—	310,000
Total short-term investments	$310,000	$—	$—	$310,000
Total cash, cash equivalents, restricted cash, and short-term investments	$556,409	$72	$—	$556,481
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of all short-term investments approximates cost basis. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 28, 2025.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Cash, cash equivalents and short-term investments consisted of the following as of September 28, 2024:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$26,800	$—	$—	$26,800
Cash equivalents:
Mutual Funds (1)	157,590	89	—	157,679
Time deposits (2)	42,668	—	—	42,668
Total cash and cash equivalents	$227,058	$89	$—	$227,147
Short-term investments:
Time deposits (2)	350,000	—	—	350,000
Total short-term investments	$350,000	$—	$—	$350,000
Total cash, cash equivalents, restricted cash, and short-term investments	$577,058	$89	$—	$577,147
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

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of June 28, 2025 and September 28, 2024:

	As of
(in thousands)	June 28, 2025	September 28, 2024
Non-marketable equity securities	$6,107	$3,143
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032, unless dissolved earlier or otherwise extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. As of June 28, 2025, the Company has funded $5.8 million into the affiliated investment fund and recognized a cumulative unrealized fair value gain of $0.3 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities as described in Note 4: Cash, Cash Equivalents, And Short-term Investments and Note 5: Equity Investments at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended June 28, 2025.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of June 28, 2025 and September 28, 2024 were as follows:

	As of
	June 28, 2025			September 28, 2024
(in thousands)	Notional Amount	Fair Value Asset Derivatives	(1)	Notional Amount	Fair Value Asset Derivatives	(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$47,632	$1,429		$46,234	$1,521
Total derivatives	$47,632	$1,429		$46,234	$1,521
(1)The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheets.
(2)Hedged amounts expected to be recognized to income within the next twelve months.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended June 28, 2025 and June 29, 2024 were as follows:

		Three Months Ended		Nine months ended
(in thousands)		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax	(1)	$1,847	$(484)	$(224)	$(418)
Net loss reclassified from accumulated OCI into income, net of tax	(2)	$(260)	$(57)	$(132)	$(300)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 8. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of June 28, 2025, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of June 28, 2025 and September 28, 2024, our finance leases are not material.
The following table shows the components of lease expense:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease expense (1)	$2,239	$2,310	$6,956	$7,725
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the three and nine months ended June 28, 2025 and June 29, 2024.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine months ended
(in thousands)	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,909	$7,867

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	June 28, 2025	September 28, 2024
Operating leases:
Weighted-average remaining lease term (in years):	7.0	7.3
Weighted-average discount rate:	7.1%	7.2%
Future lease payments, excluding short-term leases, as of June 28, 2025, are detailed as follows:

As of
(in thousands)	June 28, 2025
Remaining fiscal 2025	$2,441
Fiscal 2026	8,422
Fiscal 2027	6,070
Fiscal 2028	5,294
Fiscal 2029	5,163
Thereafter	18,893
Total minimum lease payments	46,283
Less: Interest	$9,934
Present value of lease obligations	$36,349
Less: Current portion	$6,566
Long-term portion of lease obligations	$29,783

NOTE 9. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of June 28, 2025, the outstanding amount under this facility was $5.0 million.
Credit Facilities
On February 15, 2019, the Company entered into a Facility Letter and Overdraft Agreement (collectively, the “Facility Agreements”) with MUFG Bank, Ltd., Singapore Branch (the “Bank”). The Facility Agreements provide the Company and one of its subsidiaries with an overdraft facility of up to $150.0 million (the “Overdraft Facility”) for general corporate purposes.
On June 6, 2025, the Company terminated the Facility Agreements with the Bank. As of the date of termination, there were no outstanding amounts under the Overdraft Facility. In addition, the Company did not incur any early termination penalties in connection with the termination of the Facility Agreements.

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
During the three and nine months ended June 28, 2025, the Company repurchased a total of approximately 668.0 thousand and 1,322.0 thousand shares of common stock under the New Program at a cost of approximately $21.6 million and $49.5 million, respectively.
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
As of June 28, 2025, our remaining stock repurchase authorization under the New Program was approximately $250.5 million.
Dividends
On June 5, 2025, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three and nine months ended June 28, 2025 totaled $10.9 million and $32.7 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Accumulated Other Comprehensive Loss
The following table reflects changes in accumulated other comprehensive income/(loss) by component as of June 28, 2025 and September 28, 2024:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	Gain / (Loss) on Derivative Instruments	Total
As of September 28, 2024	$(13,261)	$(1,682)	$1,521	$(13,422)
Other comprehensive loss before reclassifications	(6,916)	(91)	(224)	(7,231)
Amount reclassified out of accumulated other comprehensive (loss)/income	(815)	—	132	(683)
Tax effects	154	—	—	154
Other comprehensive loss	(7,577)	(91)	(92)	(7,760)
As of June 28, 2025	$(20,838)	$(1,773)	$1,429	$(21,182)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. On March 5, 2025, the stockholders of the Company approved an amendment to the Plan that increased the number of shares of common stock available for issuance by 2.8 million shares, which were registered on the registration statement on Form S-8 filed with the SEC on March 11, 2025. As of June 28, 2025, 3.9 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended June 28, 2025 and June 29, 2024 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock granted during the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(shares in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Time-based RSUs	4	4	567	506
Relative TSR PSUs	—	1	128	232
Growth PSUs	—	—	—	49
Common stock	8	6	22	19
Equity-based compensation in shares	12	11	717	806
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of sales	$376	$315	$1,146	$1,037
Selling, general and administrative	4,527	4,300	13,186	14,083
Research and development	2,189	1,748	6,394	5,332
Total equity-based compensation expense	$7,092	$6,363	$20,726	$20,452
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Time-based RSUs	$5,003	$4,327	$15,369	$13,340
Relative TSR PSUs	1,705	1,484	5,320	4,317
Growth PSUs	113	237	(863)	1,850
Common stock	271	315	900	945
Total equity-based compensation expense	$7,092	$6,363	$20,726	$20,452
NOTE 11. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended June 28, 2025 and June 29, 2024, the service revenue was not material.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Contract Balances

	As of
(in thousands)	June 28, 2025	September 28, 2024
Contract liabilities	$17,834	$18,646
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advanced payments from customers, partially offset by the recognition in revenue of $15.0 million that was included in contract liabilities as of September 28, 2024.

NOTE 12. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended June 28, 2025, and nine months ended June 28, 2025 and June 29, 2024, restricted stock were excluded due to the net loss the Company incurred during the period.
The following table reflects a reconciliation of the shares used in the basic and diluted net (loss)/income per share computation for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended
(in thousands, except per share)	June 28, 2025		June 29, 2024
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss)/income	$(3,289)	$(3,289)	$12,264	$12,264
DENOMINATOR:
Weighted average shares outstanding - Basic	52,692	52,692	55,280	55,280
Dilutive effect of Equity Plans		—		444
Weighted average shares outstanding - Diluted		52,692		55,724
EPS:
Net (loss)/income per share - Basic	$(0.06)	$(0.06)	$0.22	$0.22
Effect of dilutive shares		—		—
Net (loss)/income per share - Diluted		$(0.06)		$0.22

Anti-dilutive shares (1)		289		21

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share)	June 28, 2025		June 29, 2024
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net loss	$(6,166)	$(6,166)	$(81,123)	$(81,123)
DENOMINATOR:
Weighted average shares outstanding - Basic	53,265	53,265	56,028	56,028
Dilutive effect of Equity Plans		—		—
Weighted average shares outstanding - Diluted		53,265		56,028
EPS:
Net loss per share - Basic	$(0.12)	$(0.12)	$(1.45)	$(1.45)
Effect of dilutive shares		—		—
Net loss per share - Diluted		$(0.12)		$(1.45)

Anti-dilutive shares (1)		237		445
(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and nine months ended June 28, 2025 and June 29, 2024 as the effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Provision for income taxes	$3,171	$4,053	$19,941	$12,685
Effective tax rate	(2,687.3)%	24.8%	144.8%	(18.5)%
For the three and nine months ended June 28, 2025, as compared to the same period ended June 29, 2024, the change in provision for income taxes and effective tax rate was primarily due to the tax effects of the intended cessation of the Company's EA equipment business and the reimbursement from the cancellation of Project W which were recorded as discrete items during fiscal 2025 as well as the one-time charge for cancellation of Project W and the increase in valuation allowance recorded against certain deferred tax assets, which were recorded as discrete items during fiscal 2024.
For the three and nine months ended June 28, 2025, the effective tax rate is different than the U.S. federal statutory tax rate primarily due to earnings of foreign subsidiaries subject to tax at different rates than the U.S., tax incentives, tax credits, changes in valuation allowances, the impact of global intangible low-taxed income, and the tax impact of the discrete items noted above.

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
The following table reflects operating information by segment for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue:
Ball Bonding Equipment	$75,990	$93,254	$201,957	$261,432
Wedge Bonding Equipment	22,126	26,144	90,546	72,364
Advanced Solutions	10,811	20,953	56,627	46,401
APS	36,448	38,059	113,354	119,967
All Others	3,038	3,240	14,039	24,749
Net revenue	$148,413	$181,650	$476,523	$524,913
(Loss)/Income from operations:
Ball Bonding Equipment	$23,480	$27,751	$56,203	$80,617
Wedge Bonding Equipment	2,065	4,149	17,681	12,696
Advanced Solutions	(10,692)	(9,785)	61,753	(140,201)
APS	7,346	11,443	17,304	36,275
All Others	(6,179)	(8,317)	(84,637)	(25,945)
Corporate Expenses	(22,114)	(16,964)	(72,416)	(58,627)
(Loss)/Income from operations	$(6,094)	$8,277	$(4,112)	$(95,185)

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
The following table reflects net revenue by end markets served for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
General Semiconductor	$79,381	$89,154	$235,624	$250,239
Automotive & Industrial (1)	17,116	40,061	98,546	100,257
Memory	15,468	14,376	28,999	54,450
APS	36,448	38,059	113,354	119,967
Total revenue	$148,413	$181,650	$476,523	$524,913
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Capital expenditures:
Ball Bonding Equipment	$19	$172	$76	$726
Wedge Bonding Equipment	211	495	291	630
Advanced Solutions	32	47	124	365
APS	441	157	1,234	827
All Others	390	412	777	839
Corporate Expenses	1,640	1,983	5,058	7,258
	$2,733	$3,266	$7,560	$10,645

Depreciation expense:
Ball Bonding Equipment	$321	$363	$985	$1,010
Wedge Bonding Equipment	219	228	674	764
Advanced Solutions	277	295	793	5,663
APS	1,209	1,332	3,921	3,957
All Others	255	398	925	1,164
Corporate Expenses	1,328	1,078	3,918	3,416
	$3,609	$3,694	$11,216	$15,974

Amortization expense:
Ball Bonding Equipment	$—	$—	$—	$—
Wedge Bonding Equipment	—	—	—	—
Advanced Solutions	—	—	—	—
APS	—	227	526	684
All Others	216	931	1,924	2,963
Corporate Expenses	92	92	275	275
	$308	$1,250	$2,725	$3,922

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects the reserve for warranty activity for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Nine months ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reserve for product warranty, beginning of period	$8,524	$9,907	$9,911	$10,457
Provision for product warranty	2,064	3,787	6,476	9,856
Utilization of reserve	(2,977)	(3,329)	(8,776)	(9,948)
Reserve for product warranty, end of period	$7,611	$10,365	$7,611	$10,365
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of June 28, 2025:

		Payments due by fiscal year
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Inventory purchase obligation (1)	$133,373	$26,837	$106,536	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of June 28, 2025, the Company also has an obligation to fund uncalled capital commitments of approximately $4.2 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended June 28, 2025 and June 29, 2024:

	Nine months ended
	June 28, 2025	June 29, 2024
Tianshui Huatian Technology Co., Ltd	10.1%	*
* Represents less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 28, 2025 and June 29, 2024:

	As of
	June 28, 2025	June 29, 2024
Intel Corporation	*	10.7%
Forehope Group	16.2%	23.8%
Tianshui Huatian Technology Co., Ltd	18.0%	12.4%
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
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer had agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. During the nine months ended June 28, 2025, $15.1 million was included within "Net Revenue" for delivered products and the remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Condensed Statements of Operations. In the previous quarter ended March 29, 2025, the Company has received the reimbursement amount from the Customer.
Intended cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the intended cessation of its EA equipment business. The plan includes the intended wind down of the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The intended cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company has initiated in the third fiscal quarter of 2025.
The Company expects to complete the majority of the wind down activities related to the EA equipment business in the first half of fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations.
Wind down charges as a result of these activities incurred during the three and nine period ended June 28, 2025 were accounted in accordance with ASC 330, Inventory and ASC 712, Compensation—Nonretirement Postemployment Benefits. The Company also performed the impairment tests of all associated assets with reference to the guidance under ASC 330, Inventory, ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other. The wind down charges and impairments are primarily recorded in the Company’s "All Others" category and the APS reportable segment. We plan to fund the cash costs through existing cash balances.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
The following table summarizes the charges resulting from the intended cessation of the EA equipment business.

	Three months ended June 28, 2025
	Cost of sales	Impairment charges	Selling, general and administrative	Total
Inventory write-down	$2,662	$—	$—	$2,662
Adverse purchase commitments	614	—	—	614
	$3,276	$—	$—	$3,276

	Nine months ended June 28, 2025
	Cost of sales	Impairment charges	Selling, general and administrative	Total
Inventory write-down	$31,581	$—	$—	$31,581
Impairment charges related to goodwill and intangible assets	—	34,870	—	34,870
Impairment charges relating to long-lived assets	—	4,947	—	4,947
Employee termination benefits	—	—	8,180	8,180
Adverse purchase commitments	10,278	—	—	10,278
	$41,859	$39,817	$8,180	$89,856
Inventory write-down
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost based upon projections about future consumption, and market conditions. For the three and nine months ended June 28, 2025, we recorded a write-down to inventory totaling $2.7 million and $31.6 million with a corresponding increase to cost of sales in our consolidated condensed financial statements for the three and nine months ended June 28, 2025. See Note 2: Balance Sheet Components for inventory balances.
Impairment charges relating to goodwill and intangible assets
In accordance with the guidance under ASC 350, the Company performed a qualitative assessment as the intended cessation of the EA equipment business was a triggering event. Accordingly, the Company performed a quantitative impairment test and estimated the fair value of each reporting unit to be less than its carrying value. During the nine months ended June 28, 2025, we recorded a full impairment charge of $19.2 million related to goodwill, and $15.7 million related to the intangible assets reported within the APS reportable segment and "All Others" category. See Note 3: Goodwill and Intangible Assets for more details.
Impairment charges relating to long-lived assets
During the nine months ended June 28, 2025, we recorded a full impairment of the long-lived assets, resulting in an impairment charge of $1.4 million related to property, plant and equipment and $3.6 million related to the ROU assets.
Employee termination benefits
During the nine months ended June 28, 2025, in connection with the intended cessation of the EA equipment business and in accordance with ASC 712, the Company accrued for costs amounting to $8.2 million pertaining to the ongoing employee benefit arrangements. The costs were recorded within "Selling, general and administrative" in the Consolidated Statement of Operations, and are expected to be paid when wind-down activities are completed.
The Company also expects to incur additional employee termination benefits pertaining to one-time benefit arrangements in accordance with ASC 420. We expect to record between approximately $3.0 million and $5.0 million of these costs throughout the completion of the wind-down period.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)
Adverse purchase commitments
During the three and nine months ended June 28, 2025, the Company accrued for a loss of $0.6 million and $10.3 million that is expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventory items in accordance with ASC 330. The costs were recorded within "Cost of Sales" in the Consolidated Statement of Operations.
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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 92.1% and 92.3% of our net revenue for the three months ended June 28, 2025 and June 29, 2024, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 60.0% and 54.7% of our net revenue for the three months ended June 28, 2025 and June 29, 2024, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 88.4% and 89.5% of our net revenue for the nine months ended June 28, 2025 and June 29, 2024, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 51.3% and 49.9% of our net revenue for the nine months ended June 28, 2025 and June 29, 2024, respectively, were for shipments to customers headquartered in China.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of June 28, 2025, our total cash, cash equivalents and short-term investments were $556.5 million, a $20.7 million decrease from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.
Key Events in Fiscal 2025 to Date
Israel-Iran War
The Israel–Iran war began on June 13, 2025 with Israel's preemptive attacks on Iran’s nuclear facilities, military sites, and other infrastructure. Iran retaliated with missile attacks on Israeli cities, including Haifa and Tel Aviv, and military targets. The conflict also drew in the United States, which defended Israel and later conducted its own precision strikes on Iranian nuclear sites. A ceasefire was reached on June 24, 2025.
The Company has a manufacturing facility and a business office in Haifa, and our capillaries are manufactured at our facilities in Israel and China. As of the date of this report, our business and manufacturing operations in Israel have not been impacted and no material damage or utilities interruptions have been noted at our Israeli facility. Trade routes remain open, and our suppliers and business partners in Israel remain operational. Furthermore, disruption to our workforce has been minimal.
Given that any further escalation or other hostilities cannot be excluded, we continue to monitor the situation and remain ready to activate our Business Continuity Plan (“BCP”) if necessary.
Intended Cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the intended cessation of its Electronics Assembly ("EA") equipment business. The plan includes an intention to wind down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The intended cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company has initiated in the third fiscal quarter of 2025. The wind down activities are ongoing and are expected to be substantially completed by the first half of fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations. For additional information, see Note 16: Cessation of Business in our Notes to the Consolidated Condensed Financial Statements.
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
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer had agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. In the quarter ended December 28, 2024, $15.1 million was included within "Net Revenue" for delivered products and the remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Condensed Statements of Operations. In the previous quarter ended March 29, 2025, the Company has received the reimbursement amount from the Customer.
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

The ongoing tensions in the Middle East, including the Israel-Iran war, and the prolonged Ukraine/Russia conflict have not had a material impact on our financial condition and operating results in fiscal 2025 to date. We believe that our existing cash, cash equivalents, short-term investments, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of this Quarterly Report. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net revenue	$148,413	$181,650	$(33,237)	(18.3)%
Cost of sales	79,170	96,920	(17,750)	(18.3)%
Gross profit	69,243	84,730	(15,487)	(18.3)%
Selling, general and administrative	39,596	38,516	1,080	2.8%
Research and development	35,741	37,937	(2,196)	(5.8)%
Operating expenses	75,337	76,453	(1,116)	(1.5)%
(Loss)/Income from operations	$(6,094)	$8,277	$(14,371)	(173.6)%

	Nine months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net revenue	$476,523	$524,913	$(48,390)	(9.2)%
Cost of sales	279,812	343,816	(64,004)	(18.6)%
Gross profit	196,711	181,097	15,614	8.6%
Selling, general and administrative	126,224	119,359	6,865	5.8%
Research and development	110,769	112,451	(1,682)	(1.5)%
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Operating expenses	200,823	276,282	(75,459)	(27.3)%
Loss from operations	$(4,112)	$(95,185)	$91,073	95.7%
Net Revenue
Our net revenue for the three and nine months ended June 28, 2025 decreased as compared to our net revenue for the three and nine months ended June 29, 2024. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, APS and All Others and partially offset by the higher volume in Wedge Bonding Equipment and Advanced Solutions, as further outlined in the following tables presented immediately below.
The following tables reflect net revenue for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended
(dollar amounts in thousands)	June 28, 2025		June 29, 2024		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$75,990	51.2%	$93,254	51.3%	$(17,264)	(18.5)%
Wedge Bonding Equipment	22,126	14.9%	26,144	14.4%	(4,018)	(15.4)%
Advanced Solutions	10,811	7.3%	20,953	11.5%	(10,142)	(48.4)%
APS	36,448	24.6%	38,059	21.0%	(1,611)	(4.2)%
All Others	3,038	2.0%	3,240	1.8%	(202)	(6.2)%
Total net revenue	$148,413	100.0%	$181,650	100.0%	$(33,237)	(18.3)%

	Nine months ended
(dollar amounts in thousands)	June 28, 2025		June 29, 2024		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$201,957	42.4%	$261,432	49.8%	$(59,475)	(22.7)%
Wedge Bonding Equipment	90,546	19.0%	72,364	13.8%	18,182	25.1%
Advanced Solutions	56,627	11.9%	46,401	8.8%	10,226	22.0%
APS	113,354	23.8%	119,967	22.9%	(6,613)	(5.5)%
All Others	14,039	2.9%	24,749	4.7%	(10,710)	(43.3)%
Total net revenue	$476,523	100.0%	$524,913	100.0%	$(48,390)	(9.2)%
Ball Bonding Equipment
For the three and nine months ended June 28, 2025, the decrease in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases in the general semiconductor and memory end markets as a result of relatively stable factory utilization levels in certain regions.
Wedge Bonding Equipment
For the three months ended June 28, 2025, the decrease in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to lower volume of customer purchases primarily in the automotive markets and partially offset by higher customer purchase in the general semiconductor.
For the nine months ended June 28, 2025, the increase in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to higher volume of customer purchases primarily in the general semiconductor and partially offset by lower customer purchases in the automotive markets.
Advanced Solutions
For the three months ended June 28, 2025, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in the general semiconductor end markets.
For the nine months ended June 28, 2025, the increase in Advanced Solutions net revenue as compared to the prior year period was primarily due to a higher volume of customer purchases in LED which is included in the industrial end market and partially offset by lower customer purchases in general semiconductor end market.
APS
For the three and nine months ended June 28, 2025, the decrease in APS net revenue as compared to the prior year period was due to a lower volume of customer purchases primarily in spares and services, and unfavorable pricing from bonding tools.
All Others
For the three and nine months ended June 28, 2025, the decrease in All Others net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in the general semiconductor end market.

Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended		Basis Point
	June 28, 2025	June 29, 2024	Change
Ball Bonding Equipment	50.8%	46.3%	450
Wedge Bonding Equipment	43.2%	44.3%	(110)
Advanced Solutions	46.8%	42.7%	410
APS	43.4%	54.5%	(1,110)
All Others	6.9%	9.5%	(260)
Total gross profit margin	46.7%	46.6%	10

	Nine months ended		Basis Point
	June 28, 2025	June 29, 2024	Change
Ball Bonding Equipment	50.0%	47.0%	300
Wedge Bonding Equipment	44.2%	48.5%	(430)
Advanced Solutions	65.7%	(97.8)%	16,350
APS	48.6%	55.3%	(670)
All Others	(260.4)%	8.5%	(26,890)
Total gross profit margin	41.3%	34.5%	680
Ball Bonding Equipment
For the three and nine months ended June 28, 2025, the increase in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a favorable product mix, including lower sales of lower margin products and a shift in customer mix, including higher sales to customers where we achieve higher average margins.
Wedge Bonding Equipment
For the three and nine months ended June 28, 2025, the decrease in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a less favorable product mix, including higher sales of lower margin products and a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For the three months ended June 28, 2025, the increase in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to favorable product mix, including higher sales of higher margin products.
For the nine months ended June 28, 2025, the increase in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to the inventory write-down charges in the prior year as a result of the cancellation of Project W and favorable product mix, including higher sales of higher margin products.
APS
For the three and nine months ended June 28, 2025, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by lower volume from spares and services, and unfavorable pricing from bonding tools, and the spares related inventory write-down charges incurred as a result of the intended cessation of the EA equipment business.
All others
For the three and nine months ended June 28, 2025, the decrease in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by the inventory write-down charges incurred as a result of the intended cessation of the EA equipment business.

Operating Expenses
The following tables reflect operating expenses for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Selling, general and administrative	$39,596	$38,516	$1,080	2.8%
Research and development	35,741	37,937	(2,196)	(5.8)%
Total	$75,337	$76,453	$(1,116)	(1.5)%

	Nine months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Selling, general and administrative	$126,224	$119,359	$6,865	5.8%
Research and development	110,769	112,451	(1,682)	(1.5)%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Total	$200,823	$276,282	$(75,459)	(27.3)%
Selling, General and Administrative (“SG&A”)
For the three months ended June 28, 2025, the higher SG&A expenses as compared to the prior year period were primarily due to $1.0 million net unfavourable variance in foreign exchange and $0.5 million higher staff cost. This was partially offset by $0.5 million lower professional services .
For the nine months ended June 28, 2025, the higher SG&A expenses as compared to the prior year period were primarily due to $7.2 million higher severance expenses and $2.3 million higher staff cost. This was partially offset by $2.6 million net favourable variance in foreign exchange.
Research and Development (“R&D”)
For the three months ended June 28, 2025, the lower R&D expenses as compared to the prior year period were primarily due to $1.5 million lower prototype materials and $0.6 million lower staff cost.
For the nine months ended June 28, 2025, the lower R&D expenses as compared to the prior year period were primarily due to $4.0 million lower prototype materials. This was partially offset by $2.8 million higher staff cost.
Gain relating to cessation of business
For the nine months ended June 28, 2025, the gain relating to cessation of business was primarily due to the $71.1 million reimbursement for certain costs and expenses from the cancellation of Project W, a $3.2 million gain on the disposal of a subsidiary and a $1.7 million gain from the supplier settlement.
Impairment Charges
For the nine months ended June 28, 2025, the impairment charges in the current period were due to $39.8 million impairment charges on long-lived assets, intangible assets and goodwill related to the intended cessation of the EA equipment business. The impairment charges in the prior year period were due to $44.5 million impairment charges on long-lived assets related to the cancellation of Project W.

Loss from Operations
The changes in loss from operations for the respective segments are due to the changes in net revenue, gross profit margin and operating expenses as explained in the respective sections above.
The following tables reflect loss from operations by reportable segments for the three and nine months ended June 28, 2025 and June 29, 2024.

	Three months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Ball Bonding Equipment	$23,480	$27,751	$(4,271)	(15.4)%
Wedge Bonding Equipment	2,065	4,149	(2,084)	(50.2)%
Advanced Solutions	(10,692)	(9,785)	(907)	(9.3)%
APS	7,346	11,443	(4,097)	(35.8)%
All Others	(6,179)	(8,317)	2,138	25.7%
Corporate Expenses	(22,114)	(16,964)	(5,150)	(30.4)%
Total (loss)/income from operations	$(6,094)	$8,277	$(14,371)	(173.6)%

	Nine months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Ball Bonding Equipment	$56,203	$80,617	$(24,414)	(30.3)%
Wedge Bonding Equipment	17,681	12,696	4,985	39.3%
Advanced Solutions	61,753	(140,201)	201,954	144.0%
APS	17,304	36,275	(18,971)	(52.3)%
All Others	(84,637)	(25,945)	(58,692)	(226.2)%
Corporate Expenses	(72,416)	(58,627)	(13,789)	(23.5)%
Total loss from operations	$(4,112)	$(95,185)	$91,073	95.7%
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Interest income	$6,008	$8,060	$(2,052)	(25.5)%
Interest expense	$(32)	$(20)	$(12)	(60.0)%

	Nine months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Interest income	$17,982	$26,807	$(8,825)	(32.9)%
Interest expense	$(95)	$(60)	$(35)	(58.3)%
Interest income
For the three and nine months ended June 28, 2025, interest income decreased as compared to the prior year period primarily due to a lower weighted interest rate on cash, cash equivalents and short-term investments.

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended June 28, 2025 and June 29, 2024:

	Three months ended			Nine months ended
(dollar amounts in thousands)	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	Change
Provision for income taxes	$3,171	$4,053	$(882)	$19,941	$12,685	$7,256
Effective tax rate	(2,687.3)%	24.8%	(2,712.1)%	144.8%	(18.5)%	163.3%
For the three and nine months ended June 28, 2025, as compared to the same period ended June 29, 2024, the change in provision for income taxes and effective tax rate was primarily due to the tax effects of the intended cessation of the Company's EA equipment business and the reimbursement from the cancellation of Project W which were recorded as discrete items during fiscal 2025 as well as the one-time charge for the cancellation of Project W and the increase in valuation allowance recorded against certain deferred tax assets, which were recorded as discrete items during fiscal 2024.
For the three and nine months ended June 28, 2025, the effective tax rate is different than the U.S. federal statutory tax rate primarily due to earnings of foreign subsidiaries subject to tax at different rates than the U.S., tax incentives, tax credits, change in valuation allowances, the impact of global intangible low-taxed income, and the tax impact of the discrete items noted above.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of June 28, 2025 and September 28, 2024:

	As of
(dollar amounts in thousands)	June 28, 2025	September 28, 2024	$ Change
Cash and cash equivalents	$246,481	$227,147	$19,334
Short-term investments	310,000	350,000	(40,000)
Total cash, cash equivalents, and short-term investments	$556,481	$577,147	$(20,666)
Percentage of total assets	49.5%	46.5%
The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the nine months ended June 28, 2025 and June 29, 2024:

	Nine months ended
(in thousands)	June 28, 2025	June 29, 2024
Net cash provided by (used in) operating activities	$106,159	$(582)
Net cash provided by (used in) investing activities	26,161	(20,518)
Net cash used in financing activities	(114,564)	(141,729)
Effect of exchange rate changes on cash and cash equivalents	1,578	344
Changes in cash and cash equivalents	$19,334	$(162,485)
Cash and cash equivalents, beginning of period	227,147	529,402
Cash and cash equivalents, end of period	$246,481	$366,917

Nine months ended June 28, 2025
The increase in net cash provided by operating activities was primarily due to non-cash adjustments to net loss of $105.8 million and a net favourable change in operating assets and liabilities of $6.5 million, partially offset by a net loss of $6.2 million. The non-cash adjustments were primarily due to impairment charges of $39.8 million and an inventory write-down of $31.6 million as a result of the intended cessation of the EA equipment business. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $20.0 million, a decrease in prepaid expenses and other current assets of $4.7 million, and a net increase in accounts payable, accrued expenses and other liabilities of $10.5 million. This was partially offset by an increase in inventories of $21.4 million after excluding the impact of the inventory write-down as shown above, and a decrease in income tax payable of $7.5 million.
The decrease in accounts and other receivable in the nine months ended June 28, 2025 was mainly due to lower sales for the period. The decrease in prepaid expenses and other current assets was mainly due to the receipt of tax refunds. The net increase in accounts payable, accrued expenses and other liabilities was primarily due to higher accrued employee termination benefits and adverse purchase commitments, partially offset by overall lower purchases. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable was primarily due to lower profitability which included the net impact from the intended cessation of EA equipment business and reimbursement from the cancellation of Project W which were treated as discrete items.
Net cash provided by investing activities was due to net maturity of short-term investments of $40.0 million and net cash received from the disposal of a subsidiary of $2.5 million, partially offset by capital expenditures of $14.2 million and investment in a private equity fund of $2.3 million.
Net cash used in financing activities was primarily due to common stock repurchases of $80.1 million and dividend payments of $32.7 million.
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

Fiscal 2025 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2025 capital expenditures to be between approximately $8.0 million and $12.0 million, of which approximately $7.6 million has been incurred through the third quarter. The actual amounts for 2025 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions and other factors, some of which are beyond our control.
As of June 28, 2025 and September 28, 2024, approximately $413.6 million and $302.6 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
The Company’s operations and capital requirements are anticipated to be funded primarily by cash on hand and cash generated from operating activities. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future, including payment of dividends, share repurchases and income taxes.
We believe that our existing cash, cash equivalents, short-term investments, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, industry-related uncertainties, and effects arising from the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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

During the three and nine months ended June 28, 2025, the Company repurchased a total of approximately 668.0 thousand and 1,322.0 thousand shares of common stock under the New Program at a cost of approximately $21.6 million and $49.5 million, respectively.
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
As of June 28, 2025, our remaining stock repurchase authorization under the New Program was approximately $250.5 million.
Dividends
On June 5, 2025, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three and nine months ended June 28, 2025 totaled $10.9 million and $32.7 million, respectively. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of June 28, 2025, the Company had deferred tax liabilities of $35.8 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $20.0 million, inclusive of accrued interest on uncertain tax positions of $4.9 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of June 28, 2025:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$133,373	$26,837	$106,536	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$11,811	11,811	—	—	—
Total	$145,184	$38,648	$106,536	$—	$—
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
On June 6, 2025, the Company terminated the Facility Agreements with the Bank. As of the date of termination, there were no outstanding amounts under the Overdraft Facility. In addition, the Company did not incur any early termination penalties in connection with the termination of the Facility Agreements.
As of June 28, 2025, other than the bank guarantee disclosed in Note 9: Debt And Other Obligations in our Notes to Consolidated Condensed Financial Statements, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of June 28, 2025, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $5.0 million to $6.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $47.6 million outstanding as of June 28, 2025.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 28, 2025 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third party subcontractors or warehouses as part of their supply chain. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Over 85% of our net revenue is derived from shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Approximately 51.3% and 49.9% of our net revenue for the nine months ended June 28, 2025 and June 29, 2024, respectively, were for shipments to customers headquartered in China.
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
In particular, trade tensions between the U.S. and China have been ongoing. There has been a further escalation of trade tensions between the U.S. and China since 2015, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. While a temporary de-escalation has been reached in May 2025, full retaliatory tariffs and other non-tariff countermeasures may be reimposed in the future should there be a suspension or breakdown of trade negotiations.
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
In November 2023, the BIS issued additional rules to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment , as well as items that support supercomputing applications and end uses, to arms embargoed countries, including China. Further in December 2024, the BIS added new export controls pertaining to high-bandwidth memory, semiconductor manufacturing equipment and related items that enable advanced-node integrated circuit production. While the BIS rescinded its "Framework for AI Diffusion" in May 2025, there is a possibility of a replacement rule or other rules being introduced in the future.
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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended June 28, 2025 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025 to April 26, 2025	218	$30.34	218	$265,512
April 27, 2025 to May 31, 2025	256	$32.73	256	$257,136
June 1, 2025 to June 28, 2025	194	$34.19	194	$250,500
For the three months ended June 28, 2025	668		668

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

Item 3. – Defaults Upon Senior Securities.
None.

Item 4. – Mine Safety Disclosures
None.

Item 5. – Other Information
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1f of the Exchange Act) have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 28, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. -     Exhibits

Exhibit No.	Description

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company's Amended and Restated By-Laws, dated June 5, 2025, are incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 9, 2025.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 6, 2025	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)