Form 10-K
period 2025-10-04
KULICKE & SOFFA INDUSTRIES INC
filed 2025-11-20
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 29, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately 1,753.2 million based on the closing sale price as reported on The Nasdaq Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 17, 2025, there were 52,363,000 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

KULICKE AND SOFFA INDUSTRIES, INC.
 2025 Annual Report on Form 10-K
October 4, 2025
Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K for the fiscal year ended October 4, 2025 (the “Annual Report” or “Form 10-K”), including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities; our ability to successfully execute our business; our ability to control costs; and our operational flexibility as a result of (among other factors):
•our ability to successfully complete the cessation of our Electronics Assembly ("EA") equipment business, including due to delays or other problems arising from regulatory or judicial review of the activities concerning the cessation;
•our ability to achieve expected organizational efficiencies after the successful cessation of our EA equipment business;
•risks arising from changes or uncertainties in trade policies, including the imposition of new, reciprocal or increases in existing tariffs or other restrictive trade measures, affecting supply chain costs, product pricing and customer demand;
•our expectations regarding the potential impacts on our business of actual or potential inflationary pressures, interest rate and risk premium adjustments, falling consumer sentiment, or economic recession caused, directly or indirectly, by the ongoing tensions in the Middle East, the prolonged Ukraine/Russia conflict, global trade relations, geopolitical tensions and other macroeconomic factors;
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
•projected demand for our products and services; and
•unexpected delays and difficulties in executing our environmental, social and governance (“ESG”) targets and commitments.

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
We design, develop, manufacture and sell capital equipment and consumables and provide services used to assemble semiconductor devices, such as integrated circuits, power discretes, light-emitting diode (“LEDs”), and sensors. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket solutions and services for our and our peer companies’ equipment. Our customers primarily consist of integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
Our goal is to be the technology leader and the most competitive supplier in terms of performance, cost and quality in each of our major product lines. Accordingly, we invest in research and engineering projects intended to expand our market access and enhance our leadership position in semiconductor assembly. We also remain focused on enhancing our value to customers through higher productivity systems, more autonomous capabilities and continuous improvement and optimization of our operational costs. Delivering new levels of value to our customers is a critically important goal.
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
Our year end for fiscal 2025, 2024 and 2023 was October 4, 2025, September 28, 2024, and September 30, 2023, respectively.

Key Events in Fiscal 2025
Middle East Conflict
On October 7, 2023, an escalated armed conflict between Israel and the Hamas terrorist organization commenced, leading to a series of extended hostilities along Israel’s border with the Gaza Strip. Though a further ceasefire between Israel and the Hamas terrorist organization took effect on October 10, 2025, there have been subsequent claims of breaches on both sides.
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

Cessation of EA Equipment Business
On March 25, 2025, the Board of Directors the Company approved a strategic plan related to the cessation of the Company's EA equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of October 4, 2025, had substantially completed. The wind down activities remains ongoing and are expected to be substantially completed by fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations. For additional information, see "Note 17: Cessation of Business" in the Notes to the Consolidated Financial Statements in "Part II, Item 8 — Financial Statements and Supplementary Data".
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
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company. In the quarter ended December 28, 2024, $15.1 million was included within "Net Revenue" for delivered products and the remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Statements of Operations. In the quarter ended March 29, 2025, the Company received the reimbursement amount from the Customer.
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
The ongoing tensions in the Middle East, including the Israel-Iran war, and the prolonged Ukraine/Russia conflict have not had a material impact on our financial condition and operating results in fiscal 2025. We believe that our existing cash, cash equivalents, short-term investments, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of this Annual Report. However, this is a highly dynamic situation. As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding the operations of our manufacturing locations, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate.
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
For additional information, please see “Part I, Item 1A — Risk Factors”.

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
During the three months ended December 28, 2024, the Company repurchased a total of approximately 657.0 thousand shares of common stock under the Prior Program at a cost of approximately $30.3 million. On December 2, 2024, the Company announced that it had completed share repurchases under the Prior Program.
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
During the fiscal year ended October 4, 2025, the Company repurchased a total of approximately 1,785.0 thousand shares of common stock under the New Program at a cost of approximately $66.2 million.
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
As of October 4, 2025, our remaining stock repurchase authorization under the New Program was approximately $233.8 million.
Dividends
On each of August 29, 2025, June 5, 2025, March 6, 2025 and November 13, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock, resulting in an aggregate dividend of $0.82 per share of common stock for the fiscal year ended October 4, 2025. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 90.5% and 90.6% of our net revenue for fiscal 2025 and 2024, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.5% and 53.3% of our net revenue for fiscal 2025 and 2024, respectively, was for shipments to customers headquartered in China.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 4, 2025, our total cash, cash equivalents and short-term investments were $510.7 million, a $66.4 million decrease from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Part II, Item 7. — Management Discussion and Analysis of Financial Condition — Liquidity and Capital Resources” for more information.

Technology Leadership
We compete in the General Semiconductor, Automotive & Industrial and Memory end markets by offering our customers advanced capital equipment, tools and solutions primarily addressing their semiconductor interconnect and device assembly needs. Our technology leadership directly contributes to the strong market positions of our ball bonder, wedge bonder, advanced solutions, and other leading tools, services and solutions. To maintain our competitive advantage, we invest in product development activities designed to enhance existing products and to deliver next-generation solutions. These investments often focus on progressing the broader assembly process in addition to advancing specific hardware and software features within our broadening capital equipment and aftermarket solutions portfolios. In support of this development effort, we typically work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
Our Asterion hybrid wedge bonder has demonstrated the capability to provide and enable an expanded bond area, laser bonding, new robust pattern recognition capabilities and extremely tight process controls. Recently, we launched the Asterion-PW, extending our leadership in power device applications with a fast and precise ultrasonic pin welding solution.
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
We also have expanded the use of AT Premier PLUS for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors. We recently introduced ATPremier MEM PLUS™, a cutting-edge wafer level packaging solution, deploying innovative vertical wire technology to address emerging advanced memory applications within today's fast-paced semiconductor market. Engineered for high-volume, at-the-edge AI applications, our vertical wire technology has broken barriers to enable a new level of transistor-dense DRAM and NAND assembly.
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

The APTURATM is a highly capable thermo-compression bonding system which supports an ultra-fine-pitch fluxless direct-copper thermo-compression bonding process. With this system, we are well positioned to enable growth of chiplet-based advanced packages.
We continue to expand technology partnerships with key customers and through engagements with institutions and consortiums, including the UCLA Center for Heterogeneous Integration and Performance Scaling (“CHIPS”) and the “US-Joint” semiconductor consortium led by Resonac Holdings Corporation.
In respect of advanced dispensing, we recently announced the launch of ACELON™, a next-generation precision dispensing solution designed for a broad range of semiconductor, Surface Mount Technology ("SMT"), and automotive assembly applications. This new advanced dispensing platform leverages the Company's market-leading machine architecture in wire bonding, which has already been successfully deployed by leading customers in critical high-reliability and high-volume production environments worldwide for decades. ACELON™ provides flexibility for handling larger substrates and complex assembly configurations through a significantly expanded working area. The system delivers industry-leading precision with sub-20µm wet accuracy, ensuring consistent material placement for critical applications where dimensional tolerances are paramount.
We are focused on driving innovation and delivering new solutions in our tools business, driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is a core strength supporting our products' technological differentiation.
Customers
Our major customers include IDMs, OSATs, foundry service providers, and other electronic manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly year-to-year based on their respective capital investments and operating expense budgets, as well as overall industry trends. For additional information regarding our concentrations and customers, please see "Note 16: Commitments, Contingencies and Concentrations” in the notes to our consolidated financial statements in “Part II, Item 8 — Financial Statements and Supplementary Data”.
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

The following table reflects our backlog as of October 4, 2025 and September 28, 2024:

	As of
(in thousands)	October 4, 2025	September 28, 2024
Backlog	$245,280	$148,585
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
Our ball bonder, wedge bonder, AT Premier series, APAMATM, APAMA PlusTM, APTURATM and KatalystTM bonder manufacturing and assembly is done at our facility in Singapore. Our Hybrid and Electronic Assembly solutions manufacturing and assembly is done at our facilities in the Netherlands and Singapore. Our advanced dispensing manufacturing and assembly is done at our facility in Taiwan. We have ISO 9001, ISO 14001 and ISO 45001 certifications for our equipment manufacturing facilities in Singapore and in the Netherlands.
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
Environmental, Social and Governance (“ESG”)
We continue to proactively manage and address the ESG topics that are of concern to us and our stakeholders. The sustainability governance structure at K&S continues to evolve and mature, and our ESG council continues to oversee the Company's ESG efforts.
The ESG council comprises sub-components overseen by organizational leads, with each lead providing regular updates on status and planned initiatives to defined ESG council work streams. The ESG council provides quarterly updates to our executive leadership, with the Nominating and Governance Committee (“NGC”) of the Board of Directors receiving summary reports on a semi-annual basis.
In fiscal 2024, we performed an independent, limited external assurance of our direct (Scope 1) and purchased energy indirect (Scope 2) greenhouse gas emissions data, as well as selected sustainability performance data on paper usage, water consumption, and waste generated and disposed, under the operational control boundary of seven of our global operational sites.
For more information on our ESG efforts, please refer to our Sustainability Report 2024, which can be found on our website at https://www.kns.com/ESG. This website reference is provided for convenience only and the content on the referenced website is expressly not incorporated by reference into this Annual Report on Form 10-K.

Human Capital
Our Employees
Our talented employees are critical to our ability to achieve the Company’s vision to be the leading technology and service provider of innovative interconnect solutions enabling a smart future. As of October 4, 2025, we had 2,551 full-time employees and 41 temporary workers worldwide.
Inclusive Workplace Practices
As a technology company operating in a dynamic and global environment, our success depends on attracting, retaining, and developing top talent across diverse backgrounds, experiences, and perspectives. We are committed to fostering a workplace culture that promotes fairness, innovation, and opportunity for all employees.
We are proud of our inclusive talent strategy that emphasizes fair and consistent hiring practices and cross-functional collaboration. The Company has also implemented a learning and development series titled “Inclusive Leader Mindset Change Training”, which was designed to equip people managers with valuable perspectives and tools to cultivate inclusive leadership. As a multinational company, we respect cultural differences and local labor laws, and we tailor our engagement strategies accordingly.
Safe Workplace
We endeavor to provide a safe and healthy workplace for all our employees. The health and safety of our employees is of paramount importance to the Company and forms an integral part of our organizational culture. The Executive Safety Committee (the “Safety Committee”) provides overall leadership and policy in discharging the Company’s safety responsibilities while promoting a culture of safety within the Company. The Safety Committee, together with key site and operations leadership responsible for the Company’s workplace safety and health, works together to establish and communicate a vision for the Company’s workplace safety. Each of our key manufacturing and R&D sites have also established Environment, Health and Safety (“EHS”) practices, objectives and performance targets, which are overseen by an EHS Committee, led by an EHS Manager or a Safety Representative from each key operations function. To ensure that all employees are familiar with our safety standards and actions, we conduct health and safety-related trainings including hands-on emergency preparedness training comprising periodic fire drill evacuations, first-aid, fire-fighting and hazardous chemical spillage response drills. This training is included in our new hire on-boarding programs with employee-wide refresher trainings conducted every two years.
As and when required, including as a response to a potential global health crisis, our Company will implement site specific business continuity and risk mitigation plans to help maintain the health and safety of our employees.
Human Resource (“HR”) Practices
At K&S, we aim to recruit, develop and retain a high-performing and diverse workforce while fostering a safe and productive work environment for employees to maximize individual and organizational potential. Our regional HR managers support the local leaders and managers, ensuring that our employment and labor practices adhere to regional and local regulations. We continually review these policies and benchmark them against market peers to help ensure that we implement leading practices on recruitment, onboarding and employee development. Our HR function also includes centers of excellence in Talent Management, Talent Acquisition, HR Shared Services, and Global Compensation and Benefits, ensuring best practices in these important areas.

Employee Development
We believe in investing in our employees’ professional growth by encouraging them to continually develop their functional and leadership skills and to gain different experiences across the Company as they progress along their career paths and grow within our organization. Our Learning and Development Framework which is based on identified professional and management competencies and the Company’s core values, is tailored to specific target groups such as new hires, professional and support staff levels, manager levels as well as identified key talents from our succession planning process. These development programs are also based on the 70/20/10 learning and development model under which individuals obtain 70% of their knowledge through experiential learning, 20% through social learning and 10% from formal educational events. We encourage our employees to not only participate actively in technical and soft-skill training programs, but also to learn through peer coaching and mentoring, and to develop professionally through various stretch assignments and projects. We have implemented global leadership development programs aimed at accelerating the development of our high potential mid-career professionals and managers to prepare them to assume broader leadership roles.
Following employee feedback from our employee engagement survey, we introduced a formalized career progression framework and associated tools to provide clarity and guidance to both managers and employees. The framework provides clarity and tools for employees in the Professional and Management Career tracks on the requisite competencies for advancement to the next career level within the Company. Employees are encouraged to enroll in various training courses intended to support their development in the required competency stages as they chart their career progression with the Company. To complement the other competencies, we also plan to roll out our Engineering Competency Framework in fiscal 2026. This will allow our engineers to understand how to grow technically and the skills they will need to develop to move to the next career level, which we believe will lead to more robust planning for future talent needs and support succession planning for critical technical roles.
Compensation & Benefits
We strive to ensure fair, equitable and competitive pay for all employees within the locations where they work, and we obtain market knowledge about pay levels by participating in multiple globally recognized compensation surveys annually. The survey providers aggregate our data with all the responding companies to determine market relevant pay ranges for all our positions. Our analysis and programs also evaluate industry sector information most relevant to us. The Company also strives to ensure that our employee benefits are compliant in the cities, states and countries in which we operate, while annual benefits benchmarking ensures that our benefits are attractive in the markets where we compete for talent.
Employee Engagement
We also monitor our workforce composition and retention trends together with employee engagement, and these insights feed into our strategic workforce planning and help us identify areas for improvement. As part of our employee engagement initiatives, every two to three years, we conduct a global employee engagement survey, the “Voice of K&S”, to gather feedback from all our employees on various aspects of their work and on our corporate culture. Survey results are reviewed by management teams to identify improvement opportunity areas. Where we have identified retention risks in certain departments, we have also used quarterly pulse surveys to gather employee feedback for early detection of issues and to improve engagement.
Flexible work arrangements, which had been critical to our success throughout the COVID-19 pandemic, has now become part of our culture. We have provided tools and infrastructure to enable employees the choice and flexibility of a range of flexible work arrangement options that best meet their needs while allowing them to continue to fulfill the Company’s business objectives.
Open Door Policy
We maintain an open-door policy through our grievance and whistleblowing procedures and provide multiple avenues for employees to voice their concerns and raise suggestions. Employees may report any grievances to their immediate supervisor, local HR representatives or the Global Vice President of HR. Employees may also confidentially and anonymously raise any concerns of legal violation, violation of the Company’s codes and policies, improper or unethical business practices, or concealment of any wrongdoing through the whistleblower hotline, whistleblower website or the Company's General Counsel. We take every raised complaint seriously and prohibit any form of retaliation against any employee for lodging a complaint in good faith.

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
The threat of terrorism or acts of war, risks and rumors of war, escalation and civil disturbances, including the prolonged tensions in the Middle East and the Ukraine/Russia conflict, increases the uncertainty in our markets and could adversely affect our business. On October 7, 2023, an escalated armed conflict between Israel and the Hamas terrorist organization commenced, leading to a series of extended hostilities along Israel’s border with the Gaza Strip. Though a ceasefire took effect on October 10, 2025, there have been subsequent claims of breaches on both sides.
Many multinational companies in the semiconductor industry have research, design and development centers situated in Israel. The Company has a manufacturing facility and a business office in Haifa, and our capillaries are manufactured at this facility, in addition to our facility in China.
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
As the intensity of the war has been rapidly evolving, including the potential for heightened geopolitical tensions in the Middle East, we continue to review reports concerning our operations and business partners and remain vigilant. Where necessary, we will ramp up our manufacturing capabilities in China as part of our general business contingency strategy.
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
The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have in the past adversely affected our business, financial condition, human resource allocation and operating results. Downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. Historically these downturns have severely and negatively affected the industry’s demand for capital equipment, including assembly equipment and, to a lesser extent, tools. In any case, we believe the historical volatility of our business, both upward and downward, will persist. Consequently, our revenues may decline, and our results of operations and financial condition may be adversely affected.

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses.
We typically operate our business with limited visibility of future demand. We do not have long-term contracts with many of our customers. As a result, demand for our products in future periods is difficult to predict and we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand, especially for supplies with a longer lead time. We have in the past failed, and may again in the future fail, to accurately forecast demand for our products. This has led to, and may in the future lead to, delays in product shipments or, alternatively, an increased risk of inventory obsolescence. As part of our supply chain management, we have increased our inventory levels in an effort to mitigate component shortages, which may increase the risk of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results may be materially and adversely affected.
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
•cancelled or deferred orders;
•variations in sales channel or mix of direct sales and indirect sales;
•seasonality;
•changes in trade regulations;
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
•retrenchment, severance, restructuring, and other costs of relocating our manufacturing or warehouse facilities;

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
Typically, our average selling prices have declined over time due to continuous price pressure from our customers, our competitors and general cost reductions within our industry’s supply chains. The Chinese government’s initiatives around self-sustainability in the semiconductor sector are propelling China to expand its domestic manufacturing capacity. With considerable incentives from the Chinese government, manufacturers based in China are able to lower selling prices, thereby increasing overall competition. This has resulted in a lowering of our average selling prices in China. We seek to offset this decline by continually reducing our cost structure by consolidating operations in lower cost areas, reducing other operating costs, by pursuing product strategies focused on product performance and customer service, and developing new products for which we are able to charge higher prices. These efforts may not enable us to fully offset price declines, and if they do not, our financial condition and operating results may be materially and adversely affected.
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
In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better-capitalized companies, or enter into strategic collaboration with major process partners. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources than we do. Some of these competitors are Asian and European companies that have had, and may continue to have, an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers. Some of these competitors compete across many of our product lines, while others are primarily focused in a specific product area, all of which could result in lowering the barriers to entry. Some governments have provided, and will continue to provide, financial assistance or other support to some of our competitors or to new entrants, to advance the nation's growth in the semiconductor equipment and packaging materials industries.

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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Over 90% of our net revenue is derived from shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Approximately 53.5% and 53.3% of our net revenue for fiscal 2025 and 2024, respectively, was derived from shipments to customers headquartered in China.
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
We also rely on non U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We currently manufacture our ball, wedge, APAMATM and APTURATM bonders in Singapore, our dicing blades, capillaries and bonding wedges in China, our Hybrid and Electronic Assembly solutions in the Netherlands, our capillaries in Israel, and our advanced dispensing equipment in Taiwan. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, particularly Asia/Pacific region, such as:
• stringent and frequently changing trade regulations;
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
Our international operations also depend on favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. In 2025, the U.S. imposed additional tariffs on a number of countries. Impacted countries have imposed, and in the future may impose, retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subject to such tariffs. In addition to tariffs, the U.S. has imposed export controls targeted at specific industries, including the semiconductor industry.
These tariffs and other adverse trade actions, as well as the threat of trade wars against foreign countries/regions, have created even more uncertainties in international trade, which may affect our business. For example, the imposition of tariffs and export controls have indirectly led to an increase in the cost of our products, which if improperly managed, could in turn materially and adversely affect our ability to sell our products in foreign markets.
Catastrophic events, such as pandemics and extreme weather events as a result of climate change, can have a material adverse effect on our operations and financial results.
Our operations and business, and those of our customers and suppliers, can be disrupted by natural disasters, public health issues, interruptions of service from utilities, or other catastrophic events including as a result of climate change. In addition, global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. We also operate in seismic zones including Taiwan, which is located within a complex zone of convergence between the Philippines Sea Plate and Eurasian Plate. For example, in January 2025, a magnitude 6.4 earthquake struck Tainan, Taiwan, resulting in a temporary suspension of business and services. Although our advanced dispensing manufacturing operations in Taiwan were not affected, the earthquake resulted in the temporary suspension of other semiconductor factories and suppliers who operate in Taiwan. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe, and could exacerbate the other risk factors described herein. Catastrophic events could make it difficult or impossible to manufacture or deliver products to our customers, receive materials from our suppliers, or perform critical functions, whether on a timely basis or at all, which could adversely affect our revenue and operations. Some of the systems we maintain as part of our business recovery plans cannot guarantee us protection from such disruptions. Furthermore, even if our operations are unaffected or if we managed to recover our operations quickly, if our customers or suppliers cannot timely resume their own operations due to a catastrophic event, we may be unable to fulfil our customers’ orders, and may experience reduced or cancelled orders or other disruptions to our supply chain that may adversely affect our results of operations.
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
In particular, trade tensions between the U.S. and China have been ongoing. There has been a further escalation of trade tensions between the U.S. and China since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods.

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
In November 2023, the BIS issued additional rules to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end uses, to arms embargoed countries, including China. Further in December 2024, the BIS added new export controls pertaining to high-bandwidth memory, semiconductor manufacturing equipment and related items that enable advanced-node integrated circuit production. While the BIS rescinded its "Framework for AI Diffusion" in May 2025, there is a possibility of a replacement rule or other similar rules being introduced in the future. In September 2025, the BIS promulgated the new “Affiliates Rule”, which applied restrictions on exports (and reexports and transfers) to any foreign entity that is at least 50% owned, individually or in the aggregate, by one or more entities named on the Entity List, the Military End-User List, or those designated with certain identifiers on the Specially Designated Nationals List of the Office of Foreign Assets Control. In November 2025, the BIS suspended the application of the Affiliates Rule until November 2026.
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
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. Sales to our ten largest customers comprised 54.8% and 53.6% of our net revenue for fiscal 2025 and fiscal 2024, respectively.

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
We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. The semiconductor industry is occasionally subject to double-booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro-economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or cancelled without penalty. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. The broad-based weakening in the global macroeconomic environment may result in lower than expected demand for our products, and our inability to sell products after we devote significant resources to them could have a material adverse effect on our levels of inventory, revenues and profitability.
The cessation of our Electronics Assembly equipment business may adversely affect our business, results of operations and financial condition.
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the Company's Electronics Assembly ("EA") equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of October 4, 2025, had substantially completed. The wind down activities remain ongoing and are expected to be substantially completed by fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations.
As we work towards the cessation of the EA equipment business, we may discover other facts that could require us to incur additional expenses and/or record additional charges that may be different from our initial expectations. In addition, we may not be able to complete the wind down in all respects or on time, due to factors outside of our control. If actual amounts were to differ from our estimates, or if the full and complete wind down takes longer than expected, our results of operations and financial condition could be materially and adversely affected.
Human Capital Risks
Our business depends on attracting and retaining management, sales and technical employees as well as on the succession of senior management.
Our future success depends on our ability to hire and retain qualified management, sales, finance, accounting and technical employees, including senior management. We depend on the continued services and performance of our key personnel, including our executive officers. If one or more of our executive officers or other key employees were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be seriously harmed.
Experienced personnel with the relevant and necessary skill sets in our industry are in high demand and competition for their talents is intense, especially in Asia, where most of the Company’s key personnel are located. If we are unable to continue to attract and retain the engineering, managerial, sales, supply chain, marketing, finance, field service and technical personnel we require, our business, financial condition and operating results may be materially and adversely affected.

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. From time to time, senior management or other key employees may leave our Company, such as the recent departure of our president and chief executive officer on October 28, 2025, and the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. Changes in immigration policies may also impair our ability to recruit and hire technical and professional talent. In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.
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
From time to time we send certain products and equipment to customers or potential customers for testing, evaluation or other purposes in advance of receiving any confirmation of purchase or purchase orders. Such equipment, especially our advanced packaging and advanced dispensing equipment, may be at the customer location for an extended period of time per the agreements with these customers and potential customers. The customer or potential customer may refuse to buy all or partial quantities of such product or equipment and return this back to us. As a result, we may incur charges to retrofit the machines or sell the machines as second hand at a lower price, and accordingly may have to record impairments on the returned inventory, all of which would adversely affect our operating results.
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
Proper waste disposal plays an important role in the operation of our manufacturing plants. Most of our facilities operate under permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, imposition of fines or penalties, or the incurrence of additional capital expenditure or other costs to comply with the permits, including the potential shutdown of operations.
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
Increasingly, various agencies and governmental bodies, especially in jurisdictions outside the U.S. where we continue to operate, have expressed interest in promulgating rules relating to climate change. The cost of complying, or of failing to comply, with these and other regulatory requirements or contractual obligations could adversely affect our operating results, financial condition and ability to conduct our business.
In addition, changes in environmental laws and regulations could require us, or others in our value chain, to install additional equipment, alter operations to incorporate new technologies or processes and generally enhance audit, surveillance and compliance measures.
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
Increasing attention to ESG matters, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business
Certain investors, shareholder advocacy groups, other market participants, customers and other stakeholder groups have focused increasingly on companies' environmental, social and governance (“ESG”) initiatives, including those concerning climate change, greenhouse gas emissions, human rights, and shareholder proxy access. This may result in increased costs, enhanced compliance or disclosure obligations and related costs, or other adverse impacts on our business, financial condition or results of operations.
From time to time, we create and publish voluntary disclosures regarding ESG matters. Our sustainability report continues to outline our Company’s strategies, initiatives and performance of ESG topics identified through a materiality assessment to be most relevant to the operations and stakeholders of our Company. In fiscal 2024, we performed an independent, limited external assurance of our direct (Scope 1) and purchased energy indirect (Scope 2) greenhouse gas emission data, as well as selected sustainability performance data that included paper usage, water consumption, and waste generated and disposed, under the operational control boundary of seven of our global operational sites, and published such limited external assurance in our sustainability report. However, the identification, assessment, and disclosure of such matters remains complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances.
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
Occasionally, third parties assert that we are, or may be, infringing on or misappropriating their intellectual property rights. Some of these assertions may not be legitimate. In these cases, we defend or in some instances dispel, and will continue to defend or dispel, against claims or negotiate licenses where we consider these actions appropriate. Intellectual property cases are uncertain, time-consuming and involve complex legal, technical and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from our business.
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
We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse, to individual attempts to gain unauthorized access to information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. However, future attempts or breaches might become more pervasive and sophisticated, especially given that threat actors may leverage other means and technologies, including artificial intelligence, to circumvent controls and avoid detection. We devote significant resources to network security and other measures to protect our systems and data from unauthorized access or misuse. However, our cybersecurity risk management, process, protocols and tools, may not be fully implemented or may not completely protect the Company against future cybersecurity incidents. Depending on its nature and scope, cybersecurity incidents could result in business disruption; misappropriation, corruption or loss of confidential information and critical data (of the Company or that belonging to its third parties); reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.
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
We are implementing a new enterprise resource planning (“ERP”) system and expect the implementation of new systems across our various entities to take longer than initially expected, which may cause us to incur additional costs. Notwithstanding the above, we continue to rely on our existing enterprise resource planning system and have not experienced any disruptions to our business, operations and financial reporting.
ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to additional delays or cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties.
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
Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Swiss Franc, Philippine Peso, Thai Baht, New Taiwan Dollar, South Korean Won, New Israeli Shekel, Malaysian Ringgit and Euro. Although we have entered into foreign exchange forward contracts from time to time to hedge our operating expenses against certain foreign currency exposure, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.
Changes in tax legislation could adversely impact our future profitability.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. Although the timing and methods of implementation may vary, many countries, including those in the Asia/Pacific region in which we have significant operations, have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”), for example, Pillar Two. While Pillar Two did not have a material tax impact in fiscal 2025, we will continue to monitor new tax legislation and other developments since changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted, introducing amendments to U.S. tax laws, including expensing of domestic research and development costs, a limitation on business interest expense, and other tax changes, with effective dates beginning in tax year 2025 (the Company's fiscal year 2026). The Company is still evaluating the impact the tax law changes will have on its future consolidated financial statements. These legislative changes could materially and adversely affect our financial condition and operating results in future periods.
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
We may from time to time issue additional equity securities or securities convertible into equity securities, which would result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common stock, of which approximately 51.9 million shares were outstanding as of October 4, 2025. We are also authorized to issue, without shareholder approval (except as required by the rules of the Nasdaq stock market), securities convertible into either common stock or preferred stock. We may issue such shares in connection with financing transactions, joint ventures, mergers and acquisitions or other purposes. In addition, our shareholders will experience additional dilution when performance or restricted share units vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity.
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
On June 5, 2025, the Board approved an amendment and restatement of our bylaws to declassify the Board and provide for the annual election of all directors, phased in over a four-year period. As a result, at the 2029 annual meeting of shareholders and each annual meeting of shareholders thereafter, all directors will be elected for a one-year term expiring at the next annual meeting of shareholders. Until such time when the above declassification is complete, shareholders may remove directors only for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a fundamental change and may adversely affect our common shareholders' voting and other rights.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We rely on information systems and the data stored on them to conduct our operations. We have adopted and maintain a cybersecurity risk management program, as a subset of our broader enterprise risk management program, which is designed in accordance with our risk profile and business. Our cybersecurity practices are aligned with standard industry frameworks such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, International Organization for Standardization (ISO) 27001, Center for Internet Security Critical Security Controls and other industry standards.
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
Cybersecurity Governance
Our Board of Directors (the “Board”) has delegated responsibility for enterprise risk management, including cybersecurity risk oversight, to our Audit Committee (the “Committee”). The Committee receives quarterly information security updates from our Chief Financial Officer and Senior Director of Governance & Information Security (the “Senior Director, GIS”). The Committee in turn reports to the full Board regarding its activities, including those related to cybersecurity, on at least a bi-annual basis.
The Senior Director, GIS, who has been a head of information security for close to 15 years and has more than 27 years of overall experience in IT and cyber security industry, holds a Bachelor of Science in Information Technology from Bina Nusantara University and Master of Business Administration from University of Liverpool.
He receives support from our operational team which comprises cybersecurity, IT, controllership, and legal professionals who regularly review cybersecurity matters and evaluate emerging threats, as well as act as first responders to triage any cybersecurity incidents. In the event of a cybersecurity incident, the Committee and Board receive updates from this team on an ad-hoc basis, if appropriate, under our tiered escalation support framework.

Item 2. PROPERTIES
The following table reflects our major facilities as of October 4, 2025:

Country	Facility (1)	Approximate Size	Function	Reportable Segment
Singapore	Serangoon	251,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Ball Bonding Equipment Wedge Bonding Equipment Advanced Solutions
China	Suzhou	155,000 sq. ft.	Manufacturing, technology and shared support services center	APS
The Netherlands	Eindhoven	116,000 sq. ft.	Manufacturing, technology, sales and service center	All Others
United States	Fort Washington, Pennsylvania	88,000 sq. ft.	Corporate headquarters, technology, sales and service center	Ball Bonding Equipment Advanced Solutions
	Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Wedge Bonding Equipment
Israel	Haifa	29,000 sq. ft.	Manufacturing and technology center	APS
Taiwan	Taipei	11,000 sq. ft.	Manufacturing and technology center	All Others
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

Item 3. LEGAL PROCEEDINGS
From time to time, we may be a plaintiff or defendant in legal proceedings and cases arising out of our business. We are party to ordinary, routine litigation incidental to our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of any currently pending matters will have a material adverse effect on our business, financial condition or operating results.

Item 4. MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” Based on data provided by The Depository Trust Company, on November 17, 2025, the management believes that there were approximately 389 holders of record of the shares of outstanding common stock, as defined by Rule 12g5-1 of the Exchange Act.
On each of August 29, 2025, June 5, 2025, March 6, 2025 and November 13, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock, resulting in an aggregate dividend of $0.82 per share of common stock for the fiscal year ended October 4, 2025. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this Annual Report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended October 4, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2025 to July 26, 2025	185	$35.75	185	$243,881
July 27, 2025 to August 30, 2025	201	$35.19	201	$236,802
August 31, 2025 to October 4, 2025	77	$39.00	77	$233,771
For the three months ended October 4, 2025	463		463
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Annual Report filed on November 16, 2024 (the "2024 Annual Report").
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2025 and elected to perform the quantitative impairment test as permitted by ASC 350 for another reporting unit within the "All Others" category and the qualitative impairment assessment for all of its remaining reporting units. Based on the quantitative and qualitative assessments performed, the Company concluded other than the impairment taken on one reporting unit within the APS reportable segment and one reporting unit within the "All Others" category in relation to the cessation of EA Equipment Business, no impairment on the Company's other recorded goodwill was required. The persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. For further information on goodwill and other intangible assets, see "Note 3: Goodwill and Intangible Assets” in the notes to our consolidated financial statements in “Part II, Item 8 — Financial Statements and Supplementary Data”.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See "Note 11: Shareholders’ Equity and Employee Benefit Plans” in the notes to our consolidated financial statements in “Part II, Item 8 — Financial Statements and Supplementary Data” for a summary of the terms of these performance-based awards. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
RECENT ACCOUNTING PRONOUNCEMENTS
See "Note 1: Basis of Presentation” in the notes to our consolidated financial statements in “Part II, Item 8 — Financial Statements and Supplementary Data” to our consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements, including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS
Results of Operations for fiscal 2025 and 2024
The following table reflects the loss from operations for fiscal 2025 and 2024:

	Fiscal
(dollar amounts in thousands)	2025	2024	$ Change	% Change
Net revenue	$654,081	$706,232	$(52,151)	(7.4)%
Cost of sales	376,160	437,478	(61,318)	(14.0)%
Gross profit	277,921	268,754	9,167	3.4%
Selling, general and administrative	167,699	165,564	2,135	1.3%
Research and development	149,616	151,214	(1,598)	(1.1)%
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Operating expenses	281,145	361,250	(80,105)	(22.2)%
Loss from operations	$(3,224)	$(92,496)	$89,272	96.5%

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
The following tables reflect the bookings and backlog for fiscal 2025 and 2024:

	Fiscal
(in thousands)	2025	2024
Bookings	$750,781	$430,994

	As of
(in thousands)	October 4, 2025	September 28, 2024
Backlog	$245,280	$148,585
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
The U.S. and several other countries have levied tariffs on certain goods. In particular, trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. These have resulted in uncertainties in the semiconductor, LED, memory and automotive markets. While the Company anticipates long-term growth in semiconductor consumption, we observed trade-related adverse impacts in demand from China, which continues to persist in fiscal 2025 and beyond.

Net Revenue
Our net revenues for fiscal 2025 decreased as compared to our net revenues for fiscal 2024. The decrease in net revenue is primarily due to lower volume in Ball Bonding Equipment, APS and All Others, partially offset by the higher volumes in Wedge Bonding Equipment and Advanced Solutions as further outlined in the tables presented immediately below.
The following table reflects the net revenue by reportable segment for fiscal 2025 and 2024:

	Fiscal
(dollar amounts in thousands)	2025		2024		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$292,951	44.8%	$357,833	50.7%	$(64,882)	(18.1)%
Wedge Bonding Equipment	110,593	16.9%	105,826	15.0%	$4,767	4.5%
Advanced Solutions	72,737	11.1%	52,876	7.5%	$19,861	37.6%
APS	156,129	23.9%	160,009	22.7%	$(3,880)	(2.4)%
All Others	21,671	3.3%	29,688	4.1%	$(8,017)	(27.0)%
Total net revenue	$654,081	100.0%	$706,232	100.0%	$(52,151)	(7.4)%

Ball Bonding Equipment
For fiscal 2025, the decrease in Ball Bonding Equipment net revenue as compared to fiscal 2024 was primarily due to a lower volume of customer purchases in the general semiconductor and memory end markets as a result of relatively stable factory utilization levels in certain regions and a decrease in customer investments as a result of uncertainties in the overall macroeconomic environment.
Wedge Bonding Equipment
For fiscal 2025, the increase in Wedge Bonding Equipment net revenue as compared to fiscal 2024 was primarily due to a higher volume of customer purchases primarily in the general semiconductor and partially offset by lower customer purchases in the automotive markets.
Advanced Solutions
For fiscal 2025, the increase in Advanced Solutions net revenue as compared to fiscal 2024 was primarily due to a higher volume of customer purchases in LED which is included in the industrial end market and higher customer purchases in the general semiconductor end market.
APS
For fiscal 2025, the decrease in APS net revenue as compared to fiscal 2024 was primarily due to a lower volume of customer purchases primarily in spares and services, and unfavorable pricing from bonding tools.
All Others
For fiscal 2025, the decrease in net revenue in the “All Others” category as compared to fiscal 2024 was primarily due to a lower volume of customer purchases in the general semiconductor end market.

Gross Profit Margin
The following table reflects the gross profit as a percentage of net revenue by reportable segment for fiscal 2025 and 2024:

	Fiscal		Basis Point
	2025	2024	Change
Ball Bonding Equipment	50.0%	47.7%	230
Wedge Bonding Equipment	45.1%	46.7%	(160)
Advanced Solutions	58.0%	(81.8)%	13,980
APS	48.3%	55.6%	(730)
All Others	(164.4)%	9.2%	(17,360)
Total gross profit margin	42.5%	38.1%	440

Ball Bonding Equipment
For fiscal 2025, the higher Ball Bonding Equipment gross profit margin as compared to fiscal 2024 was primarily driven by a favorable product mix, including lower sales of lower margin products and a shift in customer mix, including higher sales to customers where we achieve higher average margins.
Wedge Bonding Equipment
For fiscal 2025, the lower Wedge Bonding Equipment gross profit margin as compared to fiscal 2024 was primarily driven by a less favorable product mix, including higher sales of lower margin products and a shift in customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For fiscal 2025, the higher Advanced Solutions gross profit margin as compared to fiscal 2024 was primarily driven by the inventory write-down charges in the prior year as a result of the cancellation of Project W and favorable product mix, including higher sales of higher margin products.
APS
For fiscal 2025, the lower APS gross profit margin as compared to fiscal 2024 was primarily driven by the spares related inventory write-down charges incurred as a result of the cessation of the EA equipment business, lower volume from spares and services, and unfavorable pricing from bonding tools.
All Others
For fiscal 2025, the lower All Others gross profit margin as compared to fiscal 2024 was primarily driven by the inventory write-down charges incurred as a result of the cessation of the EA equipment business.

Operating Expenses
The following table reflects the operating expenses for fiscal 2025 and 2024:

	Fiscal
(dollar amounts in thousands)	2025	2024	$ Change	% Change
Selling, general and administrative	$167,699	$165,564	$2,135	1.3%
Research and development	149,616	151,214	(1,598)	(1.1)%
Gain relating to cessation of business	(75,987)	—	(75,987)	N/A
Impairment charges	39,817	44,472	(4,655)	(10.5)%
Total	$281,145	$361,250	$(80,105)	(22.2)%
Selling, General and Administrative (“SG&A”)
For fiscal 2025, the higher SG&A expenses as compared to fiscal 2024 was primarily due to $7.8 million higher severance expenses and $3.1 million higher staff costs. This was partially offset by $6.2 million net favorable variance in foreign exchange, $1.6 million lower professional services and $1.2 million lower miscellaneous expenses.
Research and Development (“R&D”)
For fiscal 2025, the lower R&D expenses as compared to fiscal 2024 was primarily due to $4.5 million lower prototype materials. This was partially offset by $2.8 million higher staff costs.
Gain relating to cessation of business
For fiscal 2025, the gain relating to cessation of business as compared to fiscal 2024 was primarily due to the $71.1 million reimbursement for certain costs and expenses from Project W cancellation, a $3.2 million gain on the disposal of a subsidiary and a $1.7 million gain from the supplier settlement.
Impairment Charges
For fiscal 2025, the impairment charges were due to $39.9 million impairment charges on long-lived assets, intangible assets and goodwill related to the cessation of the EA equipment business. The impairment charges in fiscal 2024 were due to $44.5 million impairment charges on long-lived assets related to the cancellation of Project W.
Loss from Operations
The changes in income/loss from operations for the respective segments are due to the changes in net revenue, gross profit margin and operating expenses as explained in the respective sections above.

	Fiscal
(dollar amounts in thousands)	2025	2024	$ Change	% Change
Ball Bonding Equipment	$84,430	$113,000	$(28,570)	(25.3)%
Wedge Bonding Equipment	18,387	19,575	(1,188)	(6.1)%
Advanced Solutions	49,411	(155,350)	204,761	131.8%
APS	28,865	49,744	(20,879)	(42.0)%
All Others	(89,300)	(33,527)	(55,773)	(166.4)%
Corporate Expenses	(95,017)	(85,938)	(9,079)	(10.6)%
Total loss from operations	$(3,224)	$(92,496)	$89,272	96.5%

Interest Income and Expense
The following table reflects the interest income and interest expense for fiscal 2025 and 2024:

	Fiscal
(dollar amounts in thousands)	2025	2024	$ Change	% Change
Interest income	$23,834	$34,230	$(10,396)	(30.4)%
Interest expense	$(134)	$(89)	$(45)	(50.6)%
Interest income
For fiscal 2025, the lower interest income as compared to fiscal 2024 was primarily due to lower weighted average interest rates on cash, cash equivalents and short-term investments.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2025 and 2024:

	Fiscal
(dollar amounts in thousands)	2025	2024	Change
Provision for income taxes	$20,263	$10,651	$9,612
Effective tax rate	99.0%	(18.3)%	117.3%
For fiscal 2025, the increase in provision for income taxes and effective tax rate as compared to fiscal 2024 was primarily due to the tax effects of the cessation of the Company's EA equipment business, the reimbursement from the cancellation of Project W and the reversal of unrecognized tax benefit, all of which were recorded in fiscal 2025, and the tax impact of the one-time charge for cancellation of Project W, and the tax benefit from the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner related to the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) one-time transition tax, both of which were recorded in fiscal 2024.
Please refer to “Note 14: Income Taxes” in the notes to our consolidated financial statements in “Part II, Item 8 — Financial Statements and Supplementary Data” for additional information.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects the total cash, cash equivalents and short-term investments as of October 4, 2025 and September 28, 2024:

	As of
(dollar amounts in thousands)	October 4, 2025	September 28, 2024	$ Change
Cash and cash equivalents	$215,708	$227,147	$(11,439)
Short-term investments	295,000	350,000	(55,000)
Total cash, cash equivalents, and short-term investments	$510,708	$577,147	$(66,439)
Percentage of total assets	46.2%	46.5%

The following table reflects the summarized Consolidated Statements of Cash Flows information for fiscal 2025 and 2024:

	Fiscal
(in thousands)	2025	2024
Net cash provided by operating activities	$113,565	$31,037
Net cash provided by (used in) investing activities	27,663	(138,501)
Net cash used in financing activities	(153,072)	(196,100)
Effect of exchange rate changes on cash and cash equivalents	405	1,309
Changes in cash and cash equivalents	$(11,439)	$(302,255)
Cash and cash equivalents, beginning of period	227,147	529,402
Cash and cash equivalents, end of period	$215,708	$227,147
Fiscal 2025
The net cash provided by operating activities was primarily due to non-cash adjustments to net income of $121.9 million and a net income of $0.2 million, partially offset by a net unfavourable change in operating assets and liabilities of $8.6 million. The non-cash adjustments were primarily due to impairment charges of $39.8 million and an inventory write-down of $31.5 million as a result of the cessation of the EA equipment business. The net change in operating assets and liabilities was primarily driven by an increase in inventories of $26.1 million after excluding the impact of the inventory write-down of $31.5 million, a decrease in income tax payable of $14.2 million and an increase in prepaid expenses and other current assets of $2.3 million. This was partially offset by a decrease in accounts and other receivable of $10.1 million and a net increase in accounts payable, accrued expenses and other liabilities of $24.1 million.
The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in income tax payable was primarily due to the current year payment of the U.S. one-time transition tax. The increase in prepaid expenses and other current assets was mainly due to higher prepayments to suppliers. The decrease in accounts and other receivable was mainly due to lower sales for the year. The net increase in accounts payable, accrued expenses and other liabilities was primarily due to higher accrued employee termination benefits and adverse purchase commitments.
Net cash provided by investing activities was due to net maturity of short-term investments of $55.0 million and net cash received from the disposal of a subsidiary of $2.5 million, partially offset by capital expenditures of $17.2 million, investment in debt securities of $10.0 million and investment in a private equity fund of $2.9 million.
Net cash used in financing activities was primarily due to common stock repurchases of $97.1 million and dividend payments of $54.1 million.
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

Fiscal 2026 Liquidity and Capital Resource Outlook
We expect our fiscal 2026 capital expenditures to be between $8.0 million and $12.0 million. The actual amounts for fiscal 2026 will vary depending on market conditions. Expenditures are anticipated to be primarily used for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, ongoing implementation of our enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, trade tensions, inflationary pressures, geopolitical tensions, including the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, and other factors, some of which are beyond our control.
As of October 4, 2025 and September 28, 2024, approximately $414.3 million and $302.6 million of cash, cash equivalents, and short-term investments were held by the Company’s foreign subsidiaries, respectively, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
The Company’s operations and capital requirements are funded primarily by cash on hand and cash generated by foreign operating activities. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future, including payment of dividends, share repurchases and income taxes.
We believe that our existing cash, cash equivalents, short-term investments and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including inflationary pressures, industry-related uncertainties, and effects arising from the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
In this unprecedented macroeconomic environment, and as a result of the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict or for other reasons, we may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the global economic situation.
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
During the three months ended December 28, 2024, the Company repurchased a total of approximately 657.0 thousand shares of common stock under the Prior Program at a cost of approximately $30.3 million. On December 2, 2024, the Company announced that it had completed share repurchases under the Prior Program.
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
During the fiscal year ended October 4, 2025, the Company repurchased a total of approximately 1,785.0 thousand shares of common stock under the New Program at a cost of approximately $66.2 million.

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
As of October 4, 2025, our remaining stock repurchase authorization under the New Program was approximately $233.8 million.
Dividends
On August 29, 2025, June 5, 2025, March 6, 2025 and November 13, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock, resulting in an aggregate dividend of $0.82 per share of common stock for the fiscal year ended October 4, 2025. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments as of October 4, 2025 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations in this Form 10-K. However, because these obligations and commitments are entered into in the normal course of business and because they may have a material impact on our liquidity, we have disclosed them in the table below.
Additionally, as of October 4, 2025, the Company had deferred tax liabilities of $35.5 million and unrecognized tax benefit recorded within the income tax payable for uncertain tax positions of $18.4 million, including related accrued interest of $3.1 million. These amounts are not included in the contractual obligation table below because we are unable to reasonably estimate the timing of these payments at this time.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of October 4, 2025:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$177,305	177,305	—	—	—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Balance Sheets)	11,811	11,811	—	—	—
Total	$189,116	$189,116	$—	—	—
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
As of October 4, 2025, other than the bank guarantee disclosed in "Note 10: Debt and Other Obligations” in the notes to our consolidated financial statements in “Part II, Item 8 — Financial Statements and Supplementary Data”, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of October 4, 2025, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $6.0 million to $7.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $50.0 million outstanding as of October 4, 2025.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”) as of October 4, 2025 and September 28, 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended October 4, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 4, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 4, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 4, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 4, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 4, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of inventories - Reserves for excess and obsolete raw materials
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated net inventory balance was $160.2 million. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as forecasted future consumption for inventories, and is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities.
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
November 20, 2025

We have served as the Company’s auditor since 2011.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	October 4, 2025	September 28, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,708	$227,147
Short-term investments	295,000	350,000
Accounts and other receivable, net of allowance for doubtful accounts of $— and $49, respectively	183,538	193,909
Inventories, net	160,225	177,736
Prepaid expenses and other current assets	47,064	46,161
TOTAL CURRENT ASSETS	901,535	994,953

Property, plant and equipment, net	58,993	64,823
Operating right-of-use assets	32,193	35,923
Goodwill	69,522	89,748
Intangible assets, net	5,600	25,239
Deferred tax assets	16,109	17,900
Equity investments	6,978	3,143
Investment in debt securities	10,000	—
Other assets	3,412	8,433
TOTAL ASSETS	1,104,342	$1,240,162

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,178	$58,847
Operating lease liabilities	6,178	7,718
Accrued expenses and other current liabilities	97,786	90,802
Income taxes payable	27,029	26,427
TOTAL CURRENT LIABILITIES	188,171	183,794

Deferred tax liabilities	35,533	34,594
Income taxes payable	16,580	31,352
Operating lease liabilities	32,372	33,245
Other liabilities	10,195	13,168
TOTAL LIABILITIES	$282,851	$296,153

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 51,920 and 53,854 shares, respectively	620,043	596,703
Treasury stock, at cost, 33,444 and 31,510 shares, respectively	(974,202)	(881,830)
Retained earnings	1,199,500	1,242,558
Accumulated other comprehensive loss	(23,850)	(13,422)
TOTAL SHAREHOLDERS' EQUITY	$821,491	$944,009

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,104,342	$1,240,162
The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2025	2024	2023
Net revenue	$654,081	$706,232	$742,491
Cost of sales	376,160	437,478	383,836
Gross profit	277,921	268,754	358,655
Selling, general and administrative	167,699	165,564	152,982
Research and development	149,616	151,214	144,701
Gain relating to cessation of business	(75,987)	—	—
Impairment charges	39,817	44,472	21,535
Operating expenses	281,145	361,250	319,218
(Loss) / Income from operations	(3,224)	(92,496)	39,437
Interest income	23,834	34,230	32,906
Interest expense	(134)	(89)	(142)
Income / (Loss) before income taxes	20,476	(58,355)	72,201
Provision for income taxes	20,263	10,651	15,053
Net income / (loss)	$213	$(69,006)	$57,148

Net income / (loss) per share:
Basic	$0.004	$(1.24)	$1.01
Diluted	$0.004	$(1.24)	$0.99

Weighted average shares outstanding:
Basic	52,955	55,613	56,682
Diluted	53,193	55,613	57,548

 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2025	2024	2023
Net income / (loss)	$213	$(69,006)	$57,148
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(8,908)	6,917	9,676
Net changes in pension plan, net of tax	(84)	(821)	(49)
Net (decrease) / increase from derivatives designated as hedging instruments, net of tax	(1,436)	2,244	1,511
Total other comprehensive (loss) / income	(10,428)	8,340	11,138

Comprehensive (loss) / income	$(10,215)	$(60,666)	$68,286
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity
Balances as of October 1, 2022	57,128	$561,684	$(675,800)	$1,341,666	$(32,900)	$1,194,650
Issuance of stock for services rendered	21	798	202	—	—	1,000
Repurchase of common stock	(1,515)	—	(68,115)	—	—	(68,115)
Issuance of shares for equity-based compensation	676	(6,499)	6,499	—	—	—
Equity-based compensation expense	—	21,744	—	—	—	21,744
Cash dividend declared ($0.19 per share)	—	—	—	(43,004)	—	(43,004)
Components of comprehensive income:
Net income	—	—	—	57,148	—	57,148
Other comprehensive income	—	—	—	—	11,138	11,138
Total comprehensive income	—	—	—	57,148	11,138	68,286
Balances as of September 30, 2023	56,310	$577,727	$(737,214)	$1,355,810	$(21,762)	$1,174,561
Issuance of stock for services rendered	25	434	242	—	—	676
Repurchase of common stock	(3,221)	—	(150,791)	—	—	(150,791)
Issuance of shares for equity-based compensation	740	(7,090)	7,090	—	—	—
Excise tax	—	—	(1,157)	—	—	(1,157)
Equity-based compensation expense	—	25,632	—	—	—	25,632
Cash dividend declared ($0.20 per share)	—	—	—	(44,246)	—	(44,246)
Components of comprehensive income:
Net loss	—	—	—	(69,006)	—	(69,006)
Other comprehensive income	—	—	—	—	8,340	8,340
Total comprehensive income	—	—	—	(69,006)	8,340	(60,666)
Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
Issuance of stock for services rendered	29	917	253	—	—	1,170
Repurchase of common stock	(2,443)	—	(96,480)	—	—	(96,480)
Issuance of shares for equity-based compensation	480	(4,933)	4,599	—	—	(334)
Excise tax	—	—	(744)	—	—	(744)
Equity-based compensation	—	27,356	—	—	—	27,356
Cash dividend declared ($0.205 per share)	—	—	—	(43,271)	—	(43,271)
Components of comprehensive income
Net income	—	—	—	213	—	213
Other comprehensive loss	—	—	—	—	(10,428)	(10,428)
Total comprehensive income / (loss)	—	—	—	213	(10,428)	(10,215)
Balances as of October 4, 2025	51,920	$620,043	$(974,202)	$1,199,500	$(23,850)	$821,491
 The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$213	$(69,006)	$57,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,974	24,735	28,857
Impairment charges	39,817	44,472	21,535
Equity-based compensation	28,526	26,891	22,744
Adjustment for doubtful accounts	(49)	—	49
Adjustment for inventory valuation	44,868	69,811	5,214
Deferred taxes	2,745	11,374	(4,478)
(Gain) Loss disposal of property, plant and equipment	(196)	72	(499)
(Gain) Loss on disposal of a subsidiary	(3,154)	—	—
Unrealized fair value changes on equity investment	(959)	(47)	323
Unrealized foreign currency transactions	(7,662)	1,944	85
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and other receivable	10,058	(34,707)	152,667
Inventories	(26,097)	(31,511)	(35,755)
Prepaid expenses and other current assets	(2,264)	9,073	8,619
Accounts payable, accrued expenses and other current liabilities	24,124	185	(52,333)
Income taxes payable	(14,174)	(17,669)	(29,312)
Other, net	(205)	(4,580)	(1,460)
Net cash provided by operating activities	$113,565	$31,037	$173,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	—	(36,881)
Disposal of a subsidiary, net of cash disposed of	2,535	—	—
Purchases of property, plant and equipment	(17,203)	(16,148)	(44,406)
Proceeds from sales of property, plant and equipment	207	27	591
Investment in private equity fund	(2,876)	(2,380)	(642)
Investment in debt securities	(10,000)	—	—
Purchase of short-term investments	(585,000)	(690,000)	(595,000)
Maturity of short-term investments	640,000	570,000	585,000
Net cash provided by (used in) investing activities	$27,663	$(138,501)	$(91,338)

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

	Fiscal
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(412)	(564)	(629)
Repurchase of common stock/treasury stock	(97,105)	(150,791)	(69,210)
Payments related to tax on vested equity compensation	(334)	(583)	—
Payment of excise tax for share repurchases	(1,156)	—	—
Common stock cash dividends paid	(54,065)	(44,162)	(42,037)
Net cash used in financing activities	$(153,072)	$(196,100)	$(111,876)
Effect of exchange rate changes on cash and cash equivalents	405	1,309	3,675
Changes in cash and cash equivalents	(11,439)	(302,255)	(26,135)
Cash and cash equivalents at beginning of period	227,147	529,402	555,537
Cash and cash equivalents at end of period	$215,708	$227,147	529,402

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment included in accounts payable and accrued expenses	—	—	3,000
Lease liabilities arising from obtaining right-of-use assets	5,552	—	—

CASH PAID FOR:
Interest	$134	$89	142
Income taxes, net of refunds	$23,739	$22,787	56,254
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
Fiscal Year
Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2025, 2024, 2023 fiscal years ended on October 4, 2025, September 28, 2024, September 30, 2023.
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
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the Company's Electronics Assembly ("EA") equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of October 4, 2025, has substantially completed. The wind down activities remains ongoing and are expected to be substantially completed by fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations. For additional information, see Note 17: Cessation of Business.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 4, 2025. While there was no material impact from macroeconomic headwinds to our consolidated financial statements as of and for the year ended October 4, 2025, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated financial statements in future reporting periods.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of October 4, 2025 and September 28, 2024 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate.
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
Foreign Currency Translation and Remeasurement
The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive (loss) / income). The tax effect of currency translation adjustments related to unremitted foreign earnings no longer deemed to be indefinitely reinvested outside the U.S. is reflected in the determination of the Company's net income or other comprehensive income (“OCI”). Gains and losses resulting from foreign currency transactions are included in the determination of net income and to date has not been material.

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
Our accounting policy for derivative financial instruments is based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain/(loss) from the effective portion of the hedge as a component of accumulated other comprehensive (loss) / income and reclassify it into earnings in the same period in which the hedged transaction affects earnings and in the same line item on the Consolidated Statements of Operations as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the Consolidated Statements of Cash Flows in the same section as the underlying item, primarily within cash flows from operating activities.
The hedge effectiveness of these derivative instruments is evaluated by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the forecasted cash flows of the hedged item.
If it is probable that the forecasted transaction will no longer occur, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive (loss) / income into earnings. Subsequent gain/(loss) on the related derivative instrument is recognized into earnings in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Debt Securities
Management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation at each balance sheet date, although classification is not generally changed. Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity. Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. The securities are subjected to the current expected credit losses (CECL) impairment model, which requires the immediate recognition of estimated expected credit losses over the life of the financial instrument. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events. No expected credit loss was recognized during the fiscal year.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. Other than the triggering event related to the cessation of the Electronics Assembly ("EA") equipment business for the fiscal year ended October 4, 2025 and the cancellation of Project W for the fiscal year ended September 28, 2024, which resulted in impairment charges as disclosed in Note 17, no other triggering events occurred that would require the Company to perform additional impairment reviews.
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
Government Incentives
The Company receives government incentives for qualifying research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. The Company recognized an immaterial benefit for operating grants in fiscal 2025.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Service revenue is generally recognized over time as the services are performed. For fiscal 2025, 2024 and 2023, the service revenue is not material.
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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with Relative TSR Performance Share Units is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and Growth Performance Share Units is determined based on the number of shares granted and the fair value on the date of grant. See Note 11 Shareholders' Equity and Employee Benefit Plans for a summary of the terms of these performance-based awards. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. This ASU is effective for the Company's fiscal year 2025, and interim periods within the fiscal years beginning after the Company’s fiscal year 2026. Early adoption is permitted. See Note 15: Segment Information for the required disclosures.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires disclosure of certain expenses in the notes to the financial statements. This ASU will be effective for the Company's fiscal year 2028 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 2. BALANCE SHEET COMPONENTS
Components of significant balance sheet accounts as of October 4, 2025 and September 28, 2024 are as follows:

	As of
(in thousands)	October 4, 2025	September 28, 2024
Inventories, net:
Raw materials and supplies	$111,957	$113,119
Work in process	45,725	43,023
Finished goods	73,045	53,378
	230,727	209,520
Inventory reserves (1)	(70,502)	(31,784)
	$160,225	$177,736
Property, plant and equipment, net: (1) (2)
Land	$2,182	$2,182
Buildings and building improvements	29,711	23,951
Leasehold improvements	33,793	44,682
Data processing equipment and software	37,987	37,917
Machinery, equipment, furniture and fixtures	104,459	105,548
Construction in progress	5,540	10,060
	213,672	224,340
Accumulated depreciation	(154,679)	(159,517)
	$58,993	$64,823
Accrued expenses and other current liabilities:
Accrued customer obligations (3)	$33,414	$31,014
Wages and benefits	35,175	28,942
Dividend payable	—	10,794
Commissions and professional fees	5,266	4,654
Accrued leasehold renovations	395	6,476
Accrued adverse purchase commitments (1)	7,658	1,836
Severance (1)	12,285	2,407
Other	3,593	4,679
	$97,786	$90,802
(1)Please see Note 17: Cessation of Business for more information on the wind down charges and impairments related to the cessation of the EA equipment business, as well as employee termination costs related to restructuring.
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
Impairment pertaining to the Lithography reporting unit in fiscal 2023
During the fiscal year ended September 30, 2023, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value. The Company concluded that a triggering event had occurred during the third quarter in the fiscal year ended September 30, 2023 in connection with the Lithography reporting unit, which is grouped within the “All Others” category. The triggering event occurred based on the long-term financial and business outlook for the Lithography reporting unit updated as part of the Company’s annual strategic planning process performed during the third quarter. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to a shift in market penetration timeline and increase in cost of materials being purchased. Under ASC 350, the Company is required to test its goodwill and other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. Accordingly, the Company has performed the goodwill impairment test for the Lithography reporting unit with reference to the guidance under ASC 350.
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
Impairment pertaining to the reporting units within APS and "All Others" category in fiscal 2025
During the fiscal year ended October 4, 2025, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value. In the quarter ended March 29, 2025, the Company concluded that a triggering event had occurred in connection with one reporting unit within the APS reportable segment and one reporting unit within the "All Others" category. The triggering event occurred based on the approval of the strategic plan related to the cessation of the EA equipment business. In view of the cessation of the EA equipment business and the related reduction in revenue and future cash flow for the reporting units, the Company performed a qualitative assessment and determined that it is more likely than not that this will reduce the fair value of the impacted reporting units below their carrying amount.
In accordance with the guidance under ASC 350, the Company’s impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the amount of goodwill assigned to the reporting unit. Accordingly, the Company performed a quantitative impairment test and estimated the fair value of each reporting unit to be less than its carrying value.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company used a discounted cash flow model to determine the fair value of each reporting unit within the APS reportable segment and "All Others" category respectively, and as such they were classified as Level 3 assets in the fair value hierarchy. The cash flow projections used within the discounted cash flow models were prepared using the forecasted financial results of each reporting unit, which was based upon the underlying assumption that future revenue and cash flows will diminish once the cessation of business is completed. Significant assumptions used to determine the fair value of the respective reporting units include revenue forecasts, a terminal growth rate of 2.5%, working capital, tax rate and a weighted average cost of capital (discount rate) of 12.6%. Please refer to Note 17: Cessation of Business for further information on the cessation of business. As a result, a goodwill impairment charge, which is a non-cash charge that represents the entire goodwill assigned to the respective reporting units, of $19.2 million within the APS reportable segment and "All Others" category has been recorded and reflected in the Company’s Consolidated Statements of Operations for the fiscal year ended October 4, 2025.
The Company performed its annual impairment test in the fourth quarter of fiscal 2025 and elected to perform the quantitative impairment test as permitted by ASC 350 for another reporting unit within the "All Others" category and the qualitative impairment assessment for all of its remaining reporting units. Based on the quantitative and qualitative assessments performed, the Company concluded that no impairment on the Company's recorded goodwill was required in addition to the impairment recorded in the quarter ended March 29, 2025.
The following table summarizes the changes in the Company’s recorded goodwill based on its reportable segments as of October 4, 2025 and September 28, 2024:

(in thousands)		Wedge Bonding Equipment	APS	All Others	Total
Balance at September 30, 2023		18,280	26,109	44,284	88,673
Other		—	159	916	1,075
Balance at September 28, 2024	(1)	18,280	26,268	45,200	89,748
Goodwill impairment		—	(2,850)	(16,348)	$(19,198)
Other		—	(152)	(876)	$(1,028)
Balance at October 4, 2025	(1)	18,280	23,266	27,976	69,522
(1) Cumulative goodwill impairment as of September 28, 2024 and October 4, 2025 was approximately $45.0 million and $64.2 million.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
Impairment pertaining to the Lithography reporting unit in fiscal 2023
In connection with the evaluation of the goodwill impairment in the Lithography reporting unit performed during the third quarter of fiscal year ended September 30, 2023, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. The Company first compared the carrying value to the undiscounted cash flows of the reporting unit which was lower. Subsequently, the Company proceeded to measure the impairment loss by comparing the carrying value against the discounted cash flow model to determine the fair value of the asset group for the Lithography reporting unit, where significant assumptions include revenue forecasts, terminal growth rate of 2.5%, working capital, tax rate and a weighted average cost of capital (discount rate) of 11.7%.
As a result of the analysis, the Company determined an impairment charge of $6.9 million on the developed technology reported within the “All Others” category for the fiscal year ended September 30, 2023. The impairment of intangible assets is a non-cash charge which has been reflected in the Company’s Consolidated Statements of Operations for the fiscal year ended September 30, 2023.
Impairment pertaining to the cessation of EA equipment business in fiscal 2025
In connection with the cessation of the EA equipment business, the Company recorded an impairment charge of $15.7 million on the developed technology reported within the APS reportable segment and “All Others” category in

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the fiscal year ended October 4, 2025. The impairment of intangible assets is a non-cash charge which has been reflected in the Consolidated Statements of Operations for the fiscal year ended October 4, 2025.
The following table reflects net intangible assets as of October 4, 2025 and September 28, 2024:

		As of October 4, 2025			As of September 28, 2024
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount

Developed technology	7.0 to 8.0	$37,461	$(34,576)	$2,885	$83,401	$(61,575)	$21,826
Customer relationships	5.0 to 8.0	$21,430	$(19,988)	$1,442	$37,625	$(35,916)	$1,709
Trade and brand name	8.0	$4,600	$(4,600)	$—	$7,272	$(7,272)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(4,804)	$814	$5,617	$(4,372)	$1,245
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
Total		$69,568	$(63,968)	$5,600	$134,374	$(109,135)	$25,239

The following table reflects estimated annual amortization expense related to intangible assets as of October 4, 2025:

As of
(in thousands)	October 4, 2025
Fiscal 2026	1,250
Fiscal 2027	1,013
Fiscal 2028	922
Fiscal 2029	922
Fiscal 2030	922
Thereafter	571
Total amortization expense	5,600

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of October 4, 2025:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$40,570	$—	$—	$40,570
Cash equivalents:
Mutual Funds (1)	163,517	136	—	163,653
Time deposits (2)	11,485	—	—	11,485
Total cash and cash equivalents	$215,572	$136	$—	$215,708
Short-term investments:
Time deposits (2)	295,000	—	—	295,000
Total short-term investments	$295,000	$—	$—	$295,000
Total cash, cash equivalents, restricted cash, and short-term investments	$510,572	$136	$—	$510,708
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of the short-term investments approximates cost basis and is categorized within Level 2 of the fair value hierarchy due to the use of observable market inputs, including benchmark yields and credit spreads. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal year ended October 4, 2025.

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
(2)The fair value of the short-term investments approximates cost basis and is categorized within Level 2 of the fair value hierarchy due to the use of observable market inputs, including benchmark yields and credit spreads. The Company did not recognize any realized gains or losses on the sale of investments during the fiscal year ended September 28, 2024.

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of October 4, 2025 and September 28, 2024:

	As of
(in thousands)	October 4, 2025	September 28, 2024
Non-marketable equity securities	$6,978	$3,143
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032, unless dissolved earlier or otherwise extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. As of October 4, 2025, the Company has funded $6.3 million into the affiliated investment fund and recognized a cumulative unrealized fair value gain of $0.7 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. INVESTMENT IN DEBT SECURITIES
Debt securities have been classified in the Consolidated Balance Sheets according to management’s intent. Investment in debt securities consisted of the following as of October 4, 2025 and September 28, 2024:

	As of
(in thousands)	October 4, 2025	September 28, 2024
Held-to-maturity debt securities	10,000	—
The Company classifies its investment in debt securities as held-to-maturity, which were carried at amortized cost. Although held-to-maturity securities are recorded at amortized cost, the Company discloses the fair value in accordance with ASC 825-10. The fair value of the investment approximates cost basis and are categorized within Level 2 of the fair value hierarchy due to the use of observable market inputs, including benchmark yields and credit spreads.
Maturity of debt securities as of October 4, 2025 were as follows:

		Maturity grouping
(in thousands)	Total	Within 1 year	1 - 5 years	5 - 10 years	After 10 years
Held-to-maturity debt securities	$10,000	—	$10,000	—	—
Total	$10,000	$—	$10,000	$—	$—
The Company did not recognize any unrealized gains or losses during the fiscal year ended October 4, 2025.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities as described in Note 4: Cash, Cash Equivalents, And Short-term Investments, Note 5: Equity Investments on a recurring basis. There were no transfers between fair value measurement levels during the fiscal years ended October 4, 2025 and September 28, 2024.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred. Please refer to Note 3: Goodwill and Intangible Assets for further information on the fair value measurement of assets relating to the cessation of the EA equipment business.
Fair Value of Financial Instruments
Amounts reported as accounts receivables, prepaid expenses and other current assets, investment in debt securities, accounts payable and accrued expenses approximate fair value.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The foreign currency exposure of our operating expenses is generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S. dollar equivalent of forecasted non-U.S. dollar-denominated operating expenses. These instruments generally mature within twelve months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive (loss) / income, and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Consolidated Statements of Comprehensive Income as the impact of the hedged transaction.
The fair value of derivative instruments on our Consolidated Balance Sheets as of October 4, 2025 and September 28, 2024 were as follows:

	As of
	October 4, 2025			September 28, 2024
(in thousands)	Notional Amount	Fair Value Asset Derivatives	(1)	Notional Amount	Fair Value Asset Derivatives	(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$49,974	$85		$46,234	$1,521
Total derivatives	$49,974	$85		$46,234	$1,521
(1)The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Hedged amounts expected to be recognized to income within the next twelve months.
The effects of derivative instruments designated as cash flow hedges in our Consolidated Statements of Comprehensive Income for the fiscal years ended October 4, 2025 and September 28, 2024 were as follows:

		Fiscal
(in thousands)		2025	2024	2023
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax	(1)	$(1,022)	$1,799	$2,381
Net (loss)/gain reclassified from accumulated OCI into income, net of tax	(2)	$414	$(445)	$870
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

NOTE 9. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of October 4, 2025, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of October 4, 2025 and September 28, 2024, our finance leases were not material.
The following table shows the components of lease expense:

(in thousands)	Fiscal
	2025	2024	2023
Operating lease expense (1)	$9,221	$10,015	$10,746
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

(in thousands)	Fiscal
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$10,517	$9,612	$9,314
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	October 4, 2025	September 28, 2024
Operating leases:
Weighted-average remaining lease term (in years):	6.6	7.3
Weighted-average discount rate:	6.9%	7.2%
Future lease payments, excluding short-term leases, as of October 4, 2025, are detailed as follows:

Operating Leases
Fiscal 2026	$8,714
Fiscal 2027	7,577
Fiscal 2028	6,927
Fiscal 2029	6,646
Fiscal 2030	5,209
Thereafter	13,522
Total minimum lease payments	48,595
Less: Interest	$10,045
Present value of lease obligations	$38,550
Less: Current portion	$6,178
Long-term portion of lease obligations	$32,372

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 10. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of October 4, 2025, the credit facility remains unutilized and no liability has been recognized on the Consolidated Balance Sheets.
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
During the three months ended December 28, 2024, the Company repurchased a total of approximately 657.0 thousand shares of common stock under the Prior Program at a cost of approximately $30.3 million. During the fiscal year ended September 28, 2024, the Company repurchased a total of approximately 3,221.0 thousand shares of common stock under the Prior Program at a cost of approximately $151.0 million. On December 2, 2024, the Company announced that it has completed share repurchases under the Prior Program.
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
During the fiscal year ended October 4, 2025, the Company repurchased a total of approximately 1,785.0 thousand shares of common stock under the New Program at a cost of approximately $66.2 million.
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
As of October 4, 2025, our remaining stock repurchase authorization under the New Program was approximately $233.8 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dividends
On August 29, 2025, June 5, 2025, March 6, 2025 and November 13, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock, resulting in an aggregate dividend of $0.82 per share of common stock for the fiscal year ended October 4, 2025. For the fiscal year ended September 28, 2024, the Board of Directors declared a quarterly dividend of $0.20 per share of common stock, resulting in an aggregate dividend of $0.80 per share of common stock. The declaration of any future cash dividend is at the discretion of the Board of Directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s stockholders.
Accumulated Other Comprehensive (Loss) / Income
Changes in accumulated other comprehensive (loss) / income by component for the year ended October 4, 2025:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	Gain / (Loss) on Derivative Instruments	Total
As of September 30, 2023	$(20,178)	$(861)	$(723)	$(21,762)
Other comprehensive income (loss) before reclassifications	$7,263	$(968)	$1,799	$8,094
Amount reclassified out of accumulated other comprehensive income (loss)	$—	$—	$445	$445
Tax effects	$(346)	$147	$—	$(199)
Accumulated other comprehensive income (loss)	$6,917	$(821)	$2,244	$8,340
As of September 28, 2024	$(13,261)	$(1,682)	$1,521	$(13,422)
Other comprehensive income (loss) before reclassifications	(8,219)	(99)	(1,022)	(9,340)
Amount reclassified out of accumulated other comprehensive income (loss)	(815)	—	(414)	(1,229)
Tax effects	126	15	—	141
Accumulated other comprehensive loss	(8,908)	(84)	(1,436)	(10,428)
As of October 4, 2025	$(22,169)	$(1,766)	$85	$(23,850)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. On March 5, 2025, the stockholders of the Company approved an amendment to the Plan that increased the number of shares of common stock available for issuance by 2.8 million shares, which were registered on the registration statement on Form S-8 filed with the SEC on March 11, 2025. As of October 4, 2025, 4.0 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2025, 2024 and 2023 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects the total equity-based compensation expense, which includes Relative TSR PSUs, Time-based RSUs, Growth PSUs, and common stock, included in the Consolidated Statements of Operations for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Cost of sales	$1,567	$1,277	$1,192
Selling, general and administrative	18,222	18,524	16,239
Research and development	8,737	7,090	5,313
Total equity-based compensation expense	$28,526	$26,891	$22,744
The following table reflects the equity-based compensation expense, by type of award, for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Time-based RSUs	$20,801	$17,683	$14,304
Relative TSR PSUs	7,280	5,856	4,949
Growth PSUs	(725)	2,093	2,491
Common stock	1,170	1,259	1,000
Total equity-based compensation expense	$28,526	$26,891	$22,744
Equity-Based Compensation: Relative TSR PSUs
The following table reflects the Relative TSR PSUs activity for fiscal 2025:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding as of September 28, 2024	336	$44.91
Granted	128	$61.92
Forfeited or expired	(8)	$54.59
Vested	(79)	$52.12
Outstanding as of October 4, 2025	377	$58.06

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands, except fair value per share)	2025	2024	2023
Relative TSR PSUs granted	128	232	187
Weighted-average grant-date fair value per share	$61.92	$36.88	$48.35
The following table reflects the assumptions used to calculate compensation expense related to the Company’s Relative TSR PSUs issued during fiscal 2025, 2024 and 2023:

	Fiscal
	2025	2024	2023
Grant price	$44.54	$47.44	$37.50
Expected dividend yield	1.80%	1.60%	1.81%
Expected stock price volatility	43.44%	47.27%	53.79%
Risk-free interest rate	3.80%	4.53%	4.42%
Equity-Based Compensation: Time-based RSUs
The following table reflects the Time-based RSUs activity for fiscal 2025:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding as of September 28, 2024	888	$44.18
Granted	568	$44.46
Forfeited or expired	(56)	$44.57
Vested	(406)	$44.06
Outstanding as of October 4, 2025	994	$44.37

	Fiscal
(in thousands, except fair value per share)	2025	2024	2023
Time-based RSUs granted	568	512	513
Weighted-average grant-date fair value per share	$44.46	$47.42	$37.64
Equity-Based Compensation: Growth PSUs
The following table reflects the Growth PSUs activity for fiscal 2025:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding as of September 28, 2024	69	$42.21
Granted	—	$—
Forfeited or expired	(26)	$49.00
Vested	(2)	$49.22
Outstanding as of October 4, 2025	41	$37.55

	Fiscal
(in thousands, except fair value per share)	2025	2024	2023
Growth PSUs granted	—	49	91
Weighted-average grant-date fair value per share	—	$23.51	$37.55

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The total fair value of RSUs and PSUs, as of their respective vesting dates, during the years ended October 4, 2025, September 28, 2024 and September 30, 2023, was $23.2 million, $36.4 million and $28.9 million, respectively.
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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Number of common stock issued	29	25	21
Fair value based upon market price at time of issue	$1,170	$1,259	$1,000
Pension Plan
We have pension plans available to employees at various foreign sites. As of October 4, 2025 and September 28, 2024, the defined benefits pension obligations of our plans were $5.3 million and $5.1 million, respectively.
Other Plans
Some of the Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits as they are defined contribution plans.
NOTE 12. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023, the service revenue was not material.
The Company reports revenue based on its reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 15: Segment Information, for disclosure of revenue by segment and end market.
Contract Balances

	As of
(in thousands)	October 4, 2025	September 28, 2024	September 30, 2023
Contract liabilities	$23,936	$18,646	$4,797
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advanced payments from customers, partially offset by the recognition in revenue of $15.9 million that was included in contract liabilities as of September 28, 2024. Revenue recognized during fiscal year 2024 that was included in deferred revenue as of September 30, 2023 was $4.5 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 13. EARNINGS PER SHARE
Basic income / (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For fiscal 2024, restricted stock were excluded due to the net loss the Company incurred during the year.
The following table reflects a reconciliation of the shares used in the basic and diluted net (loss) / income per share computation for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands, except per share)	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income / (loss)	213	213	(69,006)	(69,006)	57,148	57,148
DENOMINATOR:
Weighted average shares outstanding - Basic	52,955	52,955	55,613	55,613	56,682	56,682
Dilutive effect of Equity Plans		238		—		866
Weighted average shares outstanding - Diluted		53,193		55,613		57,548
EPS:
Net income / (loss) per share - Basic	0.004	0.004	(1.24)	(1.24)	1.01	1.01
Effect of dilutive shares		—		—		(0.02)
Net income / (loss) per share - Diluted		0.004		(1.24)		0.99

Anti-dilutive shares (1)		25		467		15
(1) Represents the Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for fiscal 2025, 2024 and 2023 as the effect would have been anti-dilutive.

NOTE 14. INCOME TAXES
The following table reflects the U.S. and foreign (loss) / income before income taxes for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
United States operations	$(8,095)	$(8,522)	$(5,635)
Foreign operations	28,571	(49,833)	77,836
Income / (loss) from operations before tax	$20,476	$(58,355)	$72,201

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the current and deferred components of provision for income taxes for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Federal	$2,873	$(1,881)	$10,412
State	75	232	(128)
Foreign	14,305	2,616	8,830
Deferred:
Federal	$4,207	$101	$1,304
State	—	—	—
Foreign	(1,197)	9,583	(5,365)
Provision for income taxes	$20,263	$10,651	$15,053

The following table reconciles the provision for income taxes with the expected income tax provision computed based on the applicable U.S. federal statutory tax rate for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Expected income tax provision based on the U.S. federal statutory tax rate	$4,270	$(12,255)	$15,162
Effect of earnings of foreign subsidiaries subject to different tax rates	(8,827)	(3,619)	(8,448)
Benefit from tax incentives	(10,740)	980	(11,198)
Benefit from research and development tax credits	(4,369)	(4,132)	(4,038)
Benefit from foreign tax credits	(8,660)	(1,505)	(7,834)
Valuation allowance	26,725	18,543	3,127
Foreign operations (Deemed income, taxes on undistributed foreign earnings, and withholding taxes)	23,487	7,268	24,450
Unrecognized tax benefit(1)	(2,572)	1,011	265
Non-deductible items(1)	47	2,611	1,900
Goodwill impairment	—	—	2,517
Other, net(1)	902	1,749	(850)
Provision for income taxes	$20,263	$10,651	$15,053
Effective tax rate	99.0%	(18.3)%	20.8%
(1) Certain balances in fiscal 2024 and 2023 have been reclassified to conform to the current period presentation. These reclassifications have no impact to the consolidated financial statements in the respective fiscal periods.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of October 4, 2025, a large portion of the Company’s undistributed foreign earnings are not considered to be indefinitely reinvested outside the U.S. and are expected to be available for use in the U.S. without incurring additional U.S. income tax. Determination of the amount of unrecognized deferred tax liabilities related to the indefinitely reinvested undistributed foreign earnings is not practicable.
Further, we operate in a number of foreign jurisdictions, including Singapore, where we have a tax incentive that allows for a reduced tax rate on certain classes of income, provided the Company meets certain employment and investment conditions through the expiration date in January 2025. In fiscal 2025, 2024 and 2023, the tax incentive arrangement helped to reduce the Company’s provision for income taxes by $10.7 million or $0.20 per share, $(1.0) million or $(0.02) per share and $11.2 million or $0.19 per share, respectively.
The following table reflects the deferred tax balances based on the tax effects of cumulative temporary differences for fiscal 2025 and 2024:

	Fiscal
(in thousands)	2025	2024
Accruals and reserves	$20,040	$20,149
Capitalized research	6,997	7,903
Tax credit carryforwards	6,377	5,537
Net operating loss carryforwards	64,760	43,195
Gross deferred tax assets	$98,174	$76,784

Valuation allowance	$(68,775)	$(45,462)
Deferred tax asset, net of valuation allowance	$29,399	$31,322

Fixed and intangible assets	$(16,178)	$(20,055)
Taxes on undistributed foreign earnings	(32,645)	(27,961)
Total long-term deferred tax liability	$(48,823)	$(48,016)
Total net deferred tax liability	$(19,424)	$(16,694)

Reported as
Deferred tax assets	$16,109	$17,900
Deferred tax liabilities	$(35,533)	$(34,594)
Net deferred tax liabilities	$(19,424)	$(16,694)

As of October 4, 2025, the Company has foreign net operating loss carryforwards of $233.7 million, state net operating loss carryforwards of $35.7 million, and U.S. federal and state tax credit carryforwards of $9.8 million that can be used to offset future income tax obligations. These net operating loss and tax credit carryforwards can be utilized prior to their expiration dates in fiscal years 2026 through 2045, except for certain credits and foreign net operating losses that can be carried forward indefinitely. The Company has recorded valuation allowances against certain foreign and state net operating loss carryforwards and state tax credits which are expected to expire unutilized.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the beginning and ending balances of the Company’s unrecognized tax benefit, excluding related accrued interest and penalties, for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Unrecognized tax benefit, beginning of year	$17,703	$16,619	$16,623
Additions for tax positions, current year	1,365	1,931	1,493
Reductions for tax positions, prior year	(3,779)	(847)	(1,497)
Unrecognized tax benefit, end of year	$15,289	$17,703	$16,619
The Company recognizes interest and penalties related to potential income tax liabilities as a component of unrecognized tax benefit and in provision for income taxes. The amount of interest and penalties related to unrecognized tax benefit recorded in fiscal 2025 provision for income taxes is not material. As of October 4, 2025, the Company has recognized $3.1 million of accrued interest and penalties related to unrecognized tax benefit within the income tax payable for uncertain tax positions and approximately $16.6 million of unrecognized tax benefit, including related interest and penalties, that if recognized, would impact the Company’s effective tax rate.
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
The Company files a U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For U.S. federal income tax returns purposes, tax years from fiscal 2022 remain subject to examination. For most state tax returns, tax years following fiscal 2006 remain subject to examination as a result of the generation of net operating loss carryforwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company’s tax returns are currently under examination by tax authorities in multiple state and foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from the examination.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 15. SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the CODM. Our CODM evaluates performance and allocates resources primarily based on income from operations. This measure is regularly provided to and reviewed by our CODM to support budgeting, forecasting, and decisions regarding resource allocation for strategic initiatives across segments, capital investments, and workforce planning. While income from operations is the primary measure used by our CODM to allocate resources, our CODM regularly reviews materials that present revenue, cost of sales and significant operating expenses. Accordingly, we have disclosed these segment items in the tables below. The CODM does not review discrete asset information.
Segment information is disclosed based upon our management organization structure as of the fiscal year ended October 4, 2025. Future changes to this internal financial structure may result in changes to our reportable segments. The Company has four reportable segments consisting of: (1) Ball Bonding Equipment, (2) Wedge Bonding Equipment, (3) Advanced Solutions, and (4) Aftermarket Products and Services (“APS”). The four reportable segments are disclosed below:
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
The unallocated corporate expenses category includes certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs related to certain management, finance, legal, human resources, and research and development functions provided at the corporate level. In addition, we do not allocate to our reportable segments severance cost related to restructuring actions. Segment operating income also excludes interest income/expenses, other financial charges and income taxes. Our CODM does not consider the unallocated costs in measuring the performance of the reportable segments.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects operating information by segment for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023:

(in thousands)	Fiscal 2025
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS	All Others	Unallocated Corporate Expenses	Total Company
Net Revenue	$292,951	$110,593	$72,737	$156,129	$21,671	$—	$654,081
Cost of sales	146,553	60,763	30,549	80,789	57,307	199	376,160

Selling, general and administrative	23,132	8,757	(57,519)	28,289	41,339	87,531	131,529
Research and development	38,836	22,686	50,296	18,186	12,325	7,287	149,616
Total operating expenses	61,968	31,443	(7,223)	46,475	53,664	94,818	281,145

Income / (Loss) from operations	$84,430	$18,387	$49,411	$28,865	$(89,300)	$(95,017)	$(3,224)

(in thousands)	Fiscal 2024
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS	All Others	Unallocated Corporate Expenses	Total Company
Net Revenue	$357,833	$105,826	$52,876	$160,009	$29,688	$—	$706,232
Cost of sales	187,018	56,439	96,133	71,114	26,957	(183)	437,478

Selling, general and administrative	23,435	9,720	61,657	18,187	16,373	80,664	210,036
Research and development	34,380	20,092	50,436	20,964	19,885	5,457	151,214
Total operating expenses	57,815	29,812	112,093	39,151	36,258	86,121	361,250

Income / (Loss) from operations	$113,000	$19,575	$(155,350)	$49,744	$(33,527)	$(85,938)	$(92,496)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands)	Fiscal 2023
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS	All Others	Unallocated Corporate Expenses	Total Company
Net Revenue	$287,465	$175,550	$72,256	$160,718	$46,502	$—	$742,491
Cost of sales	156,424	84,173	45,262	72,076	25,855	46	383,836

Selling, general and administrative	17,392	10,070	13,261	18,564	36,102	79,129	174,518
Research and development	31,720	18,219	46,263	22,424	21,342	4,732	144,700
Total operating expenses	49,112	28,289	59,524	40,988	57,444	83,861	319,218

Income / (Loss) from operations	$81,929	$63,088	$(32,530)	$47,654	$(36,797)	$(83,907)	$39,437
The following table reconciles total segment profit to total income / (loss) before income taxes for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023:

	Fiscal
	2025	2024	2023
Total income from reportable segments	$181,093	$26,969	$160,141
All Others	(89,300)	(33,527)	(36,797)
Unallocated corporate expenses	(95,017)	(85,938)	(83,907)
Net interest income	23,700	34,141	32,764
Income / (loss) before income taxes	$20,476	$(58,355)	$72,201
We have considered: (1) information that is regularly provided to our CODM in evaluating financial performance and how to allocate resources; and (2) other financial data, including information that we include in our earnings releases but which is not included in our financial statements, to disaggregate revenues by end markets served. The principal category we use to disaggregate revenues is by the end markets served.
The following table reflects net revenue by end markets served for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023:

	Fiscal
(in thousands)	2025	2024	2023
General Semiconductor	$334,181	$333,788	$333,937
Automotive & Industrial (1)	110,351	138,845	225,415
Memory	53,420	73,590	22,421
APS	156,129	160,009	160,718
Total revenue	$654,081	$706,232	$742,491
(1) In view of the cessation of EA equipment business, the Company has simplified its end market disclosures by consolidating LED revenue within Automotive & Industrial revenue. As a result, the net revenue recorded within the previously-defined LED end market for prior periods has been consolidated within the Automotive & Industrial end market to conform to the current period presentation. These changes have no impact to the consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023:

	Fiscal
(in thousands)	2025	2024	2023
Capital expenditures:
Ball Bonding Equipment	$417	$1,548	$1,087
Wedge Bonding Equipment	618	699	436
Advanced Solutions	125	804	30,522
APS	1,690	1,177	5,298
All Others	1,348	891	658
Corporate Expenses	6,179	8,617	9,701
	$10,377	$13,736	$47,702

Depreciation expense:
Ball Bonding Equipment	$1,300	$1,363	$1,538
Wedge Bonding Equipment	892	1,003	1,169
Advanced Solutions	1,051	5,945	7,706
APS	5,094	5,352	6,166
All Others	1,292	1,577	1,505
Corporate Expenses	5,312	4,307	4,674
	$14,941	$19,547	$22,758

Amortization expense:
Ball Bonding Equipment	$—	$—	$—
Wedge Bonding Equipment	—	—	—
Advanced Solutions	—	—	—
APS	526	917	896
All Others	2,140	3,904	4,837
Corporate Expenses	367	367	366
	$3,033	$5,188	$6,099

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographical information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2025, 2024 and 2023:

	Fiscal
(in thousands)	2025	2024	2023
Destination sales to unaffiliated customers:
China	$363,598	$416,695	$335,393
United States	62,171	66,147	65,705
Taiwan	55,034	59,288	66,358
Malaysia	45,835	54,275	64,013
Japan	11,029	12,778	35,849
Philippines	14,841	10,585	31,527
Korea	27,509	11,563	17,977
Hong Kong	15,745	11,743	13,933
All other	58,319	63,158	111,736
Total destination sales to unaffiliated customers	$654,081	$706,232	$742,491

	Fiscal
(in thousands)	2025	2024
Long-lived assets:
Singapore	$37,307	$47,035
United States	28,502	29,166
China	15,472	15,635
Israel	4,447	7,822
All others	5,458	12,664
Total long-lived assets	$91,186	$112,322

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects the reserve for warranty activity for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023:

	Fiscal
(in thousands)	2025	2024	2023
Reserve for product warranty, beginning of period	$9,911	$10,457	13,443
Provision for product warranty	9,418	12,824	12,850
Utilization of reserve	(12,074)	(13,370)	(15,836)
Reserve for product warranty, end of period	$7,255	$9,911	$10,457
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheets as of October 4, 2025:

		Payments due by fiscal year
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Inventory purchase obligation (1)	$177,305	$177,305	$—	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of October 4, 2025, the Company also has an obligation to fund uncalled capital commitments of approximately $3.7 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the fiscal years ended October 4, 2025, September 28, 2024 and September 30, 2023:

	Fiscal
	October 4, 2025	September 28, 2024	September 30, 2023
Tianshui Huatian Technology Co., Ltd	12.0%	*	*
* Represents less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of October 4, 2025 and September 28, 2024:

	As of
	October 4, 2025	September 28, 2024
Tianshui Huatian Technology Co., Ltd	30.3%	17.2%
Haoseng Industrial Co Ltd	13.0%	*
Forehope Group	*	15.7%
* Represents less than 10% of total accounts receivable

NOTE 17. CESSATION OF BUSINESS
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
The following table presents a summary of the charges related to the cancellation of the Project incurred for the year ended September 28, 2024.

	Fiscal 2024
(in thousands)	Cost of sales	Impairment charges	Total
Inventory write-down	$57,333	$—	$57,333
Purchase order cancellation charges	$2,931	$—	$2,931
Impairment charges relating to long-lived assets	$—	$44,472	$44,472
	$60,264	$44,472	$104,736
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
On November 4, 2024, the Company and the Customer entered into a written agreement pursuant to which the Customer agreed to reimburse the Company for certain costs and expenses that the Company incurred in connection with the Project. Pursuant to the agreement, the Customer agreed to pay $86.2 million to the Company.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the fiscal year ended October 4, 2025, $15.1 million was included within "Net Revenue" for delivered products and the remaining $71.1 million was included in "Gain relating to cessation of business" in the Consolidated Statements of Operations. In the quarter ended March 29, 2025, the Company has received the reimbursement amount from the Customer.
Cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the Company's Electronics Assembly ("EA") equipment business. . As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of October 4, 2025, has substantially completed. The wind down activities remains ongoing and are expected to be substantially completed by fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations.
Wind down charges as a result of these activities incurred during the fiscal year ended October 4, 2025 were accounted in accordance with ASC 330, Inventory, ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation—Nonretirement Postemployment Benefits. The Company also performed the impairment tests of all associated assets with reference to the guidance under ASC 330, Inventory, ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other. The wind down charges and impairments are primarily recorded in the Company’s "All Others" category and the APS reportable segment. We plan to fund the cash costs through existing cash balances.
The following table summarizes the charges resulting from the cessation of the EA equipment business.

	Fiscal 2025
(in thousands)	Cost of sales	Impairment charges	Selling, general and administrative	Total
Inventory write-down	$31,481	$—	$—	$31,481
Impairment charges related to goodwill and intangible assets	—	34,870	—	34,870
Impairment charges relating to long-lived assets	—	4,947	—	4,947
Employee termination benefits	—	—	5,337	5,337
Adverse purchase commitments	10,900	—	—	10,900
	$42,381	$39,817	$5,337	$87,535
Inventory write-down
In determining the value of our inventory, we consider indicators that net realizable value may be lower than cost based upon projections about future consumption and market conditions. We recorded a write-down to inventory totaling $31.5 million with a corresponding increase to cost of sales in our consolidated financial statements for the fiscal year ended October 4, 2025. See Note 2: Balance Sheet Components for inventory balances.
Impairment charges relating to goodwill and intangible assets
In accordance with the guidance under ASC 350, the Company performed a qualitative assessment as the cessation of the EA equipment business was a triggering event. Accordingly, the Company performed a quantitative impairment test and estimated the fair value of each reporting unit to be less than its carrying value. During the fiscal year ended October 4, 2025, we recorded a full impairment charge of $19.2 million related to goodwill, and $15.7 million impairment charge related to the intangible assets reported within the APS reportable segment and "All Others" category. See Note 3: Goodwill and Intangible Assets for more details.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Impairment charges relating to long-lived assets
During the fiscal year ended October 4, 2025, we recorded a full impairment of the long-lived assets, resulting in an impairment charge of $1.4 million related to property, plant and equipment and $3.6 million related to the ROU assets.
Employee termination benefits
During the fiscal year ended October 4, 2025, in connection with the cessation of the EA equipment business and in accordance with ASC 712, the Company accrued for costs amounting to $4.4 million pertaining to the ongoing employee benefit arrangements. The costs were recorded within "Selling, general and administrative" in the Consolidated Statements of Operations, and are expected to be paid progressively as we complete the wind-down activities.
The Company also incurred employee termination benefits pertaining to one-time benefit arrangements in accordance with ASC 420, as summarized below.

(in thousands)	Employee termination benefits	Total
As of September 28, 2024	$—	$—
Additions charged to expense	$957	$957
Cash payments	$—	$—
As of October 4, 2025	$957	$957
The costs were also recorded within "Selling, general and administrative" in the Consolidated Statements of Operations, and are expected to be paid progressively as we complete the wind-down activities. We expect to record between approximately $3.0 million and $5.0 million of these costs throughout the completion of the wind-down period.
Adverse purchase commitments
During the fiscal year ended October 4, 2025, the Company accrued for a loss of $10.9 million that is expected to arise from firm, non-cancelable and unhedged commitments for the future purchase of inventory items in accordance with ASC 330. The costs were recorded within "Cost of sales" in the Consolidated Statements of Operations.
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
In September 2024, the Company also implemented a restructuring program as part of our efforts to centralize global manufacturing and supply chain operations. The accrued costs amounting to $2.2 million, which pertained to ongoing employee benefit arrangements arising from the restructuring program, were accounted in accordance with ASC 712 and were substantially paid in fiscal year 2025. The costs were recorded within "Selling, general and administrative" in the Consolidated Statements of Operations. The Company also recorded costs amounting to $1.8 million in fiscal year 2025, pertaining to one-time benefit arrangements in accordance with ASC 420. The amounts were substantially paid in fiscal year 2025.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2025, management approved a restructuring program to implement cost-reduction measures, including reductions in employee headcount and other operating expenditures. As a result, we accounted for the related employee termination costs in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. For fiscal 2025, employee termination costs of $4.2 million related to other severance and employee costs incurred as a result of the restructuring program, primarily pertaining to ongoing employee benefit arrangements, were recorded within "Selling, general and administrative" in the Consolidated Statements of Operations.
In September 2025, management also approved a restructuring program as part of our efforts to centralize global manufacturing. The accrued costs amounting to $1.2 million, which pertain to ongoing employee benefit arrangements arising from the restructuring program as of October 4, 2025, are accounted in accordance with ASC 712 and are expected to be substantially paid by the end of fiscal year 2026. The costs were recorded within "Selling, general and administrative" in the Consolidated Statements of Operations. The Company also expects to record costs amounting to $1.1 million in fiscal year 2026, pertaining to one-time benefit arrangements in accordance with ASC 420.
Disposal of a subsidiary
On October 16, 2024, the Company, through one of its subsidiaries, Kulicke and Soffa Holland Holdings B.V., entered into a Share Sale and Purchase Agreement with Onto Innovation Europe B.V. ("Onto") for the sale of 100% of the common shares of Kulicke & Soffa Liteq B.V. ("K&S Liteq") and its related lithography business. The sale was completed on October 18, 2024. Accordingly, the Company has deconsolidated K&S Liteq in the Company’s unaudited consolidated condensed financial statements. The disposal of K&S Liteq did not have a material impact on our consolidated financial statements.

NOTE 18 . SUBSEQUENT EVENTS
On October 28, 2025, the Company announced that Dr. Fusen Chen will retire as President and Chief Executive Officer of the Company and as a member of the Board, effective December 1, 2025. Also, on October 28, 2025, the Board appointed Lester Wong, the Company’s current Executive Vice President and Chief Financial Officer, as the Company’s Interim Chief Executive Officer. The Board will conduct a search for a permanent successor among external and internal candidates.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 4, 2025. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of October 4, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of October 4, 2025. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.
Based on that assessment, management has concluded that, as of October 4, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of October 4, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended October 4, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1f of the Exchange Act) have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended October 4, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1—ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear, as applicable, under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Code of Ethics” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Committees of the Board of Directors—Nominating and Governance Committee” and “Shareholder Proposals” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 403 of Regulation S-K concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE—Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE—SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Board Matters” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Singapore, PCAOB ID 1093.
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Annual Report:

		Page
(1)	Financial Statements: See our consolidated financial statements under Part II, Item 8

(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	98
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:
	See “Exhibit Index” within Item 15 below.	99

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

Fiscal 2025:	Beginning of period	Additions		Deductions		End of period
Allowance for doubtful accounts	$49	$—		$(49)	(1)	$—

Inventory reserve	$31,784	$44,004	(5)	$(5,286)	(2)	$70,502

Valuation allowance for deferred taxes	$45,462	$23,313	(6)	$—		$68,775

Fiscal 2024:
Allowance for doubtful accounts	$49	$—		$—		$49

Inventory reserve	$21,285	$38,569	(4)	$(28,070)	(2, 4)	$31,784

Valuation allowance for deferred taxes	$21,483	$23,979	(6)	$—		$45,462

Fiscal 2023:
Allowance for doubtful accounts	$—	$49		$—		$49

Inventory reserve	$19,238	$4,284		$(2,237)	(2)	$21,285

Valuation allowance for deferred taxes	$21,750	$—		$(267)	(3)	$21,483

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)
Reflects the net decrease in the valuation allowance primarily associated with the Company’s utilization of certain U.S. and foreign net operating losses for which a valuation allowance had previously been recorded, partially offset by an increase for U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.

(4)	Includes the write-down to inventory in relation to the cancellation of Project W that was provided for as inventory reserves during the quarter ended June 29, 2024.
(5)	Includes the write-down to inventory in relation to the cessation of EA equipment business that was provided for as inventory reserves in fiscal 2025.
(6)	Reflects the net increase in the valuation allowance primarily associated with the Company’s U.S. and foreign tax credits, U.S. and foreign net operating losses and other deferred tax assets.

EXHIBIT NUMBER	ITEM
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

10.8	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.9	Offer Letter between Kulicke and Soffa Industries, Inc. and Lester Wong dated October 28, 2025.*
10.10	The Company's 2021 Omnibus Incentive Plan is incorporated herein by reference to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 4, 2021.*
10.11
The Amendment No. 1 to the Registrant’s 2021 Omnibus Incentive Plan is incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 5, 2025.

10.12	Form of CEO Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.*
10.13	Form of Executive Performance Share Unit Award Agreement (Growth PSUs) regarding the 2021 Omnibus Incentive Plan.*
10.14	Form of CEO Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.*
10.15	Form of Executive Performance Share Unit Award Agreement (Relative TSR) regarding the 2021 Omnibus Incentive Plan.*
10.16	Form of Restricted Stock Unit Award Agreement regarding the 2021 Omnibus Incentive Plan.*

10.17	Incentive Compensation Plan Fiscal Year 2025.*
19.1	Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Lester Wong, Interim Chief Executive Officer and Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certification of Lester Wong, Interim Chief Executive Officer and Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ LESTER WONG
Lester Wong
Executive Vice President, Interim Chief Executive Officer, and Chief Financial Officer

Dated:	November 20, 2025

Signature	Title	Date

/s/ LESTER WONG	Executive Vice President, Interim Chief Executive Officer, and Chief Financial Officer	November 20, 2025
Lester Wong	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ JON A. OLSON	Director	November 20, 2025
Jon A. Olson

/s/ GREGORY F. MILZCIK	Director	November 20, 2025
Gregory F. Milzcik

/s/ JEFF RICHARDSON	Director	November 20, 2025
David J. Richardson

/s/ MUI SUNG YEO	Director	November 20, 2025
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 20, 2025
Peter T. Kong

/s/ DENISE M. DIGNAM	Director	November 20, 2025
Denise M. Dignam

/s/ FUSEN CHEN	Director	November 20, 2025
Fusen Chen