Form 10-Q
period 2026-01-03
KULICKE & SOFFA INDUSTRIES INC
filed 2026-02-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2026, there were 52,326,516 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
January 3, 2026

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	January 3, 2026	October 4, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$282,128	$215,708
Short-term investments	199,000	295,000
Accounts and other receivable, net of allowance for doubtful accounts of $— and $—, respectively	215,779	183,538
Inventories, net	176,507	160,225
Prepaid expenses and other current assets	40,800	47,064
TOTAL CURRENT ASSETS	914,214	901,535

Property, plant and equipment, net	57,468	58,993
Operating right-of-use assets	30,827	32,193
Goodwill	69,522	69,522
Intangible assets, net	5,292	5,600
Deferred tax assets	16,460	16,109
Equity investments	7,660	6,978
Investment in debt securities	10,000	10,000
Other assets	3,197	3,412
TOTAL ASSETS	1,114,640	$1,104,342

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$68,892	$57,178
Operating lease liabilities	5,893	6,178
Accrued expenses and other current liabilities	88,409	97,786
Income taxes payable	33,683	27,029
TOTAL CURRENT LIABILITIES	196,877	188,171

Deferred tax liabilities	35,575	35,533
Income taxes payable	16,851	16,580
Operating lease liabilities	31,089	32,372
Other liabilities	9,213	10,195
TOTAL LIABILITIES	$289,605	$282,851

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 52,323 and 51,920 shares, respectively	620,350	620,043
Treasury stock, at cost, 33,041 and 33,444 shares, respectively	(976,177)	(974,202)
Retained earnings	1,205,569	1,199,500
Accumulated other comprehensive loss	(24,707)	(23,850)
TOTAL SHAREHOLDERS' EQUITY	$825,035	$821,491

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,114,640	$1,104,342
The accompanying notes are an integral part of these consolidated condensed financial statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	January 3, 2026	December 28, 2024
Net revenue	$199,625	$166,124
Cost of sales	100,670	79,040
Gross profit	98,955	87,084
Selling, general and administrative	40,759	38,614
Research and development	40,376	37,808
Gain relating to cessation of business	—	(75,987)
Operating expenses	81,135	435
Income from operations	17,820	86,649
Interest income	4,759	6,352
Interest expense	(40)	(27)
Income before income taxes	22,539	92,974
Provision for income taxes	5,743	11,332
Net income	$16,796	$81,642

Net income per share:
Basic	$0.32	$1.52
Diluted	$0.32	$1.51

Weighted average shares outstanding:
Basic	52,319	53,791
Diluted	52,521	54,212

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended
	January 3, 2026	December 28, 2024
Net income	$16,796	$81,642
Other comprehensive loss:
Foreign currency translation adjustment	(293)	(8,257)
Net changes in pension plan, net of tax	(7)	118
Net changes from derivatives designated as hedging instruments, net of tax	(557)	(2,568)
Total other comprehensive loss	(857)	(10,707)

Comprehensive income	$15,939	$70,935
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
Consolidated Condensed Statements Of Changes In Shareholders' Equity (Unaudited)
(in thousands)

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity

Balances as of October 4, 2025	51,920	$620,043	$(974,202)	$1,199,500	$(23,850)	$821,491
Issuance of stock for services rendered	6	217	53	—	—	270
Repurchase of common stock	(168)	—	(6,663)	—	—	(6,663)
Issuance of shares for equity-based compensation	565	(4,970)	4,635	—	—	(335)
Equity-based compensation	—	5,060	—	—	—	5,060
Cash dividend declared ($0.205 per share)	—	—	—	(10,727)	—	(10,727)
Components of comprehensive income
Net income	—	—	—	16,796	—	16,796
Other comprehensive loss	—	—	—	—	(857)	(857)
Balances as of January 3, 2026	52,323	$620,350	$(976,177)	$1,205,569	$(24,707)	$825,035

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity

Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
Issuance of stock for services rendered	7	245	70	—	—	315
Repurchase of common stock	(793)	—	(36,879)	—	—	(36,879)
Issuance of shares for equity-based compensation	473	(4,873)	4,549	—	—	(324)
Excise tax	—	—	(151)	—	—	(151)
Equity-based compensation	—	5,826	—	—	—	5,826
Cash dividend declared ($0.205 per share)	—	—	—	(10,987)	—	(10,987)
Components of comprehensive income
Net income	—	—	—	81,642	—	81,642
Other comprehensive loss	—	—	—	—	(10,707)	(10,707)
Balances as of December 28, 2024	53,541	$597,901	$(914,241)	$1,313,213	$(24,129)	$972,744
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	January 3, 2026	December 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,796	$81,642
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,959	5,013
Equity-based compensation	5,330	6,141
Adjustment for inventory valuation	4,028	1,321
Deferred taxes	(308)	10
Gain on disposal of property, plant and equipment	(1)	(107)
Gain on disposal of a subsidiary	—	(3,227)
Dividend income from equity investment	(410)	—
Unrealized fair value changes on equity investment	(272)	125
Unrealized foreign currency transactions	(391)	(2,867)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and other receivable	(32,237)	(53,938)
Inventories	(20,252)	(9,050)
Prepaid expenses and other current assets	6,172	1,860
Accounts payable, accrued expenses and other current liabilities	2,644	(15,798)
Income taxes payable	6,925	9,824
Other, net	(916)	(2,047)
Net cash (used in) provided by operating activities	$(8,933)	$18,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	—	2,608
Purchases of property, plant and equipment	(2,676)	(10,202)
Proceeds from sales of property, plant and equipment	1	—
Investment in private equity fund	—	(367)
Purchase of short-term investments	(89,000)	(115,000)
Maturity of short-term investments	185,000	205,000
Net cash provided by investing activities	$93,325	$82,039

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
(in thousands)

	Three months ended
	January 3, 2026	December 28, 2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(114)	(106)
Repurchase of common stock/treasury stock	(6,712)	(37,228)
Payments related to tax on vested equity compensation	(335)	(324)
Common stock cash dividends paid	(10,727)	(10,794)
Net cash used in financing activities	$(17,888)	$(48,452)
Effect of exchange rate changes on cash and cash equivalents	(84)	(1,311)
Changes in cash and cash equivalents	66,420	51,178
Cash and cash equivalents at beginning of period	215,708	227,147
Cash and cash equivalents at end of period	$282,128	$278,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Dividend income reinvested to equity investment	(410)	—

CASH (REFUNDED)/PAID FOR:
Interest	$40	$27
Income taxes, net of refunds	$(1,354)	$886
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION
These consolidated condensed financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (“K&S,” “we,” “us,” “our,” or the “Company”), with appropriate elimination of intercompany balances and transactions.
The interim consolidated condensed financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 4, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission on November 20, 2025, which includes the Consolidated Balance Sheets as of October 4, 2025 and September 28, 2024, and the related Consolidated Statements of Operations, Statements of Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended October 4, 2025. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2026 quarters end on January 3, 2026, April 4, 2026, July 4, 2026 and October 3, 2026. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2025 quarters ended on December 28, 2024, March 29, 2025, June 28, 2025 and October 4, 2025.
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
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the Company's Electronics Assembly ("EA") equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of January 3, 2026, has substantially completed. The wind down activities remain ongoing and are expected to be substantially completed by fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations.
In connection with the cessation of the EA equipment business, the Company has reclassified a product line previously included in the Aftermarket Products and Services (“APS”) segment. This product line is now reported within “All Others,” consistent with how the Chief Operating Decision Maker (“CODM”) evaluates the financial information of the EA equipment aftermarket spares and services product line together with the EA capital equipment business as one operating segment for performance assessment and resource allocation purposes. Refer to Note 3: Goodwill and Intangible Assets and Note 15: Segment Information for additional details.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of January 3, 2026. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended January 3, 2026, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
Significant Accounting Policies
There have been no material changes to our significant accounting policies summarized in Note 1: Basis of Presentation to our Consolidated Financial Statements included in our 2025 Annual Report.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This ASU is effective for the Company's fiscal year 2026. The Company will include disclosures for material items with the filing of its Annual Report on Form 10-K for the year ending on October 3, 2026.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Government Grants
In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes authoritative guidance in ASC 832 for business entities on recognizing, measuring, presenting, and disclosing government grants. The ASU will be effective for the first quarter of the Company's fiscal year 2030, with early adoption permitted. This ASU provides for adoption either on a modified prospective, modified retrospective, or retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
Interim Reporting
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies disclosure requirements for interim financial statements, adding a comprehensive list of required interim disclosures and introducing a principle to disclose events after year‑end that materially affect the entity without changing the overall nature of interim reporting. This ASU will be effective for interim periods with the Company's fiscal year 2029 on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
NOTE 2. BALANCE SHEET COMPONENTS
Components of significant balance sheet accounts as of January 3, 2026 and October 4, 2025 are as follows:

	As of
(in thousands)	January 3, 2026	October 4, 2025
Inventories, net:
Raw materials and supplies	$117,613	$111,957
Work in process	53,203	45,725
Finished goods	72,085	73,045
	242,901	230,727
Inventory reserves	(66,394)	(70,502)
	$176,507	$160,225
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	29,768	29,711
Leasehold improvements	33,168	33,793
Data processing equipment and software	38,539	37,987
Machinery, equipment, furniture and fixtures	105,098	104,459
Construction in progress	6,243	5,540
	214,998	213,672
Accumulated depreciation	(157,530)	(154,679)
	$57,468	$58,993
Accrued expenses and other current liabilities:
Accrued customer obligations (1)	$35,253	$33,414
Wages and benefits	29,299	35,175
Commissions and professional fees	4,557	5,266
Accrued adverse purchase commitments	5,023	7,658
Severance (2)	10,582	12,285
Other	3,695	3,988
	$88,409	$97,786
(1)Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.
(2)Please see Note 17: Cessation of Business for more information on the employee termination costs related to the cessation of the EA equipment business.
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
The Company performed its annual impairment test in the fourth quarter of fiscal 2025 and concluded that no impairment charge was required. Any future adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment in the future.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
During the three months ended January 3, 2026, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that would indicate it is more likely than not that that the fair value of the reporting unit is less than the carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended January 3, 2026, the persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the changes in the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category as of January 3, 2026 and October 4, 2025.

(in thousands)		Wedge Bonding Equipment	APS	All Others	Total
Balance at October 4, 2025 and January 3, 2026	(1)	$18,280	$23,266	$27,976	$69,522
(1) Cumulative goodwill impairment as of October 4, 2025 was $21.5 million and $32.9 million related to APS and All Others, respectively. As discussed in Note 1: Basis of Presentation, during the three months ended January 3, 2026, a certain product line from the APS segment was transferred to and reported within the “All Others” category. The goodwill associated with the impacted reporting unit within the APS segment had been fully impaired as of October 4, 2025; therefore, this transfer did not affect the goodwill ending balance by reportable segments as of January 3, 2026.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of January 3, 2026 and October 4, 2025:

		As of January 3, 2026			As of October 4, 2025
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount

Developed technology	7.0 to 8.0	$37,461	$(34,709)	$2,752	$37,461	$(34,576)	$2,885
Customer relationships	5.0 to 8.0	$21,430	$(20,055)	$1,375	$21,430	$(19,988)	$1,442
Trade and brand name	8.0	$4,600	$(4,600)	$—	$4,600	$(4,600)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(4,912)	$706	$5,618	$(4,804)	$814
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
Total		$69,568	$(64,276)	$5,292	$69,568	$(63,968)	$5,600

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects estimated annual amortization expense related to intangible assets as of January 3, 2026:

As of
(in thousands)	January 3, 2026
Remaining Fiscal 2026	942
Fiscal 2027	1,013
Fiscal 2028	922
Fiscal 2029	922
Fiscal 2030	922
Thereafter	571
Total amortization expense	5,292
NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of January 3, 2026:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$54,797	$—	$—	$54,797
Cash equivalents:
Mutual Funds (1)	209,751	154	—	209,905
Time deposits (2)	17,426	—	—	17,426
Total cash and cash equivalents	$281,974	$154	$—	$282,128
Short-term investments:
Time deposits (2)	199,000	—	—	199,000
Total short-term investments	$199,000	$—	$—	$199,000
Total cash, cash equivalents, restricted cash, and short-term investments	$480,974	$154	$—	$481,128
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of the short-term investments approximates cost basis and is categorized within Level 2 of the fair value hierarchy due to the use of observable market inputs, including benchmark yields and credit spreads. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended January 3, 2026.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Cash, cash equivalents and short-term investments consisted of the following as of October 4, 2025:

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

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of January 3, 2026 and October 4, 2025:

	As of
(in thousands)	January 3, 2026	October 4, 2025
Non-marketable equity securities	$7,660	$6,978
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032, unless dissolved earlier or otherwise extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. As of January 3, 2026, the Company has funded $6.7 million into the affiliated investment fund and recognized a cumulative unrealized fair value gain of $1.0 million. The Company has recorded the amount of funded capital that has been called as an equity investment.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 6. INVESTMENT IN DEBT SECURITIES
Debt securities have been classified in the Consolidated Condensed Balance Sheets according to management’s intent. Investment in debt securities consisted of the following as of January 3, 2026 and October 4, 2025:

	As of
(in thousands)	January 3, 2026	October 4, 2025
Held-to-maturity debt securities	10,000	10,000
The Company classifies its investment in debt securities as held-to-maturity, which were carried at amortized cost. Although held-to-maturity securities are recorded at amortized cost, the Company discloses the fair value in accordance with ASC 825-10. The fair value of the investment approximates cost basis and is categorized within Level 2 of the fair value hierarchy due to the use of observable market inputs, including benchmark yields and credit spreads.
Maturity of debt securities as of January 3, 2026 were as follows:

		Maturity grouping
(in thousands)	Total	Within 1 year	1 - 5 years	5 - 10 years	After 10 years
Held-to-maturity debt securities	$10,000	—	$10,000	—	—
Total	$10,000	$—	$10,000	$—	$—
The Company did not recognize any unrealized gains or losses during the three months ended January 3, 2026.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities as described in Note 4: Cash, Cash Equivalents, And Short-term Investments, Note 5: Equity Investments on a recurring basis. There were no transfers between fair value measurement levels during the three months ended January 3, 2026 and October 4, 2025.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The foreign currency exposure of our operating expenses is generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S. dollar equivalent of forecasted non-U.S. dollar-denominated operating expenses. These instruments generally mature within twelve months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive (loss) / income, and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Consolidated Condensed Statements of Comprehensive Income as the impact of the hedged transaction.
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of January 3, 2026 and October 4, 2025 were as follows:

	As of
	January 3, 2026			October 4, 2025
(in thousands)	Notional Amount	Fair Value Liability Derivatives	(1)	Notional Amount	Fair Value Asset Derivatives	(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$42,821	$(472)		$49,974	$85
Total derivatives	$42,821	$(472)		$49,974	$85
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
The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended January 3, 2026 and December 28, 2024 were as follows:

		Three months ended
(in thousands)		January 3, 2026	December 28, 2024
Foreign exchange forward contract in cash flow hedging relationships:
Net loss recognized in OCI, net of tax	(1)	$(316)	$(2,285)
Net gain reclassified from accumulated OCI into income, net of tax	(2)	$241	$283
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 9. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of January 3, 2026, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of January 3, 2026 and October 4, 2025, our finance leases were not material.
The following table shows the components of lease expense:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Operating lease expense (1)	$2,251	$2,348
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the three months ended January 3, 2026 and December 28, 2024.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,520	$2,570
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	January 3, 2026	October 4, 2025
Operating leases:
Weighted-average remaining lease term (in years):	6.5	6.6
Weighted-average discount rate:	7.1%	6.9%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Future lease payments, excluding short-term leases, as of January 3, 2026, are detailed as follows:

As of
(in thousands)	January 3, 2026
Remaining fiscal 2026	$6,481
Fiscal 2027	7,527
Fiscal 2028	6,953
Fiscal 2029	6,651
Fiscal 2030	5,215
Thereafter	13,548
Total minimum lease payments	46,375
Less: Interest	$9,393
Present value of lease obligations	$36,982
Less: Current portion	$5,893
Long-term portion of lease obligations	$31,089

NOTE 10. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of January 3, 2026, no liability has been recognized on the Consolidated Condensed Balance Sheets in connection with these bank guarantees.

NOTE 11. SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Share Repurchase Program
As announced on November 13, 2024, the Company's Board of Directors authorized a new share repurchase program to repurchase up to $300 million of the Company's common stock (the "New Program"). On December 2, 2024, the Company entered into a new written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029.
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
During the three months ended January 3, 2026, the Company repurchased a total of approximately 168.0 thousand shares of common stock under the New Program at a cost of approximately $6.7 million.
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
As of January 3, 2026, our remaining stock repurchase authorization under the New Program was approximately $227.1 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Dividends
On December 5, 2025, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three months ended January 3, 2026 totaled $10.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Accumulated Other Comprehensive Loss
The following table reflects changes in accumulated other comprehensive income / (loss) by component as of January 3, 2026 and October 4, 2025:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	(Loss) / Gain on Derivative Instruments	Total
As of October 4, 2025	$(22,169)	$(1,766)	$85	$(23,850)
Other comprehensive income / (loss) before reclassifications	(242)	(7)	(316)	(565)
Amount reclassified out of accumulated other comprehensive income / (loss)	—	—	(241)	(241)
Tax effects	(51)	—	—	(51)
Accumulated other comprehensive loss	(293)	(7)	(557)	(857)
As of January 3, 2026	$(22,462)	$(1,773)	$(472)	$(24,707)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of January 3, 2026, 3.4 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended January 3, 2026 and December 28, 2024 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.
The following table reflects Time-based RSUs, Relative TSR PSUs and common stock granted during the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(shares in thousands)	January 3, 2026	December 28, 2024
Time-based RSUs	568	563
Relative TSR PSUs	75	128
Common stock	6	7
Equity-based compensation in shares	649	698
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Cost of sales	$437	$383
Selling, general and administrative	2,892	3,739
Research and development	2,001	2,019
Total equity-based compensation expense	$5,330	$6,141
The following table reflects equity-based compensation expense, by type of award, for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Time-based RSUs	$5,013	$5,156
Relative TSR PSUs	1,459	1,778
Growth PSUs	(1,412)	(1,108)
Common stock	270	315
Total equity-based compensation expense	$5,330	$6,141
NOTE 12. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three months ended January 3, 2026 and December 28, 2024, the service revenue was not material.
The Company reports revenue based on its reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 15: Segment Information, for disclosure of revenue by segment and end market.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Contract Balances

	As of
(in thousands)	January 3, 2026	October 4, 2025
Contract liabilities	$25,356	$23,936
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advanced payments from customers, partially offset by the recognition in revenue of $14.6 million that was included in contract liabilities as of October 4, 2025.

NOTE 13. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands, except per share)	January 3, 2026		December 28, 2024
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$16,796	$16,796	$81,642	$81,642
DENOMINATOR:
Weighted average shares outstanding - Basic	52,319	52,319	53,791	53,791
Dilutive effect of Equity Plans		202		421
Weighted average shares outstanding - Diluted		52,521		54,212
EPS:
Net income per share - Basic	$0.32	$0.32	$1.52	$1.52
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.32		$1.51

Anti-dilutive shares (1)		8		1

(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three months ended January 3, 2026 and December 28, 2024 as the effect would have been anti-dilutive.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 14. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(dollar amounts in thousands)	January 3, 2026	December 28, 2024
Provision for income taxes	$5,743	$11,332
Effective tax rate	25.5%	12.2%
As previously disclosed in fiscal 2025, the Company received reimbursement from the cancellation of a prior project, for which the Company was engaged by one of its customers to support the customer with the development and future mass production of certain technologies (the "Project").
For the three months ended January 3, 2026, the decrease in provision for income taxes and the increase in the effective tax rate was primarily due to the reimbursement from cancellation of the Project, which was recorded as a discrete item in the first quarter of the prior fiscal year, partially offset by an increase in profitability.
For the three months ended January 3, 2026, the effective tax rate is higher than the U.S. federal statutory tax rate primarily due to nondeductible expenses, deemed income, and taxes on undistributed foreign earnings, partially offset by tax credits.

NOTE 15. SEGMENT INFORMATION
Reportable segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company’s Interim Chief Executive Officer is the CODM. Our CODM evaluates performance and allocates resources primarily based on income from operations. This measure is regularly provided to and reviewed by our CODM to support budgeting, forecasting, and decisions regarding resource allocation for strategic initiatives across segments, capital investments, and workforce planning. While income from operations is the primary measure used by our CODM to allocate resources, our CODM regularly reviews materials that present revenue, cost of sales and significant operating expenses. Accordingly, we have disclosed these segment items in the tables below. The CODM does not review discrete asset information.
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
Advanced Solutions: Reflects the results of the Company from the design, development, manufacture and sale of die-attach and thermocompression systems and solutions.
APS: Reflects the results of the Company from the design, development, manufacture and sale of a variety of tools, spares and services for our equipment.
Any other operating segments that have not been aggregated within the reportable segments described above which do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of advanced dispense, electronics assembly systems and solutions and related aftermarket spares and services. Results for the “All Others” category and other corporate expenses are included as a reconciling item between the Company’s reportable segments and its consolidated results of operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The unallocated corporate expenses category includes certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs related to certain management, finance, legal, human resources, and research and development functions provided at the corporate level. In addition, we do not allocate to our reportable segments severance costs related to restructuring actions. Segment operating income also excludes interest income/expenses, other financial charges and income taxes. Our CODM does not consider the unallocated costs in measuring the performance of the reportable segments.
The following table reflects operating information by segment for the three months ended January 3, 2026 and December 28, 2024:

(in thousands)	Three months ended January 3, 2026
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS	All Others	Unallocated Corporate Expenses	Total Company
Net Revenue	$110,283	$21,121	$17,221	$39,624	$11,376	$—	$199,625
Cost of sales	54,910	12,846	9,626	18,978	4,304	6	100,670

Selling, general and administrative	6,641	2,396	4,535	3,298	3,773	20,116	40,759
Research and development	10,256	6,251	14,029	2,852	3,016	3,972	40,376
Total operating expenses	16,897	8,647	18,564	6,150	6,789	24,088	81,135

Income / (Loss) from operations	$38,476	$(372)	$(10,969)	$14,496	$283	$(24,094)	$17,820

(in thousands)	Three months ended December 28, 2024
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS(1)	All Others(1)	Unallocated Corporate Expenses	Total Company
Net Revenue	$59,686	$32,223	$28,178	$32,117	$13,920	$—	$166,124
Cost of sales	30,998	17,906	6,304	14,950	8,873	9	79,040

Selling, general and administrative	5,614	2,122	(69,308)	3,001	2,900	18,298	(37,373)
Research and development	9,646	5,492	12,608	2,483	5,787	1,792	37,808
Total operating expenses	15,260	7,614	(56,700)	5,484	8,687	20,090	435

Income / (Loss) from operations	$13,428	$6,703	$78,574	$11,683	$(3,640)	$(20,099)	$86,649

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
(1) In view of the cessation of EA equipment business, the financial results for the three months ended January 3, 2026 now excludes a certain product line from the APS segment and now reports it as part of "All Others". This change in composition of reportable segments has been retrospectively applied to the corresponding results for the three months ended December 28, 2024.
The following table reconciles total segment profit to total income / (loss) before income taxes for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
	January 3, 2026	December 28, 2024
Total income from reportable segments	$41,631	$110,388
All Others	283	(3,640)
Unallocated corporate expenses	(24,094)	(20,099)
Net interest income	4,719	6,325
Income before income taxes	$22,539	$92,974
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
The following table reflects net revenue by end markets served for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
General Semiconductor (1)	$124,682	$65,559
Automotive & Industrial (1)	13,635	50,454
Memory (1)	16,222	10,725
APS (1)	45,086	39,386
Total revenue	$199,625	$166,124
(1) In view of the cessation of EA equipment business, the Company has simplified its end market disclosures by consolidating LED revenue within Automotive & Industrial revenue. As a result, the net revenue recorded within the previously-defined LED end market for prior periods has been consolidated within the Automotive & Industrial end market to conform to the current period presentation.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Capital expenditures:
Ball Bonding Equipment	$35	$7
Wedge Bonding Equipment	76	35
Advanced Solutions	—	78
APS(1)	749	307
All Others (1)	5	225
Corporate Expenses	1,204	1,459
	$2,069	$2,111

Depreciation expense:
Ball Bonding Equipment	$275	$332
Wedge Bonding Equipment	227	227
Advanced Solutions	261	235
APS (1)	1,199	1,397
All Others (1)	282	330
Corporate Expenses	1,407	1,246
	$3,651	$3,767

Amortization expense:
Ball Bonding Equipment	$—	$—
Wedge Bonding Equipment	—	—
Advanced Solutions	—	—
APS (1)	—	—
All Others (1)	216	1,154
Corporate Expenses	92	92
	$308	$1,246
(1) In view of the cessation of EA equipment business, the financial results for the three months ended January 3, 2026 now excludes a certain product line from the APS segment and now reports it as part of "All Others". This change in composition of reportable segments has been retrospectively applied to the corresponding results for the three months ended December 28, 2024.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects the reserve for warranty activity for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Reserve for product warranty, beginning of period	$7,255	$9,911
Provision for product warranty	3,452	2,529
Utilization of reserve	(3,068)	(3,014)
Reserve for product warranty, end of period	$7,639	$9,426
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of January 3, 2026:

		Payments due by fiscal year
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Inventory purchase obligation (1)	$297,699	$297,699	$—	$—	$—	$—	$—
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
Unfunded Capital Commitments
As of January 3, 2026, the Company also has an obligation to fund uncalled capital commitments of approximately $3.3 million, as and when required, in relation to its investment in a private equity fund.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
	January 3, 2026	December 28, 2024
Tianshui Huatian Technology Co., Ltd	16.1%	10.9%
Changjin Technology (Shanghai) Co., Ltd	12.9%	*
First Technology China Ltd	*	11.8%
Haoseng Industrial Co., Ltd	11.0%	*
* Represents less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of January 3, 2026 and December 28, 2024:

	As of
	January 3, 2026	December 28, 2024
Tianshui Huatian Technology Co., Ltd	30.7%	23.4%
Haoseng Industrial Co Ltd	18.5%	*
Forehope Electronic (Ningbo) Co., Ltd.	*	11.8%
* Represents less than 10% of total accounts receivable

NOTE 17. CESSATION OF BUSINESS
Cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the EA equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of January 3, 2026, has substantially completed. The wind down activities remain ongoing and are expected to be substantially completed by fiscal 2026, after which there will be some service support activities to serve out the remaining customer obligations.
Wind down charges as a result of these activities incurred during the three months ended January 3, 2026 were accounted in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation—Nonretirement Postemployment Benefits. The wind down charges are primarily recorded in the Company’s "All Others" category. We plan to fund the cash costs through existing cash balances.
Employee termination benefits
The Company incurred employee termination benefits pertaining to ongoing and one-time benefit arrangements in accordance with ASC 712 and 420. The movement of the balances as of January 3, 2026 is summarized below:

(in thousands)	Ongoing employee benefit arrangements	One-time employee benefit arrangements	Total
As of October 4, 2025	$4,380	$957	$5,337
Additions charged to expense	$—	$1,801	$1,801
Cash payments	$(675)	$(755)	$(1,430)
As of January 3, 2026	$3,705	$2,003	$5,708
The costs related to the one-time employee benefit arrangements were recorded within "Selling, general and administrative" in the Consolidated Condensed Statements of Operations, and are expected to be paid progressively as we complete the wind-down activities. We expect to record between approximately $2.0 million and $4.0 million of these costs throughout the completion of the wind-down period.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements with respect to our future revenue increasing, continuing or strengthening, or decreasing or weakening; our capital allocation strategies, including any share repurchases; demand for our products, including replacement demand; our research and development efforts; our ability to identify and realize new growth opportunities; our ability to successfully execute our business; our ability to control costs; and our operational flexibility as a result of (among other factors):
•our ability to successfully complete the cessation of our Electronics Assembly ("EA") equipment business, including delays or other problems arising from regulatory or judicial review of the activities concerning the cessation;
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025 (our “2025 Annual Report”) and our other reports filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this Quarterly Report, as well as our audited financial statements included in our 2025 Annual Report.
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
We design, develop, manufacture and sell capital equipment and consumables and provide services used to assemble semiconductor and electronic devices, such as integrated circuits, power discretes, light-emitting diode (“LEDs”), and sensors. We also service, maintain, repair and upgrade our equipment and sell consumable aftermarket solutions and services for our and our peer companies’ equipment. Our customers primarily consist of integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
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
Our Ball Bonding Equipment, Wedge Bonding Equipment and Advanced Solutions reportable segments engage in the design, development, manufacture and sale of ball bonding equipment, wafer level bonding equipment, wedge and wedge-related bonding equipment, die-attach and thermocompression systems and solutions to IDMs, OSATs, foundry service providers, and other electronics manufacturers and automotive electronics suppliers.
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
All other operating segments that do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of advanced dispense, electronics assembly, and die-attach systems and solutions.

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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 94.4% and 87.2% of our net revenue for the three months ended January 3, 2026 and December 28, 2024, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 59.0% and 48.9% of our net revenue for the three months ended January 3, 2026 and December 28, 2024, respectively, were for shipments to customers headquartered in China.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of January 3, 2026, our total cash, cash equivalents and short-term investments were $481.1 million, a $29.6 million decrease from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.

Key Events in Fiscal 2026 to Date
Senior Leadership Changes
On October 28, 2025, the Company announced that Dr. Fusen Chen retired as President and Chief Executive Officer of the Company and as a member of the Board, effective December 1, 2025. Also, on October 28, 2025, the Board appointed Lester Wong, the Company’s current Executive Vice President and Chief Financial Officer, as the Company’s Interim Chief Executive Officer. A search for a permanent successor among external and internal candidates is underway.
Separately, on October 14, 2025, Mr Chan Pin Chong, Executive Vice President & General Manager, K&S Products & Solutions of the Company, retired from his position effective December 1, 2025.
Macroeconomic Headwinds
The cost of logistics remains high as a result of macroeconomic conditions, inflation and labor shortages across layers of the supply chain. The Company’s management continues to monitor for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary and logistical costs resulting either directly or indirectly from the tensions in the Middle East or between Ukraine and Russia, as well as the rapid evolution of global trade policies, such as export controls and tariffs.
The ongoing tensions in the Middle East, including the Israel-Iran war, and the prolonged Ukraine/Russia conflict have not had a material impact on our financial condition and operating results in fiscal 2026 to date. We believe that our existing cash, cash equivalents, short-term investments, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict and other macroeconomic factors, for at least the next twelve months from the date of this Quarterly Report.
As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate. However, we believe that the long-term semiconductor industry macroeconomics have not changed and we anticipate that the industry’s growth projections will normalize.
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2025 Annual Report.

RESULTS OF OPERATIONS
As discussed in Note 15: Segment Information, the segment-related information within Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended January 3, 2026 now excludes a certain product line from the APS segment and reports it as part of “All Others”. This change in composition of the reportable segments has been retrospectively applied to the corresponding results for the three months ended December 28, 2024.
The following tables reflect our income from operations for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(dollar amounts in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Net revenue	$199,625	$166,124	$33,501	20.2%
Cost of sales	100,670	79,040	21,630	27.4%
Gross profit	98,955	87,084	11,871	13.6%
Selling, general and administrative	40,759	38,614	2,145	5.6%
Research and development	40,376	37,808	2,568	6.8%
Gain relating to cessation of business	—	(75,987)	75,987	(100.0)%
Operating expenses	81,135	435	80,700	18,551.7%
Income from operations	$17,820	$86,649	$(68,829)	(79.4)%
Net Revenue
Our net revenue for the three months ended January 3, 2026 increased as compared to our net revenue for the three months ended December 28, 2024. The increase in net revenue is primarily due to higher volume in Ball Bonding Equipment and APS and partially offset by the lower volume in Wedge Bonding Equipment, Advanced Solutions and All Others, as further outlined in the tables presented immediately below.
The following tables reflect net revenue for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(dollar amounts in thousands)	January 3, 2026		December 28, 2024		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$110,283	55.2%	$59,686	35.9%	$50,597	84.8%
Wedge Bonding Equipment	21,121	10.6%	32,223	19.4%	(11,102)	(34.5)%
Advanced Solutions	17,221	8.6%	28,178	17.0%	(10,957)	(38.9)%
APS	39,624	19.8%	32,117	19.3%	7,507	23.4%
All Others	11,376	5.8%	13,920	8.4%	(2,544)	(18.3)%
Total net revenue	$199,625	100.0%	$166,124	100.0%	$33,501	20.2%

Ball Bonding Equipment
For the three months ended January 3, 2026, the increase in Ball Bonding Equipment net revenue as compared to the prior year period was primarily due to a higher volume of customer purchases from technology transitions and improving market conditions in general semiconductor and memory end markets.
Wedge Bonding Equipment
For the three months ended January 3, 2026, the decrease in Wedge Bonding Equipment net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in industrial and automotive markets.
Advanced Solutions
For the three months ended January 3, 2026, the decrease in Advanced Solutions net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in LED which is included in the industrial end market and partially offset by higher customer purchases in the general semiconductor end market.
APS
For the three months ended January 3, 2026, the increase in APS net revenue as compared to the prior year period was primarily due to a higher volume of customer purchases primarily in spares and services and partially offset by unfavorable pricing from bonding tools.
All Others
For the three months ended January 3, 2026, the decrease in All Others net revenue as compared to the prior year period was primarily due to a lower volume of customer purchases in the general semiconductor end market.
Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended		Basis Point
	January 3, 2026	December 28, 2024	Change
Ball Bonding Equipment	50.2%	48.1%	210
Wedge Bonding Equipment	39.2%	44.4%	(520)
Advanced Solutions	44.1%	77.6%	(3,350)
APS	52.1%	53.5%	(140)
All Others	62.2%	36.3%	2,590
Total gross profit margin	49.6%	52.4%	(280)
Ball Bonding Equipment
For the three months ended January 3, 2026, the increase in Ball Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a favorable product mix, including higher sales of higher margin products and a shift in customer mix, including higher sales to customers where we achieve higher average margins.
Wedge Bonding Equipment
For the three months ended January 3, 2026, the decrease in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily driven by a less favorable product mix, including higher sales of lower margin products.

Advanced Solutions
For the three months ended January 3, 2026, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to a less favorable product mix. In addition, the prior year period included revenue recognized from delivered products relating to the cancellation of the Project.
APS
For the three months ended January 3, 2026, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by unfavorable product mix from spares and services and unfavorable pricing from bonding tools.
All others
For the three months ended January 3, 2026, the increase in gross profit margin for the “All Others” category as compared to the prior year period was primarily driven by sales of previously impaired inventory as a result of the cessation of the EA equipment business.
Operating Expenses
The following tables reflect operating expenses for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(dollar amounts in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Selling, general and administrative	$40,759	$38,614	$2,145	5.6%
Research and development	40,376	37,808	2,568	6.8%
Gain relating to cessation of business	—	(75,987)	75,987	(100.0)%
Total	$81,135	$435	$80,700	18,551.7%
Selling, General and Administrative (“SG&A”)
For the three months ended January 3, 2026, the higher SG&A expenses as compared to the prior year period were primarily due to $1 million net unfavorable variance in foreign exchange and $1 million higher staff costs.
Research and Development (“R&D”)
For the three months ended January 3, 2026, the higher R&D expenses as compared to the prior year period were primarily due to a $2.5 million consortium participation fee and $0.7 million higher staff costs. This was partially offset by $0.5 million lower spending on prototype materials.
Gain relating to cessation of business
For the three months ended December 28, 2024, the gain relating to cessation of business was primarily due to the $71.1 million reimbursement for certain costs and expenses from the cancellation of the Project, a $3.2 million gain on the disposal of a subsidiary and a $1.7 million gain from the supplier settlement.

Income from Operations
The changes in income from operations for the respective segments are due to the changes in net revenue, gross profit margin and operating expenses as explained in the respective sections above.
The following tables reflect income from operations by reportable segments for the three months ended January 3, 2026 and December 28, 2024.

	Three months ended
(dollar amounts in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Ball Bonding Equipment	$38,476	$13,428	$25,048	186.5%
Wedge Bonding Equipment	(372)	6,703	(7,075)	(105.5)%
Advanced Solutions	(10,969)	78,574	(89,543)	(114.0)%
APS	14,496	11,683	2,813	24.1%
All Others	283	(3,640)	3,923	107.8%
Corporate Expenses	(24,094)	(20,099)	(3,995)	(19.9)%
Total income from operations	$17,820	$86,649	$(68,829)	(79.4)%
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(dollar amounts in thousands)	January 3, 2026	December 28, 2024	$ Change	% Change
Interest income	$4,759	$6,352	$(1,593)	(25.1)%
Interest expense	$(40)	$(27)	$(13)	(48.1)%
Interest income
For the three months ended January 3, 2026, interest income decreased as compared to the prior year period primarily due to a lower weighted interest rate on cash, cash equivalents and short-term investments, and lower short-term investments balances.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(dollar amounts in thousands)	January 3, 2026	December 28, 2024	Change
Provision for income taxes	$5,743	$11,332	$(5,589)
Effective tax rate	25.5%	12.2%	13.3%
For the three months ended January 3, 2026, the decrease in provision for income taxes and the increase in the effective tax rate was primarily due to the reimbursement from the cancellation of the Project which was recorded as a discrete item in the first quarter of the prior fiscal year, partially offset by an increase in profitability.
For the three months ended January 3, 2026, the effective tax rate is higher than the U.S. federal statutory tax rate primarily due to nondeductible expenses, deemed income, and taxes on undistributed foreign earnings, partially offset by tax credits.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of January 3, 2026 and October 4, 2025:

	As of
(dollar amounts in thousands)	January 3, 2026	October 4, 2025	$ Change
Cash and cash equivalents	$282,128	$215,708	$66,420
Short-term investments	199,000	295,000	(96,000)
Total cash, cash equivalents, and short-term investments	$481,128	$510,708	$(29,580)
Percentage of total assets	43.2%	46.2%
The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the three months ended January 3, 2026 and December 28, 2024:

	Three months ended
(in thousands)	January 3, 2026	December 28, 2024
Net cash (used in) provided by operating activities	$(8,933)	$18,902
Net cash provided by investing activities	93,325	82,039
Net cash used in financing activities	(17,888)	(48,452)
Effect of exchange rate changes on cash and cash equivalents	(84)	(1,311)
Changes in cash and cash equivalents	$66,420	$51,178
Cash and cash equivalents, beginning of period	215,708	227,147
Cash and cash equivalents, end of period	$282,128	$278,325
Three months ended January 3, 2026
The net cash used in operating activities was primarily due to a net unfavourable change in operating assets and liabilities of $37.7 million, partially offset by a net income of $16.8 million and non-cash adjustments to net income of $11.9 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $32.2 million, an increase in inventories of $20.3 million This was partially offset by a decrease in prepaid expenses and other current assets of $6.2 million, and an increase in income tax payable of $6.9 million.
The increase in accounts and other receivable in the three months ended January 3, 2026 was mainly due to higher sales for the period. The increase in inventories was due to the higher material purchases. The decrease in prepaid expenses and other current assets was mainly due to the reduction in supplier prepayments. The increase in income tax payable was primarily due timing of tax payments and higher profitability.
Net cash provided by investing activities was due to net maturity of short-term investments of $96.0 million partially offset by capital expenditures of $2.7 million.
Net cash used in financing activities was primarily due to common stock repurchases of $6.7 million and dividend payments of $10.7 million.
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

The increase in accounts and other receivable in the three months ended December 28, 2024 was mainly due to the timing of payments due. The increase in inventories was due to the buildup of long lead time materials to fulfill certain customer purchase orders. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to lower customer advances, accrued employee compensation and lower material purchases. The increase in income tax payable was primarily due to higher profitability which included the reimbursement from the cancellation of the Project which was recorded as a discrete item in the quarter.
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
Fiscal 2026 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2026 capital expenditures to be between approximately $10.0 million and $14.0 million, of which approximately $2.1 million has been incurred through the first quarter. The actual amounts for 2026 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions and other factors, some of which are beyond our control.
As of January 3, 2026 and October 4, 2025, approximately $392.6 million and $414.3 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax. The decrease is primarily due to the repatriation of cash held by the Company's foreign subsidiaries to the U.S.
The Company’s operations and capital requirements are anticipated to be funded primarily by cash on hand and cash generated from operating activities. We believe these sources of cash and liquidity are sufficient to meet our additional liquidity needs for the foreseeable future, including payment of dividends, share repurchases and income taxes.
We believe that our existing cash, cash equivalents, short-term investments, and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements, notwithstanding the macroeconomic headwinds, for at least the next twelve months and beyond. Our liquidity is affected by many factors, some based on normal operations of our business and others related to macroeconomic conditions including actual or potential inflationary pressures, tariff and industry-related uncertainties, and effects arising from the ongoing tensions in the Middle East and the prolonged Ukraine/Russia conflict, which we cannot predict. We also cannot predict economic conditions or industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.
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
During the three months ended January 3, 2026, the Company repurchased a total of approximately 168.0 thousand shares of common stock under the New Program at a cost of approximately $6.7 million.
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
As of January 3, 2026, our remaining stock repurchase authorization under the New Program was approximately $227.1 million.
Dividends
On December 5, 2025, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the three months ended January 3, 2026 totaled $10.7 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.
Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of January 3, 2026, the Company had deferred tax liabilities of $35.6 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $16.9 million, inclusive of accrued interest on uncertain tax positions of $3.4 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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

The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of January 3, 2026:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$297,699	$297,699	$—	$—	$—
U.S. one-time transition tax payable (2) (reflected on our Consolidated Condensed Balance Sheets)	$11,947	11,947	—	—	—
Total	$309,646	$309,646	$—	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
(2) Associated with the U.S. one-time transition tax on certain earnings and profits of our foreign subsidiaries in relation to the U.S. Tax Cuts and Job Act of 2017.
Credit facilities
As of January 3, 2026, other than the bank guarantee disclosed in Note 10: Debt And Other Obligations in our Notes to Consolidated Condensed Financial Statements, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of January 3, 2026, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $6.0 million to $7.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $42.8 million outstanding as of January 3, 2026.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2026. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended January 3, 2026 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2025 Annual Report.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended January 3, 2026 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 5, 2025 to November 8, 2025	99	$39.54	99	$229,864
November 9, 2025 to December 6, 2025	60	$38.85	60	$227,547
December 7, 2025 to January 3, 2026	9	$47.14	9	$227,108
For the three months ended January 3, 2026	168		168
(1)On December 2, 2024, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the New Program. The plan permits the purchase of up to approximately $300 million of the Company’s common stock from December 2, 2024 through December 2, 2029. The New Program may be suspended or discontinued at any time and is funded using the Company’s available cash, cash equivalents and short-term investments. Under the New Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the New Program depend on market conditions as well as corporate and regulatory considerations.

Item 3. – Defaults Upon Senior Securities.
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1f of the Exchange Act) have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended January 3, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. -     Exhibits

Exhibit No.	Description

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company's Amended and Restated By-Laws, dated June 5, 2025, are incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 9, 2025.

10.1*	Letter Agreement between Kulicke and Soffa Industries, Inc. and Fusen Chen, dated December 1, 2025.

31.1	Certification of Lester Wong, Interim Chief Executive Officer and Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**
Certification of Lester Wong, Interim Chief Executive Officer and Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	Indicates a management contract or compensatory plan or arrangement.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 5, 2026	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President, Interim Chief Executive Officer, and Chief Financial Officer (Principal financial officer and Principal accounting officer)