Form 10-Q
period 2026-07-04
KULICKE & SOFFA INDUSTRIES INC
filed 2026-08-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 52,329,115 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
July 4, 2026

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(in thousands)

	As of
	July 4, 2026	October 4, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,573	$215,708
Short-term investments	148,000	295,000
Accounts and other receivable, net of allowance for doubtful accounts of $— and $—, respectively	329,498	183,538
Inventories, net	227,118	160,225
Prepaid expenses and other current assets	31,796	47,064
TOTAL CURRENT ASSETS	1,104,985	901,535

Property, plant and equipment, net	66,274	58,993
Operating right-of-use assets	32,567	32,193
Goodwill	69,522	69,522
Intangible assets, net	4,676	5,600
Deferred tax assets	16,258	16,109
Equity investments	10,789	6,978
Investment in debt securities	10,000	10,000
Other assets	4,015	3,412
TOTAL ASSETS	1,319,086	$1,104,342

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$116,887	$57,178
Operating lease liabilities	6,083	6,178
Accrued expenses and other current liabilities	159,774	97,786
Income taxes payable	38,069	27,029
TOTAL CURRENT LIABILITIES	320,813	188,171

Deferred tax liabilities	34,496	35,533
Income taxes payable	10,684	16,580
Operating lease liabilities	32,035	32,372
Other liabilities	9,101	10,195
TOTAL LIABILITIES	$407,129	$282,851

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY
Preferred stock, without par value: Authorized 5,000 shares; issued - none	$—	$—
Common stock, without par value: Authorized 200,000 shares; issued 85,364 and 85,364, respectively; outstanding 52,333 and 51,920 shares, respectively	634,232	620,043
Treasury stock, at cost, 33,031 and 33,444 shares, respectively	(976,708)	(974,202)
Retained earnings	1,276,677	1,199,500
Accumulated other comprehensive loss	(22,244)	(23,850)
TOTAL SHAREHOLDERS' EQUITY	$911,957	$821,491

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,319,086	$1,104,342
The accompanying notes are an integral part of these consolidated condensed financial statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenue	$330,409	$148,413	$772,655	$476,523
Cost of sales	172,460	79,170	396,047	279,812
Gross profit	157,949	69,243	376,608	196,711
Selling, general and administrative	45,769	39,596	129,270	126,224
Research and development	43,914	35,741	122,686	110,769
Gain relating to cessation of business	—	—	—	(75,987)
Impairment charges	—	—	—	39,817
Operating expenses	89,683	75,337	251,956	200,823
Income / (Loss) from operations	68,266	(6,094)	124,652	(4,112)
Interest income	4,529	6,008	13,268	17,982
Interest expense	(34)	(32)	(111)	(95)
Income / (Loss) before income taxes	72,761	(118)	137,809	13,775
Provision for income taxes	15,345	3,171	28,449	19,941
Net income / (loss)	$57,416	$(3,289)	$109,360	$(6,166)

Net income / (loss) per share:
Basic	$1.10	$(0.06)	$2.09	$(0.12)
Diluted	$1.07	$(0.06)	$2.06	$(0.12)

Weighted average shares outstanding:
Basic	52,333	52,692	52,326	53,265
Diluted	53,429	52,692	53,190	53,265

 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income / (loss)	$57,416	$(3,289)	$109,360	$(6,166)
Other comprehensive income / (loss):
Foreign currency translation adjustment	1,132	212	2,067	(7,577)
Net changes in pension plan, net of tax	7	(170)	18	(91)
Net changes from derivatives designated as hedging instruments, net of tax	77	2,107	(479)	(92)
Total other comprehensive income / (loss)	1,216	2,149	1,606	(7,760)

Comprehensive income / (loss)	$58,632	$(1,140)	$110,966	$(13,926)
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
Consolidated Condensed Statements Of Changes In Shareholders' Equity (Unaudited)
(in thousands)

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity

Balances as of October 4, 2025	51,920	$620,043	$(974,202)	$1,199,500	$(23,850)	$821,491
Issuance of stock for services rendered	6	217	53	—	—	270
Repurchase of common stock	(168)	—	(6,663)	—	—	(6,663)
Issuance of shares for equity-based compensation	565	(4,970)	4,635	—	—	(335)
Equity-based compensation	—	5,060	—	—	—	5,060
Cash dividend declared ($0.205 per share)	—	—	—	(10,727)	—	(10,727)
Components of comprehensive income
Net income	—	—	—	16,796	—	16,796
Other comprehensive loss	—	—	—	—	(857)	(857)
Balances as of January 3, 2026	52,323	$620,350	$(976,177)	$1,205,569	$(24,707)	$825,035
Issuance of stock for services rendered	6	226	43	—	—	269
Repurchase of common stock	(3)	—	(139)	—	—	(139)
Issuance of shares for equity-based compensation	3	(29)	20	—	—	(9)
Equity-based compensation	—	6,722	—	—	—	6,722
Cash dividend declared ($0.205 per share)	—	—	—	(10,727)	—	(10,727)
Components of comprehensive income
Net income	—	—	—	35,148	—	35,148
Other comprehensive income	—	—	—	—	1,247	1,247
Balances as of April 4, 2026	52,329	$627,269	$(976,253)	$1,229,990	$(23,460)	$857,546
Issuance of stock for services rendered	4	237	34	—	—	271
Repurchase of common stock	(4)	—	(530)	—	—	(530)
Issuance of shares for equity-based compensation	4	(47)	41	—	—	(6)
Equity-based compensation	—	6,773	—	—	—	6,773
Cash dividend declared ($0.205 per share)	—	—	—	(10,729)	—	(10,729)
Components of comprehensive income
Net income	—	—	—	57,416	—	57,416
Other comprehensive income	—	—	—	—	1,216	1,216
Balances as of July 4, 2026	52,333	$634,232	$(976,708)	$1,276,677	$(22,244)	$911,957

	Common Stock
	Outstanding Shares	Amount	Treasury Stock	Retained earnings	Accumulated Other Comprehensive (loss) / income	Shareholders' Equity

Balances as of September 28, 2024	53,854	$596,703	$(881,830)	$1,242,558	$(13,422)	$944,009
Issuance of stock for services rendered	7	245	70	—	—	315
Repurchase of common stock	(793)	—	(36,879)	—	—	(36,879)
Issuance of shares for equity-based compensation	473	(4,873)	4,549	—	—	(324)
Excise tax	—	—	(151)	—	—	(151)
Equity-based compensation	—	5,826	—	—	—	5,826
Cash dividend declared ($0.205 per share)	—	—	—	(10,987)	—	(10,987)
Components of comprehensive income
Net income	—	—	—	81,642	—	81,642
Other comprehensive loss	—	—	—	—	(10,707)	(10,707)
Balances as of December 28, 2024	53,541	$597,901	$(914,241)	$1,313,213	$(24,129)	$972,744
Issuance of stock for services rendered	7	259	55	—	—	314
Repurchase of common stock	(518)	—	(21,250)	—	—	(21,250)
Issuance of shares for equity-based compensation	2	(17)	14	—	—	(3)
Excise tax	—	—	(211)	—	—	(211)
Equity-based compensation	—	7,179	—	—	—	7,179
Cash dividend declared ($0.205 per share)	—	—	—	(10,886)	—	(10,886)
Components of comprehensive loss
Net loss	—	—	—	(84,519)	—	(84,519)
Other comprehensive income	—	—	—	—	798	798
Balances as of March 29, 2025	53,032	$605,322	$(935,633)	$1,217,808	$(23,331)	$864,166
Issuance of stock for services rendered	8	205	66	—	—	271
Repurchase of common stock	(668)	—	(21,621)	—	—	(21,621)
Issuance of shares for equity-based compensation	2	(16)	12	—	—	(4)
Excise tax	—	—	(216)	—	—	(216)
Equity-based compensation	—	6,821	—	—	—	6,821
Cash dividend declared ($0.205 per share)	—	—	—	(10,751)	—	(10,751)
Components of comprehensive loss
Net loss	—	—	—	(3,289)	—	(3,289)
Other comprehensive income	—	—	—	—	2,149	2,149
Balances as of June 28, 2025	52,374	$612,332	$(957,392)	$1,203,768	$(21,182)	$837,526
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended
	July 4, 2026	June 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$109,360	$(6,166)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,940	13,941
Impairment charges	—	39,817
Equity-based compensation	19,365	20,726
Adjustment for inventory valuation	8,779	43,128
Deferred taxes	(1,184)	1,318
Loss (Gain) on disposal of property, plant and equipment	11	(118)
Gain on disposal of a subsidiary	—	(3,154)
Dividend income from equity investment	(409)	—
Realized gain on equity investment	(409)	—
Unrealized fair value changes on equity investment	(1,912)	(629)
Unrealized foreign currency transactions	1,151	(9,200)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and other receivable	(146,035)	19,965
Inventories	(75,892)	(21,382)
Prepaid expenses and other current assets	15,162	4,698
Accounts payable, accrued expenses and other current liabilities	103,831	9,358
Income taxes payable	5,144	(7,492)
Other, net	(2,348)	193
Net cash provided by operating activities	$46,554	$105,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of a subsidiary, net of cash disposed of	—	2,535
Purchases of property, plant and equipment	(11,030)	(14,246)
Proceeds from sales of property, plant and equipment	93	207
Investment in private equity fund	(1,452)	(2,335)
Proceeds from private equity fund	371	—
Purchase of short-term investments	(242,000)	(400,000)
Maturity of short-term investments	389,000	440,000
Net cash provided by investing activities	$134,982	$26,161

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
(in thousands)

	Nine months ended
	July 4, 2026	June 28, 2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for finance lease	(341)	(310)
Repurchase of common stock/treasury stock	(7,387)	(80,100)
Payments related to tax on vested equity compensation	(350)	(331)
Common stock cash dividends paid	(21,454)	(32,667)
Net cash used in financing activities	$(29,532)	$(113,408)
Effect of exchange rate changes on cash and cash equivalents	861	1,578
Changes in cash and cash equivalents	152,865	19,334
Cash and cash equivalents at beginning of period	215,708	227,147
Cash and cash equivalents at end of period	$368,573	$246,481

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital distribution reinvested in private equity fund	$953	—
Property, plant and equipment included in accounts payable and accrued expenses	$6,541	—
Lease liabilities arising from obtaining right-of-use assets	$4,574	—
Dividends payable	$10,729	—

CASH PAID FOR:
Interest	$111	$95
Income taxes, net of refunds	$23,114	$21,490
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
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the Company's Electronics Assembly ("EA") equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of July 4, 2026, has substantially completed. The wind down activities remain ongoing and are expected to be substantially completed once the Company has fulfilled all last time orders from existing customers, after which there will be some service support activities to serve out the remaining customer obligations.
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
In light of macroeconomic headwinds, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 4, 2026. While there was no material impact from macroeconomic headwinds to our consolidated condensed financial statements as of and for the quarter ended July 4, 2026, these estimates may change, as new events occur and additional information is obtained, including factors related to these headwinds, that could materially impact our consolidated condensed financial statements in future reporting periods.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
NOTE 2. BALANCE SHEET COMPONENTS
Components of significant balance sheet accounts as of July 4, 2026 and October 4, 2025 are as follows:

	As of
(in thousands)	July 4, 2026	October 4, 2025
Inventories, net:
Raw materials and supplies	$132,157	$111,957
Work in process	81,525	45,725
Finished goods	82,158	73,045
	295,840	230,727
Inventory reserves	(68,722)	(70,502)
	$227,118	$160,225
Property, plant and equipment, net:
Land	$2,182	$2,182
Buildings and building improvements	29,953	29,711
Leasehold improvements	36,221	33,793
Data processing equipment and software	39,304	37,987
Machinery, equipment, furniture and fixtures	107,774	104,459
Construction in progress	14,587	5,540
	230,021	213,672
Accumulated depreciation	(163,747)	(154,679)
	$66,274	$58,993
Accrued expenses and other current liabilities:
Accrued customer obligations (1)	$73,595	$33,414
Wages and benefits	54,523	35,175
Dividend payable	10,729	—
Commissions and professional fees	6,006	5,266
Accrued leasehold renovations	4,281	—
Accrued adverse purchase commitments	2,173	7,658
Severance (2)	6,027	12,285
Other	2,440	3,988
	$159,774	$97,786
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
During the three months ended July 4, 2026, the Company reviewed qualitative factors to ascertain if a “triggering” event may have taken place that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value and concluded that no triggering event had occurred. While we have concluded that a triggering event did not occur during the quarter ended July 4, 2026, the persistent macroeconomic headwinds could, in the future, require changes to assumptions utilized in the determination of the estimated fair values of the reporting units which could result in future goodwill impairment charges. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products. The discount rate utilized in our valuation model could also be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The following table summarizes the changes in the Company’s recorded goodwill, where applicable, by reportable segments and the “All Others” category as of July 4, 2026 and October 4, 2025.

(in thousands)		Wedge Bonding Equipment	APS	All Others	Total
Balance at October 4, 2025 and July 4, 2026	(1)	$18,280	$23,266	$27,976	$69,522
(1) As of October 4, 2025, cumulative goodwill impairment was $54.4 million, related to the "All Others" category. As discussed in Note 1: Basis of Presentation, during the three months ended January 3, 2026, a certain product line from the APS segment was transferred to and reported within the “All Others” category. The goodwill associated with the impacted reporting unit within the APS segment had been fully impaired as of October 4, 2025; therefore, this transfer did not affect the goodwill ending balance by reportable segments as of July 4, 2026.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of developed technology, customer relationships, in-process research and development, and trade and brand names.
The following table reflects net intangible assets as of July 4, 2026 and October 4, 2025:

		As of July 4, 2026			As of October 4, 2025
(dollar amounts in thousands)	Average estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount

Developed technology	7.0 to 8.0	$37,461	$(34,975)	$2,486	$37,461	$(34,576)	$2,885
Customer relationships	5.0 to 8.0	$21,430	$(20,188)	$1,242	$21,430	$(19,988)	$1,442
Trade and brand name	8.0	$4,600	$(4,600)	$—	$4,600	$(4,600)	$—
Other intangible assets	1.0 to 8.0	$5,618	$(5,129)	$489	$5,618	$(4,804)	$814
In-process research and development	N.A	$459	$—	$459	$459	$—	$459
Total		$69,568	$(64,892)	$4,676	$69,568	$(63,968)	$5,600

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects estimated annual amortization expense related to intangible assets as of July 4, 2026:

As of
(in thousands)	July 4, 2026
Remaining Fiscal 2026	308
Fiscal 2027	1,013
Fiscal 2028	922
Fiscal 2029	922
Fiscal 2030	922
Thereafter	589
Total amortization expense	4,676
NOTE 4. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions.
Cash, cash equivalents, and short-term investments consisted of the following as of July 4, 2026:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$240,454	$—	$—	$240,454
Cash equivalents:
Mutual Funds (1)	65,495	8	—	65,503
Time deposits (2)	62,616	—	—	62,616
Total cash and cash equivalents	$368,565	$8	$—	$368,573
Short-term investments:
Time deposits (2)	148,000	—	—	148,000
Total short-term investments	$148,000	$—	$—	$148,000
Total cash, cash equivalents, restricted cash, and short-term investments	$516,565	$8	$—	$516,573
(1)Mutual funds held by the Company include Money Market Funds and Ultra-Short Funds. The fair value was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
(2)The fair value of the short-term investments approximates cost basis and is categorized within Level 2 of the fair value hierarchy due to the use of observable market inputs, including benchmark yields and credit spreads. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended July 4, 2026.

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

NOTE 5. EQUITY INVESTMENTS
Equity investments consisted of the following as of July 4, 2026 and October 4, 2025:

	As of
(in thousands)	July 4, 2026	October 4, 2025
Non-marketable equity securities	$10,789	$6,978
Net Asset Value (“NAV”) (Private Equity Fund): Equity investments in affiliated investment funds are valued based on the NAV reported by the investment fund in accordance with ASC Topic 820-10. Investments held by the affiliated investment fund include a diversified portfolio of investments in the global semiconductor industry. The Company receives distributions through the liquidation of the underlying investments by the affiliated investment fund. However, the period of time over which the underlying investments are expected to be liquidated is unknown. Additionally, the Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until March 18, 2032, unless dissolved earlier or otherwise extended by the General Partner. In accordance with ASC Topic 820-10, this investment is measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been classified in the fair value hierarchy. The Company recognized an unrealized fair value of gain of $1.4 million and $1.9 million in the Consolidated Condensed Statements of Operations during the three and nine months ended July 4, 2026, respectively. The Company has recorded the amount of funded capital that has been called as an equity investment, and as of July 4, 2026, the Company has an obligation to fund uncalled capital commitments of approximately $1.3 million.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 6. INVESTMENT IN DEBT SECURITIES
Debt securities have been classified in the Consolidated Condensed Balance Sheets according to management’s intent. Investment in debt securities consisted of the following as of July 4, 2026 and October 4, 2025:

	As of
(in thousands)	July 4, 2026	October 4, 2025
Held-to-maturity debt securities	10,000	10,000
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
Maturity of debt securities as of July 4, 2026 were as follows:

		Maturity grouping
(in thousands)	Total	Within 1 year	1 - 5 years	5 - 10 years	After 10 years
Held-to-maturity debt securities	$10,000	—	$10,000	—	—
Total	$10,000	$—	$10,000	$—	$—
The Company did not recognize any unrealized gains or losses during the three and nine months ended July 4, 2026.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities as described in Note 4: Cash, Cash Equivalents, And Short-term Investments, Note 5: Equity Investments on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended July 4, 2026 and October 4, 2025.
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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheets as of July 4, 2026 and October 4, 2025 were as follows:

	As of
	July 4, 2026			October 4, 2025
(in thousands)	Notional Amount	Fair Value Liability Derivatives	(1)	Notional Amount	Fair Value Asset Derivatives	(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$70,018	$(394)		$49,974	$85
Total derivatives	$70,018	$(394)		$49,974	$85
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
The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 4, 2026 and June 28, 2025 were as follows:

		Three Months Ended		Nine months ended
(in thousands)		July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax	(1)	$(152)	$1,847	$(704)	$(224)
Net loss reclassified from accumulated OCI into income, net of tax	(2)	$(229)	$(260)	$(225)	$(132)
(1)Net change in the fair value of the effective portion classified in OCI.
(2)Effective portion classified as selling, general and administrative expense.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 9. LEASES
We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, sales support and service centers, equipment, and vehicles. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of July 4, 2026, there were no options to extend the lease which was recognized as a right-of-use (“ROU”) asset, or a lease liability. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our leased assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Condensed Balance Sheets as these leases have a lease term of 12 months or less at lease inception.
Operating leases are included in operating ROU assets, current operating lease liabilities and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Condensed Balance Sheets. As of July 4, 2026 and October 4, 2025, our finance leases were not material.
The following table shows the components of lease expense:

	Three months ended		Nine months ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease expense (1)	$2,312	$2,239	$6,842	$6,956
(1)Operating lease expense includes short-term lease expense and variable lease expenses, which is immaterial for the three and nine months ended July 4, 2026 and June 28, 2025.
The following table shows the cash flows arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine months ended
(in thousands)	July 4, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,743	$7,909
The following table shows the weighted-average lease terms and discount rates for operating leases:

	As of
	July 4, 2026	October 4, 2025
Operating leases:
Weighted-average remaining lease term (in years):	6.3	6.6
Weighted-average discount rate:	6.8%	6.9%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Future lease payments, excluding short-term leases, as of July 4, 2026, are detailed as follows:

As of
(in thousands)	July 4, 2026
Remaining fiscal 2026	$2,204
Fiscal 2027	8,278
Fiscal 2028	7,666
Fiscal 2029	7,331
Fiscal 2030	5,880
Thereafter	15,615
Total minimum lease payments	46,974
Less: Interest	$8,856
Present value of lease obligations	$38,118
Less: Current portion	$6,083
Long-term portion of lease obligations	$32,035

NOTE 10. DEBT AND OTHER OBLIGATIONS
Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 4, 2026, no liability has been recognized on the Consolidated Condensed Balance Sheets in connection with these bank guarantees.

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
During the three and nine months ended July 4, 2026, the Company repurchased a total of approximately 5.0 thousand and 176.0 thousand shares of common stock under the New Program at a cost of approximately $0.5 million and $7.3 million, respectively.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
As of July 4, 2026, our remaining stock repurchase authorization under the New Program was approximately $226.4 million.
Accumulated Other Comprehensive Loss
The following table reflects changes in accumulated other comprehensive income / (loss) by component as of July 4, 2026 and October 4, 2025:

(in thousands)	Cumulative Foreign Currency Translation Adjustment	Pension Plan Adjustments	(Loss) / Gain on Derivative Instruments	Total
As of October 4, 2025	$(22,169)	$(1,766)	$85	$(23,850)
Other comprehensive income / (loss) before reclassifications	2,296	18	(704)	1,610
Amount reclassified out of accumulated other comprehensive income / (loss)	—	—	225	225
Tax effects	(229)	—	—	(229)
Accumulated other comprehensive income / (loss)	2,067	18	(479)	1,606
As of July 4, 2026	$(20,102)	$(1,748)	$(394)	$(22,244)
Equity-Based Compensation
The Company has a stockholder-approved equity-based compensation plan, the 2021 Omnibus Incentive Plan (the “Plan”) from which employees and directors receive grants. As of July 4, 2026, 3.4 million shares of common stock are available for grant to the Company’s employees and directors under the Plan.
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
Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended July 4, 2026 and June 28, 2025 was based upon awards ultimately expected to vest, with forfeiture accounted for when they occur.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects Time-based RSUs, Relative TSR PSUs and common stock granted during the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(shares in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Time-based RSUs	—	4	568	567
Relative TSR PSUs	—	—	75	128
Common stock	4	8	15	22
Equity-based compensation in shares	4	12	658	717
The following table reflects total equity-based compensation expense, which includes Time-based RSUs, Relative TSR PSUs, Growth PSUs and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cost of sales	$428	$376	$1,292	$1,146
Selling, general and administrative	4,377	4,527	11,667	13,186
Research and development	2,239	2,189	6,406	6,394
Total equity-based compensation expense	$7,044	$7,092	$19,365	$20,726
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Time-based RSUs	$5,145	$5,003	$15,252	$15,369
Relative TSR PSUs	1,628	1,705	4,715	5,320
Growth PSUs	—	113	(1,412)	(863)
Common stock	271	271	810	900
Total equity-based compensation expense	$7,044	$7,092	$19,365	$20,726
NOTE 12. REVENUE AND CONTRACT BALANCES
The Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay. Service revenue is generally recognized over time as the services are performed. For the three and nine months ended July 4, 2026 and June 28, 2025, the service revenue was not material.
The Company reports revenue based on its reportable segments and end markets, which provides information about how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 15: Segment Information, for disclosure of revenue by segment and end market.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
Contract Balances

	As of
(in thousands)	July 4, 2026	October 4, 2025
Contract liabilities	$56,072	$23,936
Our contract liabilities are primarily related to payments received in advance of satisfying performance obligations, and are reported in the accompanying Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.
Contract liabilities increased as a result of receiving new advanced payments from customers, partially offset by the recognition in revenue of $20.0 million that was included in contract liabilities as of October 4, 2025.

NOTE 13. EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Restricted stock is included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following table reflects a reconciliation of the shares used in the basic and diluted net income/(loss) per share computation for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended
(in thousands, except per share)	July 4, 2026		June 28, 2025
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income/(loss)	$57,416	$57,416	$(3,289)	$(3,289)
DENOMINATOR:
Weighted average shares outstanding - Basic	52,333	52,333	52,692	52,692
Dilutive effect of Equity Plans		1,096		—
Weighted average shares outstanding - Diluted		53,429		52,692
EPS:
Net income/(loss) per share - Basic	$1.10	$1.10	$(0.06)	$(0.06)
Effect of dilutive shares		(0.03)		—
Net income/(loss) per share - Diluted		$1.07		$(0.06)

Anti-dilutive shares (1)		0		289

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

	Nine months ended
(in thousands, except per share)	July 4, 2026		June 28, 2025
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income /(loss)	$109,360	$109,360	$(6,166)	$(6,166)
DENOMINATOR:
Weighted average shares outstanding - Basic	52,326	52,326	53,265	53,265
Dilutive effect of Equity Plans		864		—
Weighted average shares outstanding - Diluted		53,190		53,265
EPS:
Net income /(loss) per share - Basic	$2.09	$2.09	$(0.12)	$(0.12)
Effect of dilutive shares		(0.03)		—
Net income /(loss) per share - Diluted		$2.06		$(0.12)

Anti-dilutive shares (1)		1		237
(1) Represents the Time-based RSUs, Relative TSR PSUs and Growth PSUs that are excluded from the calculation of diluted earnings per share for the three and nine months ended July 4, 2026 and June 28, 2025 as the effect would have been anti-dilutive.

NOTE 14. INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Provision for income taxes	$15,345	$3,171	$28,449	$19,941
Effective tax rate	21.1%	(2,687.3)%	20.6%	144.8%
As previously disclosed in fiscal 2025, the Company received reimbursement from the cancellation of a prior project, for which the Company was engaged by one of its customers to support the customer with the development and future mass production of certain technologies (the "Project"). In addition, the Company announced the cessation of its EA equipment business.
For the three and nine months ended July 4, 2026, as compared to the same period ended June 28, 2025, the changes in provision for income taxes was primarily due to higher profitability in fiscal 2026. The changes in effective tax rate were primarily due to the tax effects of the reimbursement from cancellation of the Project and the cessation of the EA equipment business, which were recorded as discrete items during fiscal 2025, partially offset by an increase in profitability in fiscal 2026.
For the three months ended July 4, 2026, the effective tax rate is higher than the U.S. federal statutory tax rate primarily due to change in valuation allowances, taxes on undistributed earnings, and non-deductible expenses, partially offset by tax credits and earnings of foreign subsidiaries subject to tax at different rates than the U.S..
For the nine months ended July 4, 2026, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to tax credits and earnings of foreign subsidiaries subject to tax at different tax rates than the U.S., partially offset by non-deductible expenses, deemed income, and taxes on undistributed foreign earnings.

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
Any other operating segments that have not been aggregated within the reportable segments described above which do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of advanced dispense, electronics assembly, and die-attach systems and solutions and related aftermarket spares and services. Results for the “All Others” category and other corporate expenses are included as a reconciling item between the Company’s reportable segments and its consolidated results of operations.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects operating information by segment for the three and nine months ended July 4, 2026 and June 28, 2025:

(in thousands)	Three months ended July 4, 2026
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS	All Others	Unallocated Corporate Expenses	Total Company
Net Revenue	$226,068	$25,777	$29,415	$35,772	$13,377	$—	$330,409
Cost of sales	111,462	14,786	19,204	17,522	9,456	30	172,460

Selling, general and administrative	9,600	2,591	4,765	3,339	2,100	23,374	45,769
Research and development	11,799	6,918	17,999	3,210	2,265	1,723	43,914
Total operating expenses	21,399	9,509	22,764	6,549	4,365	25,097	89,683

Income / (Loss) from operations	$93,207	$1,482	$(12,553)	$11,701	$(444)	$(25,127)	$68,266

(in thousands)	Three months ended June 28, 2025
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS(1)	All Others(1)	Unallocated Corporate Expenses	Total Company
Net Revenue	$75,990	$22,126	$10,811	$31,392	$8,094	$—	$148,413
Cost of sales	37,386	12,577	5,751	15,599	7,852	5	79,170

Selling, general and administrative(2)	5,930	2,077	3,888	3,067	4,348	20,286	39,596
Research and development	9,194	5,407	11,864	2,325	5,128	1,823	35,741
Total operating expenses	15,124	7,484	15,752	5,392	9,476	22,109	75,337

Income / (Loss) from operations	$23,480	$2,065	$(10,692)	$10,401	$(9,234)	$(22,114)	$(6,094)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)

(in thousands)	Nine Months Ended July 4, 2026
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions	APS	All Others	Unallocated Corporate Expenses	Total Company

Net Revenue	$496,557	$59,968	$71,119	$110,090	$34,921	$—	$772,655
Cost of sales	249,207	34,961	39,176	53,611	19,033	59	396,047

Selling, general and administrative	24,287	7,185	13,727	9,798	9,570	64,703	129,270
Research and development	32,210	19,314	47,371	8,986	7,694	7,111	122,686
Total operating expenses	56,497	26,499	61,098	18,784	17,264	71,814	251,956

Income / (Loss) from operations	$190,853	$(1,492)	$(29,155)	$37,695	$(1,376)	$(71,873)	$124,652

(in thousands)	Nine Months Ended June 28, 2025
	Reportable segments				Reconciling items
	Ball Bonding Equipment	Wedge Bonding Equipment	Advanced Solutions(3)	APS(1)	All Others(1)	Unallocated Corporate Expenses	Total Company

Net Revenue	$201,957	$90,546	$56,627	$95,124	$32,269	$—	$476,523
Cost of sales	101,014	50,528	19,420	45,950	62,884	16	279,812

Selling, general and administrative(2)	16,538	6,102	(61,154)	8,887	52,885	66,796	90,054
Research and development	28,202	16,235	36,608	7,418	16,702	5,604	110,769
Total operating expenses	44,740	22,337	(24,546)	16,305	69,587	72,400	200,823

Income / (Loss) from operations	$56,203	$17,681	$61,753	$32,869	$(100,202)	$(72,416)	$(4,112)
(1) In view of the cessation of the EA equipment business, the financial results for the three and nine months ended July 4, 2026 now excludes a certain product line from the APS segment and now reports it as part of "All Others". This change in composition of reportable segments has been retrospectively applied to the corresponding results for the three and nine months ended June 28, 2025.
(2) The amounts presented reconcile to the aggregate of the "Selling, general and administrative", "Gain related to the cessation of business" and "Impairment charges" separately presented in the Condensed Consolidated Statements of Operations for the three and nine months ended June 28, 2025.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
(3) The credit balance for the Advanced Solutions segment is primarily due to a $71.1 million reimbursement for certain costs and expenses as a result of the cancellation of the Project and a $1.7 million gain from a supplier settlement, partially offset by $11.6 million of selling, general and administrative expenses.
The following table reconciles total segment profit to total income / (loss) before income taxes for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total income from reportable segments	$93,837	$25,254	$197,901	$168,506
All Others	(444)	(9,234)	(1,376)	(100,202)
Unallocated corporate expenses	(25,127)	(22,114)	(71,873)	(72,416)
Net interest income	4,495	5,976	13,157	17,887
Income before income taxes	$72,761	$(118)	137,809	13,775
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
The following table reflects net revenue by end markets served for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
General Semiconductor	$227,240	$79,381	$500,789	$235,624
Automotive & Industrial	24,216	17,116	60,068	98,546
Memory	34,005	15,468	81,478	28,999
APS	44,948	36,448	130,320	113,354
Total revenue	$330,409	$148,413	$772,655	$476,523

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects capital expenditures, depreciation expense and amortization expense for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Capital expenditures:
Ball Bonding Equipment	$145	$19	$243	$76
Wedge Bonding Equipment	313	211	826	291
Advanced Solutions	9,884	32	9,884	124
APS(1)	370	421	1,352	986
All Others (1)	20	410	65	1,025
Corporate Expenses	1,172	1,640	5,282	5,058
	$11,904	$2,733	$17,652	$7,560

Depreciation expense:
Ball Bonding Equipment	$254	$321	$793	$985
Wedge Bonding Equipment	266	219	741	674
Advanced Solutions	244	277	762	793
APS (1)	1,142	1,203	3,516	3,909
All Others (1)	261	261	865	937
Corporate Expenses	1,528	1,328	4,340	3,918
	$3,695	$3,609	$11,017	$11,216

Amortization expense:
Ball Bonding Equipment	$—	$—	$—	$—
Wedge Bonding Equipment	—	—	—	—
Advanced Solutions	—	—	—	—
APS (1)	—	—	—	—
All Others (1)	216	216	648	2,450
Corporate Expenses	92	92	275	275
	$308	$308	$923	$2,725
(1) In view of the cessation of EA equipment business, the financial results for the three and nine months ended July 4, 2026 now exclude a certain product line from the APS segment and now reports it as part of "All Others". This change in composition of reportable segments has been retrospectively applied to the corresponding results for the three and nine months ended June 28, 2025.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects the reserve for warranty activity for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Nine months ended
(in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reserve for product warranty, beginning of period	$8,994	$8,524	$7,255	$9,911
Provision for product warranty	5,496	2,064	13,350	6,476
Utilization of reserve	(3,584)	(2,977)	(9,699)	(8,776)
Reserve for product warranty, end of period	$10,906	$7,611	$10,906	$7,611
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheets as of July 4, 2026:

		Payments due by fiscal year
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Inventory purchase obligation (1)	$477,878	$316,340	$161,538	$—	$—	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders is non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
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
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended July 4, 2026 and June 28, 2025:

	Nine months ended
	July 4, 2026	June 28, 2025
Tianshui Huatian Technology Co., Ltd	13.8%	10.1%
Haoseng Industrial Co., Ltd	14.8%	*
Changjin Technology (Shanghai) Co., Ltd	10.4%	*
* Represents less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of July 4, 2026 and June 28, 2025:

	As of
	July 4, 2026	June 28, 2025
Tianshui Huatian Technology Co., Ltd	23.7%	18.0%
Haoseng Industrial Co., Ltd	26.1%	*
Forehope Electronic (Ningbo) Co., Ltd.	*	16.2%
* Represents less than 10% of total accounts receivable

NOTE 17. CESSATION OF BUSINESS
Cessation of EA Equipment Business
On March 25, 2025, the Board of Directors of the Company approved a strategic plan related to the cessation of the EA equipment business. As part of the plan, the Company began the process of winding down the EA equipment business in an effort to prioritize core semiconductor assembly business opportunities and enhance overall through-cycle financial performance. The cessation of the EA equipment business is subject to a consultation process with the applicable works council and union representatives, which the Company initiated in the third fiscal quarter of 2025 and, as of July 4, 2026, has substantially completed. The wind down activities remain ongoing and are expected to be substantially completed once the Company has fulfilled all last time orders from existing customers, after which there will be some service support activities to serve out the remaining customer obligations.
Wind down charges as a result of these activities incurred during the nine months ended July 4, 2026 were accounted in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation—Nonretirement Postemployment Benefits. The wind down charges are primarily recorded in the Company’s "All Others" category. We plan to fund the cash costs through existing cash balances.
Employee termination benefits
The Company incurred employee termination benefits pertaining to ongoing and one-time benefit arrangements in accordance with ASC 712 and 420. The movement of the balances as of July 4, 2026 is summarized below:

(in thousands)	Ongoing employee benefit arrangements	One-time employee benefit arrangements	Total
As of October 4, 2025	$4,380	$957	$5,337
Additions charged to expense	$—	$2,689	$2,689
Cash payments	$(1,423)	$(1,508)	$(2,931)
As of July 4, 2026	$2,957	$2,138	$5,095
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
All other operating segments that do not meet the quantitative threshold to be disclosed as a separate reportable segment have been grouped within an “All Others” category. This group is reflective of the results of the Company from the design, development, manufacture and sale of advanced dispense, electronics assembly, and die-attach systems and solutions and related aftermarket spares and services.

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
From time to time, our customers may request that we deliver our products to countries where they own or operate production facilities or to countries where they utilize third-party subcontractors or warehouses as part of their supply chain. For example, customers headquartered in the U.S. may require us to deliver our products to their back-end production facilities in China. Our customer base in the Asia/Pacific region has become more geographically concentrated over time as a result of general economic and industry conditions and trends. Approximately 95.6% and 92.1% of our net revenue for the three months ended July 4, 2026 and June 28, 2025, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 56.1% and 60.0% of our net revenue for the three months ended July 4, 2026 and June 28, 2025, respectively, were for shipments to customers headquartered in China.
Similarly, approximately 94.4% and 88.4% of our net revenue for the nine months ended July 4, 2026 and June 28, 2025, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 56.4% and 51.3% of our net revenue for the nine months ended July 4, 2026 and June 28, 2025, respectively, were for shipments to customers headquartered in China.
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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of July 4, 2026, our total cash, cash equivalents and short-term investments were $516.6 million, a $5.9 million increase from the prior fiscal year end. We believe our ability to maintain a strong cash position will allow us to continue to invest in product development, pursue non-organic growth opportunities and return capital to investors through our share repurchase and dividend programs. Please see “Liquidity and Capital Resources” for more information.
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
As of the date of this report, our business and operations in Israel have not been impacted and no material damage or utilities interruptions have been noted at our Israeli facility. Furthermore, disruption to our workforce and operations have been immaterial. Given that any further escalation or other hostilities cannot be excluded, we continue to monitor the situation and refine our business contingency measures.
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
As the macroeconomic situation remains highly volatile and the geopolitical situation remains uncertain, there is uncertainty surrounding our business, our expectations regarding future demand or supply conditions, our near- and long-term liquidity and our financial condition. Consequentially, our operating results could deteriorate. However, we believe that the long-term semiconductor industry macroeconomics have not changed and we anticipate that the industry’s growth projections will normalize.
For a description of the risks to our business arising from or relating to the general macroeconomic conditions, please see Part I, Item 1A, “Risk Factors” of our 2025 Annual Report.

RESULTS OF OPERATIONS
As discussed in Note 15: Segment Information, the segment-related information within Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended July 4, 2026 now excludes a certain product line from the APS segment and reports it as part of “All Others”. This change in composition of the reportable segments has been retrospectively applied to the corresponding results for the three and nine months ended June 28, 2025.
The following tables reflect our income from operations for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Net revenue	$330,409	$148,413	$181,996	122.6%
Cost of sales	172,460	79,170	93,290	117.8%
Gross profit	157,949	69,243	88,706	128.1%
Selling, general and administrative	45,769	39,596	6,173	15.6%
Research and development	43,914	35,741	8,173	22.9%
Operating expenses	89,683	75,337	14,346	19.0%
Income/(Loss) from operations	$68,266	$(6,094)	$74,360	1,220.2%

	Nine months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Net revenue	$772,655	$476,523	$296,132	62.1%
Cost of sales	396,047	279,812	116,235	41.5%
Gross profit	376,608	196,711	179,897	91.5%
Selling, general and administrative	129,270	126,224	3,046	2.4%
Research and development	122,686	110,769	11,917	10.8%
Impairment charges	—	39,817	(39,817)	(100.0)%
Gain relating to cessation of business	—	(75,987)	75,987	100.0%
Operating expenses	251,956	200,823	51,133	25.5%
Income/(Loss) from operations	$124,652	$(4,112)	$128,764	3,131.4%
Net Revenue
Our net revenue for the three and nine months ended July 4, 2026 increased as compared to our net revenue for the three and nine months ended June 28, 2025. For the three months ended July 4, 2026, the increase in net revenue was driven by higher volume across all of our reportable segments and the All Others category. For the nine months ended July 4, 2026, the increase in net revenue was primarily driven by higher volume in Ball Bonding Equipment, APS and Advanced Solutions, as well as in All Others, partially offset by lower volume in Wedge Bonding Equipment.

The following tables reflect net revenue for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended
(dollar amounts in thousands)	July 4, 2026		June 28, 2025		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$226,068	68.4%	$75,990	51.2%	$150,078	197.5%
Wedge Bonding Equipment	25,777	7.8%	22,126	14.9%	3,651	16.5%
Advanced Solutions	29,415	8.9%	10,811	7.3%	18,604	172.1%
APS	35,772	10.8%	31,392	21.2%	4,380	14.0%
All Others	13,377	4.1%	8,094	5.4%	5,283	65.3%
Total net revenue	$330,409	100.0%	$148,413	100.0%	$181,996	122.6%

	Nine months ended
(dollar amounts in thousands)	July 4, 2026		June 28, 2025		$ Change	% Change
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Ball Bonding Equipment	$496,557	64.3%	$201,957	42.4%	$294,600	145.9%
Wedge Bonding Equipment	59,968	7.8%	90,546	19.0%	(30,578)	(33.8)%
Advanced Solutions	71,119	9.2%	56,627	11.9%	14,492	25.6%
APS	110,090	14.2%	95,124	20.0%	14,966	15.7%
All Others	34,921	4.5%	32,269	6.7%	2,652	8.2%
Total net revenue	$772,655	100.0%	$476,523	100.0%	$296,132	62.1%
Ball Bonding Equipment
For the three months ended July 4, 2026, Ball Bonding Equipment net revenue increased by $150.1 million as compared to the prior year period. This increase was primarily due to an increase in sales volume of approximately $126.6 million in general semiconductor, $19.4 million in memory and $4.1 million in automotive and industrial end markets driven by customer technology transitions and improved demand conditions.
For the nine months ended July 4, 2026, Ball Bonding Equipment net revenue increased by $294.6 million as compared to the prior year period. This increase was primarily due to an increase in sales volume of approximately $227.6 million in general semiconductor, $57.0 million in memory and $10.0 million in automotive and industrial end markets driven by customer technology transitions and improved demand conditions.
Wedge Bonding Equipment
For the three months ended July 4, 2026, Wedge Bonding Equipment net revenue increased by $3.7 million, as compared to the prior year period. This increase was primarily due to higher customer purchases in the automotive and industrial end market.
For the nine months ended July 4, 2026, Wedge Bonding Equipment net revenue decreased by $30.6 million, as compared to the prior year period. This decrease was primarily due to a decrease in sales volume of approximately $33.9 million in the automotive and industrial end market due to lower EV capacity needs, partially offset by an approximately $3.3 million increase in sales volume due to higher customer purchases in the general semiconductor end market for power discrete products.
Advanced Solutions
For the three months ended July 4, 2026, Advanced Solutions net revenue increased by $18.6 million, as compared to the prior year period. This increase was primarily due to an increase in sales volume of approximately $21.6 million in general semiconductor driven by customer technology transitions, partially offset by an approximately $3.0 million decrease in customer purchase volumes in the automotive and industrial end market.

For the nine months ended July 4, 2026, Advanced Solutions net revenue increased by $14.5 million, as compared to the prior year period. This increase was primarily due to an increase in sales volume of approximately $32.0 million in general semiconductor driven by customer technology transitions, partially offset by an approximately $17.5 million decrease in volume of customer purchases in the LED product line, which is reported within the automotive and industrial end market.
APS
For the three months ended July 4, 2026, APS net revenue increased by $4.4 million, as compared to the prior year period. This increase was primarily driven by higher sales volume by an approximately $2.2 million in bonding tools and $1.9 million in spares and services.
For the nine months ended July 4, 2026, APS net revenue increased by $15.0 million, as compared to the prior year period. This increase was primarily driven by higher sales volume by an approximately $11.0 million in spares and services and $5.2 million in bonding tools, partially offset by an approximately $1.2 million decrease in customer purchase volumes in dicing blades.
All Others
For the three months ended July 4, 2026, net revenue from All Others increased by $5.3 million, as compared to the prior year period. This increase was primarily driven by higher sales volumes in the automotive and industrial end market.
For the nine months ended July 4, 2026, net revenue from All Others increased by $2.7 million, as compared to the prior year period. This increase was primarily driven by higher sales volumes in the automotive and industrial end market.
Gross Profit Margin
The following tables reflect gross profit margin as a percentage of net revenue by reportable segments for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended		Basis Point
	July 4, 2026	June 28, 2025	Change
Ball Bonding Equipment	50.7%	50.8%	(10)
Wedge Bonding Equipment	42.6%	43.2%	(60)
Advanced Solutions	34.7%	46.8%	(1,210)
APS	51.0%	50.3%	70
All Others	29.3%	3.0%	2,630
Total gross profit margin	47.8%	46.7%	110

	Nine months ended		Basis Point
	July 4, 2026	June 28, 2025	Change
Ball Bonding Equipment	49.8%	50.0%	(20)
Wedge Bonding Equipment	41.7%	44.2%	(250)
Advanced Solutions	44.9%	65.7%	(2,080)
APS	51.3%	51.7%	(40)
All Others	45.5%	(94.9)%	14,040
Total gross profit margin	48.7%	41.3%	740
Ball Bonding Equipment
For the three and nine months ended July 4, 2026, the Ball Bonding Equipment gross profit margin was generally consistent with the prior year period.

Wedge Bonding Equipment
For the three and nine months ended July 4, 2026, the decrease in Wedge Bonding Equipment gross profit margin as compared to the prior year period was primarily due to a less favorable customer mix, including higher sales to customers where we achieve lower average margins.
Advanced Solutions
For the three months ended July 4, 2026, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to a less favorable product mix.
For the nine months ended July 4, 2026, the decrease in Advanced Solutions gross profit margin as compared to the prior year period was primarily due to a less favorable product mix. In addition, the prior year period included revenue recognized from delivered products relating to the cancellation of the Project.
APS
For the three months ended July 4, 2026, the increase in APS gross profit margin as compared to the prior year period was primarily driven by a favorable product mix from spares and services.
For the nine months ended July 4, 2026, the decrease in APS gross profit margin as compared to the prior year period was primarily driven by a less favorable product mix from bonding tools.
All Others
For the three months ended July 4, 2026, the increase in gross profit margin for the “All Others” category as compared to the prior year period was primarily due to the prior year period included inventory write-down charges incurred as a result of the cessation of the EA equipment business.
For the nine months ended July 4, 2026, the increase in gross profit margin for the “All Others” category as compared to the prior year period was primarily due to sales of previously impaired inventory as a result of the cessation of the EA equipment business. In addition, the prior year period included inventory write-down charges incurred as a result of the cessation of the EA equipment business.
Operating Expenses
The following tables reflect operating expenses for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Selling, general and administrative	$45,769	$39,596	$6,173	15.6%
Research and development	43,914	35,741	8,173	22.9%
Total	$89,683	$75,337	$14,346	19.0%

	Nine months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Selling, general and administrative	$129,270	$126,224	$3,046	2.4%
Research and development	122,686	110,769	11,917	10.8%
Gain relating to cessation of business	—	(75,987)	75,987	100.0%
Impairment charges	—	39,817	(39,817)	(100.0)%
Total	$251,956	$200,823	$51,133	25.5%
Selling, General and Administrative (“SG&A”)
For the three months ended July 4, 2026, the higher SG&A expenses as compared to the prior year period was primarily due to higher staff cost related to an increase in incentive compensation.

For the nine months ended July 4, 2026, the higher SG&A expenses as compared to the prior year period was primarily due to $7.6 million higher staff cost related to an increase in incentive compensation and $5.2 million higher sales representative commissions. This was partially offset by $7.2 million lower severance costs, $1.8 million lower amortization and $0.6 million higher miscellaneous income.
Research and Development (“R&D”)
For the three months ended July 4, 2026, the higher R&D expenses as compared to the prior year period were primarily due to $5.5 million higher staff cost related to an increase in incentive compensation and $2.9 million higher spending on prototype materials.
For the nine months ended July 4, 2026, the higher R&D expenses as compared to the prior year period were primarily due to $6.0 million higher staff cost related to an increase in incentive compensation, $5.0 million higher spending on prototype materials and a $2.5 million consortium participation fee. This was partially offset by $1.0 million lower professional services and $0.5 million lower miscellaneous expenses.
Gain relating to cessation of business
For the nine months ended June 28, 2025, the gain relating to cessation of business was primarily due to the $71.1 million reimbursement for certain costs and expenses from the cancellation of the Project, a $3.2 million gain on the disposal of a subsidiary and a $1.7 million gain from the supplier settlement.
Impairment Charges
For the nine months ended June 28, 2025, we incurred $39.8 million in impairment charges on long-lived assets, intangible assets and goodwill related to the cessation of the EA equipment business.
Income/(Loss) from Operations
The following tables reflect income / (loss) from operations by reportable segments for the three and nine months ended July 4, 2026 and June 28, 2025.

	Three months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Ball Bonding Equipment	$93,207	$23,480	$69,727	297.0%
Wedge Bonding Equipment	1,482	2,065	(583)	(28.2)%
Advanced Solutions	(12,553)	(10,692)	(1,861)	(17.4)%
APS	11,701	10,401	1,300	12.5%
All Others	(444)	(9,234)	8,790	95.2%
Corporate Expenses	(25,127)	(22,114)	(3,013)	(13.6)%
Total income/(loss) from operations	$68,266	$(6,094)	$74,360	1,220.2%

	Nine months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Ball Bonding Equipment	$190,853	$56,203	$134,650	239.6%
Wedge Bonding Equipment	(1,492)	17,681	(19,173)	(108.4)%
Advanced Solutions	(29,155)	61,753	(90,908)	(147.2)%
APS	37,695	32,869	4,826	14.7%
All Others	(1,376)	(100,202)	98,826	98.6%
Corporate Expenses	(71,873)	(72,416)	543	0.7%
Total income/(loss) from operations	$124,652	$(4,112)	$128,764	3,131.4%

Ball Bonding Equipment
For the three and nine months ended July 4, 2026, the change in Ball Bonding Equipment income/loss from operations as compared to the prior year period was primarily due to the increase in revenue and consistent gross margin as explained under “Net Revenue” and "Gross Profit Margin" above, partially offset by increase in operating expenses related to higher staff cost and higher sales representative commissions as explained under "Operating Expenses" above.
Wedge Bonding Equipment
For the three months ended July 4, 2026, the change in Wedge Bonding Equipment income/loss from operations as compared to the prior year period was primarily due to increase in operating expenses related to higher staff cost as explained under "Operating Expenses" above.
For the nine months ended July 4, 2026, the change in Wedge Bonding Equipment income/loss from operations as compared to the prior year period was primarily due to the decrease in revenue and gross margin as explained under “Net Revenue” and "Gross Profit Margin" above and increase in operating expenses related to higher staff cost as explained under "Operating Expenses" above.
Advanced Solutions
For the three months ended July 4, 2026, the change in Advanced Solutions income/loss from operations as compared to the prior year period was primarily due to the increase in operating expenses related to higher staff cost and prototype materials from R&D as explained under "Operating Expenses" above.
For the nine months ended July 4, 2026, the change in Advanced Solutions income/loss from operations as compared to the prior year period was primarily due to the decrease in gross margin as explained under "Gross Profit Margin" above and the reimbursement from the cancellation of the Project in the prior year period, as explained under “Operating Expenses” above.
APS
For the three and nine months ended July 4, 2026, the change in Aftermarket Product & Services income/loss from operations as compared to the prior year period was primarily due to the increase in revenue as explained under “Net Revenue” above, partially offset by higher operating expenses from higher staff cost as explained under "Operating Expenses" above.
All Others
For the three and nine months ended July 4, 2026, the change in All Others income/loss from operations as compared to the prior year period was primarily due to the increase in revenue as explained under “Net Revenue” above, and inventory write-down and impairment charges incurred as a result of the cessation of the EA equipment business in the prior year period as explained under "Gross Profit Margin" and "Operating Expenses" above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Interest income	$4,529	$6,008	$(1,479)	(24.6)%
Interest expense	$(34)	$(32)	$(2)	(6.3)%

	Nine months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	$ Change	% Change
Interest income	$13,268	$17,982	$(4,714)	(26.2)%
Interest expense	$(111)	$(95)	$(16)	(16.8)%

Interest income
For the three and nine months ended July 4, 2026, interest income decreased as compared to the prior year period primarily due to a lower weighted interest rate on cash, cash equivalents and short-term investments, and lower short-term investments balances.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 4, 2026 and June 28, 2025:

	Three months ended			Nine months ended
(dollar amounts in thousands)	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	Change
Provision for income taxes	$15,345	$3,171	$12,174	$28,449	$19,941	$8,508
Effective tax rate	21.1%	(2,687.3)%	2,708.4%	20.6%	144.8%	(124.2)%
For the three and nine months ended July 4, 2026, as compared to the same period ended June 28, 2025, the increase in provision for income taxes was primarily due to higher profitability in fiscal 2026. The changes in effective tax rate were primarily due to the tax effects of the reimbursement from the cancellation of the Project and the cessation of the Company's EA equipment business, which were recorded as discrete items during fiscal 2025, partially offset by an increase in profitability in fiscal 2026.
For the three months ended July 4, 2026, the effective tax rate is higher than the U.S. federal statutory tax rate primarily due to change in valuation allowances, taxes on undistributed earnings, and non-deductible expenses, partially offset by tax credits and earnings of foreign subsidiaries subject to tax at different rates than the U.S..
For the nine months ended July 4, 2026, the effective tax rate is lower than the U.S. federal statutory tax rate primarily due to tax credits and earnings of foreign subsidiaries subject to tax at different tax rates than the U.S., partially offset by non-deductible expenses, deemed income, and taxes on undistributed foreign earnings.
LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, and short-term investments as of July 4, 2026 and October 4, 2025:

	As of
(dollar amounts in thousands)	July 4, 2026	October 4, 2025	$ Change
Cash and cash equivalents	$368,573	$215,708	$152,865
Short-term investments	148,000	295,000	(147,000)
Total cash, cash equivalents, and short-term investments	$516,573	$510,708	$5,865
Percentage of total assets	39.2%	46.2%
The following table reflects a summary of the Consolidated Condensed Statements of Cash Flow information for the nine months ended July 4, 2026 and June 28, 2025:

	Nine months ended
(in thousands)	July 4, 2026	June 28, 2025
Net cash provided by operating activities	$46,554	$105,003
Net cash provided by investing activities	134,982	26,161
Net cash used in financing activities	(29,532)	(113,408)
Effect of exchange rate changes on cash and cash equivalents	861	1,578
Changes in cash and cash equivalents	$152,865	$19,334
Cash and cash equivalents, beginning of period	215,708	227,147
Cash and cash equivalents, end of period	$368,573	$246,481

Nine months ended July 4, 2026
The net cash provided by operating activities was primarily due to a net income of $109.4 million and non-cash adjustments to net income of $37.3 million, partially offset by a net unfavourable change in operating assets and liabilities of $100.1 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts and other receivable of $146.0 million and an increase in inventories of $75.9 million. This was partially offset by an increase in accounts payable, accrued expenses and other liabilities of $103.8 million and a decrease in prepaid expenses and other current assets of $15.2 million.
The increase in accounts and other receivable in the nine months ended July 4, 2026 was mainly due to higher sales for the period. The increase in inventories was due to the higher material purchases. The increase in accounts payable, accrued expenses and other liabilities was due to higher material purchases and higher accrued employee compensation. The decrease in prepaid expenses and other current assets was mainly due to the reduction in supplier prepayments.
Net cash provided by investing activities was due to net maturity of short-term investments of $147.0 million, partially offset by capital expenditures of $11.0 million.
Net cash used in financing activities was primarily due to common stock repurchases of $7.4 million and dividend payments of $21.5 million.
Nine months ended June 28, 2025
The increase in net cash provided by operating activities was primarily due to non-cash adjustments to net loss of $105.8 million and a net favorable change in operating assets and liabilities of $5.3 million, partially offset by a net loss of $6.2 million. The non-cash adjustments were primarily due to impairment charges of $39.8 million and an inventory write-down of $31.6 million as a result of the intended cessation of the EA equipment business. The net change in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $20.0 million, a decrease in prepaid expenses and other current assets of $4.7 million, and a net increase in accounts payable, accrued expenses and other liabilities of $9.4 million. This was partially offset by an increase in inventories of $21.4 million after excluding the impact of the inventory write-down as shown above, and a decrease in income tax payable of $7.5 million.
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

Fiscal 2026 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2026 capital expenditures to be between approximately $20.0 million and $24.0 million, of which approximately $17.7 million has been incurred through the third quarter. The actual amounts for 2026 will vary depending on market conditions. Expenditures are anticipated to be primarily for research and development projects, enhancements to our manufacturing operations, improvements to our information technology security, implementation of an enterprise resource planning system and leasehold improvements for our facilities. Our ability to make these expenditures will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing macroeconomic conditions, including actual or potential inflationary pressures, supply chain challenges, geopolitical tensions and other factors, some of which are beyond our control.

As of July 4, 2026 and October 4, 2025, approximately $459.0 million and $414.3 million of cash, cash equivalents, and short-term investments, respectively, were held by the Company’s foreign subsidiaries, with a large portion of the cash amounts expected to be available for use in the U.S. without incurring additional U.S. income tax.
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
During the three and nine months ended July 4, 2026, the Company repurchased a total of approximately 5.0 thousand and 176.0 thousand shares of common stock under the New Program at a cost of approximately $0.5 million and $7.3 million, respectively.
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
As of July 4, 2026, our remaining stock repurchase authorization under the New Program was approximately $226.4 million.
Dividends
On May 27, 2026, the Board of Directors declared a quarterly dividend of $0.205 per share of common stock. Dividends paid during the nine months ended July 4, 2026 totaled $21.5 million. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that such dividends are in the best interests of the Company’s shareholders.

Other Obligations and Contingent Payments
In accordance with U.S. GAAP, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity and are disclosed in the table below.
As of July 4, 2026, the Company had deferred tax liabilities of $34.5 million and unrecognized tax benefits within the income taxes payable for uncertain tax positions of $10.7 million, inclusive of accrued interest on uncertain tax positions of $4.3 million, substantially all of which would affect our effective tax rate in the future, if recognized.
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
The following table presents certain payments due by the Company under contractual and statutory obligations with minimum firm commitments as of July 4, 2026:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$477,878	$316,340	$161,538	$—	$—
Total	$477,878	$316,340	$161,538	$—	$—
(1)The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and some orders impose varying penalties and charges in the event of cancellation.
Credit facilities
As of July 4, 2026, other than the bank guarantee disclosed in Note 10: Debt And Other Obligations in our Notes to Consolidated Condensed Financial Statements, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of July 4, 2026, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $6.0 million to $7.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These instruments generally mature within twelve months. We have foreign exchange forward contracts with a notional amount of $70.0 million outstanding as of July 4, 2026.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2026. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended July 4, 2026 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the repurchases of common stock during the three months ended July 4, 2026 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 5, 2026 to May 9, 2026	—	$—	—	$226,969
May 10, 2026 to June 6, 2026	2	$104.12	2	$226,794
June 7, 2026 to July 4, 2026	3	$118.00	3	$226,439
For the three months ended July 4, 2026	5		5
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

Item 3. – Defaults Upon Senior Securities.
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION
Director and Officer Trading Plans and Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1f of the Exchange Act) have adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 4, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 6, 2026	By:	/s/ LESTER WONG
Lester Wong
Executive Vice President, Interim Chief Executive Officer, and Chief Financial Officer (Principal financial officer and Principal accounting officer)